Form 10-Q
period 2018-09-30
TALOS ENERGY INC.
filed 2018-11-05
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 54,155,768 shares of common stock, $0.01 par value per share, outstanding.

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

Deepwater. Water depths of more than 600 feet.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

•	business strategy;
•	reserves;
•	exploration and development drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves that we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program and other capital expenditures;
•	realized oil and natural gas prices;
•	timing and amount of future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	future drilling plans;
•	competition, government regulations and political developments;
•	our ability to obtain permits and governmental approvals;
•	pending legal, governmental or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	leasehold or business acquisitions;
•	costs of developing properties;
•	general economic conditions;
•	credit markets;
•	impact of new accounting pronouncements on earnings in future periods;
•	estimates of future income taxes;
•	uncertainty regarding our future operating results and our future revenues and expenses; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, well control risk, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, potential adverse reactions or changes to business or employee relations resulting from the business combination between Talos Energy LLC and Stone Energy Corporation, competitive responses to such business combination, the possibility that the anticipated benefits of such business combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, litigation relating to the business combination, and the other risks discussed in Part II, Item 1A, “Risk Factors” which are included herein.

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

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,920	$32,191
Restricted cash	1,245	1,242
Accounts receivable
Trade, net	119,019	62,871
Joint interest, net	16,809	13,613
Other	9,686	12,486
Assets from price risk management activities	314	1,563
Prepaid assets	50,508	17,931
Inventory	—	840
Income tax receivable	10,701	—
Other current assets	8,342	2,148
Total current assets	306,544	144,885
Property and equipment:
Proved properties	3,532,353	2,440,811
Unproved properties, not subject to amortization	108,735	72,002
Other property and equipment	32,683	8,857
Total property and equipment	3,673,771	2,521,670
Accumulated depreciation, depletion and amortization	(1,635,464)	(1,430,890)
Total property and equipment, net	2,038,307	1,090,780
Other long-term assets:
Assets from price risk management activities	199	345
Other well equipment	10,038	2,577
Other assets	2,059	706
Total assets	$2,357,147	$1,239,293
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,814	$72,681
Accrued liabilities	138,456	87,973
Accrued royalties	42,817	24,208
Current portion of long-term debt	439	24,977
Current portion of asset retirement obligations	78,170	39,741
Liabilities from price risk management activities	173,477	49,957
Accrued interest payable	18,188	8,742
Other current liabilities	21,347	15,188
Total current liabilities	510,708	323,467
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	654,320	672,581
Asset retirement obligations	348,062	174,992
Liabilities from price risk management activities	25,374	18,781
Other long-term liabilities	118,919	103,559
Total liabilities	1,657,383	1,293,380
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 54,155,768 and 31,244,085 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	542	312
Additional paid-in capital	1,324,269	489,870
Accumulated deficit	(625,047)	(544,269)
Total stockholders' equity (deficit)	699,764	(54,087)
Total liabilities and stockholders' equity	$2,357,147	$1,239,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil revenue	$248,100	$84,032	$555,954	$246,519
Natural gas revenue	20,193	11,177	49,364	37,239
NGL revenue	14,575	4,290	27,306	11,359
Other	—	463	—	2,095
Total revenue	282,868	99,962	632,624	297,212
Operating expenses:
Direct lease operating expense	42,090	25,516	101,065	82,251
Insurance	4,125	2,657	11,059	8,066
Production taxes	578	393	1,533	1,038
Total lease operating expense	46,793	28,566	113,657	91,355
Workover and maintenance expense	25,084	6,359	49,703	23,406
Depreciation, depletion and amortization	87,808	37,746	204,574	113,834
Accretion expense	10,162	4,299	24,414	14,808
General and administrative expense	21,660	9,663	61,120	26,879
Total operating expenses	191,507	86,633	453,468	270,282
Operating income	91,361	13,329	179,156	26,930
Interest expense	(24,837)	(21,464)	(66,257)	(61,041)
Price risk management activities income (expense)	(53,330)	(28,086)	(196,482)	56,802
Other income (expense)	(85)	44	(1,163)	201
Total other expense	(78,252)	(49,506)	(263,902)	(4,038)
Income (loss) before income taxes	13,109	(36,177)	(84,746)	22,892
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$13,109	$(36,177)	$(84,746)	$22,892

Net income (loss) per common share:
Basic	$0.24	$(1.16)	$(1.96)	$0.73
Diluted	$0.24	$(1.16)	$(1.96)	$0.73
Weighted average common shares outstanding:
Basic	54,156	31,244	43,329	31,244
Diluted	54,164	31,244	43,329	31,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance at January 1, 2018	$312	$489,870	$(544,269)	$(54,087)
Cumulative effect adjustment (Note 1)	—	—	(325)	(325)
Sponsor Debt Exchange	29	101,971	—	102,000
Stone Combination	201	731,763	—	731,964
Equity based compensation	—	665	4,293	4,958
Net loss	—	—	(84,746)	(84,746)
Balance at September 30, 2018	$542	$1,324,269	$(625,047)	$699,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(84,746)	$22,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	228,988	128,642
Amortization of deferred financing costs and original issue discount	3,589	2,005
Equity based compensation, net of amounts capitalized	2,129	770
Price risk management activities (income) expense	196,482	(56,802)
Net cash receipts (payments) on settled derivative instruments	(94,802)	22,287
Settlement of asset retirement obligations	(85,674)	(25,884)
Changes in operating assets and liabilities (net of impacts of acquisitions):
Accounts receivable	(4,460)	8,215
Other current assets	(14,524)	(424)
Accounts payable	(54,029)	3,123
Other current liabilities	40,410	22,277
Other non-current assets and liabilities, net	10,324	(2,669)
Net cash provided by operating activities	143,687	124,432
Cash flows from investing activities:
Exploration, development and other capital expenditures	(174,349)	(91,957)
Cash received (paid) for acquisitions	278,409	(2,243)
Net cash provided by (used in) investing activities	104,060	(94,200)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(25,151)	(1,000)
Proceeds from Bank Credit Facility	319,000	—
Repayment of Bank Credit Facility	(54,000)	—
Proceeds from Old Bank Credit Facility	—	10,000
Repayment of Old Bank Credit Facility	(403,000)	(15,000)
Deferred financing costs	(16,990)	—
Payments of capital lease	(9,874)	(9,053)
Net cash used in financing activities	(190,015)	(15,053)

Net increase in cash, cash equivalents and restricted cash	57,732	15,179
Cash, cash equivalents and restricted cash:
Balance, beginning of period	33,433	33,433
Balance, end of period	$91,165	$48,612

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$36,775	$48,800
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$27,307	$34,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On Closing Date, the following transactions, among others, occurred: (i) Stone underwent a reorganization pursuant to which Merger Sub merged with and into Stone, with Stone continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Merger”) and each share of Stone’s common stock outstanding immediately prior to the Merger (other than treasury shares held by Stone, which were cancelled for no consideration) was converted into the right to receive one share of the Company’s common stock, par value $0.01 (the “Common Stock”) and (ii) in a series of contributions, funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P. with respect to Series I (“Apollo Funds”), and entities related to Riverstone Energy Partners V, L.P. (“Riverstone Funds”) contributed all of the equity interests in Talos Production LLC (which at that time owned 100% of the equity interests in Talos Energy LLC) to the Company in exchange for an aggregate of 31,244,085 shares of Common Stock (the “Sponsor Equity Exchange”).

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

Substantially concurrent therewith, we consummated the Exchange Offer and Consent Solicitation, pursuant to which the holders of the 7.50% Stone Senior Notes, excluding the 7.50% Stone Senior Notes held by the Franklin Noteholders and the MacKay Noteholders, exchanged their 7.50% Stone Senior Notes for 11.00% Senior Secured Notes and a cash payment, and a solicitation of consents to proposed amendments to the 7.50% Stone Senior Notes.

Approximately $81.5 million in aggregate principal amount of the 7.50% Stone Senior Notes were validly tendered, and approximately $6.1 million in aggregate principal amount of 7.50% Stone Senior Notes remained outstanding as of the Closing Date.

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as applied to interim financial statements and include each subsidiary from the date of inception. Because this is an interim periodic report presented using a condensed consolidated format, it does not include all of the annual disclosures required by GAAP. All intercompany transactions have been eliminated. All adjustments that are of a normal, recurring nature and are necessary to fairly present the financial position, results of operations and cash flows for the interim periods are reflected herein. The results for any interim period are not necessarily indicative of the expected results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Talos Energy LLC was considered the accounting acquirer in the Stone Combination under GAAP. Accordingly, the historical financial and operating data of Talos Energy Inc., which covers periods prior to the Closing Date, reflects the assets, liabilities and results of operations of Talos Energy LLC and does not reflect the assets, liabilities and results of operations of Stone. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017, which were filed by the Company on September 20, 2018 with the SEC on a Current Report on Form 8-K. For the periods prior to May 10, 2018, the Company retrospectively adjusted its Statement of Changes in Stockholders’ Equity and the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination. Beginning on May 10, 2018, common stock is presented to reflect the legal capital of Talos Energy Inc.

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

During September 2015, the Company expanded its acreage position to include two shallow water exploration blocks off the coast of Mexico and drilled its first well in those blocks in July 2017. The business activities in Mexico, which are currently deemed immaterial, have been combined with that of the United States and are reported as one segment. See additional information in Note 4 – Property, Plant and Equipment.

Recently Adopted Accounting Standards

Revenue Recognition

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

The Company applied the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each unit of product typically represents a separate performance obligation, therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Gas Imbalances. Under previous accounting guidance, the Company used the entitlement method to account for sales and production. Under the entitlement method, revenue was recorded based on the Company’s entitled share of production with any difference recorded as an imbalance on the condensed consolidated balance sheet. Upon the adoption of ASC 606, revenues are recorded based on the actual sales volumes sold to purchasers. An imbalance receivable or payable is recorded only to the extent the imbalance is in excess of its share of remaining proved developed reserves in an underlying property. The change in accounting method from the entitlements method to the sales method resulted in an immaterial cumulative-effect adjustment to stockholders’ deficit on the date of adoption.

Production Handling Fees. Under previous accounting guidance, the Company presented certain reimbursements for costs from certain third parties as other revenue on the condensed consolidated statement of operations. Upon the adoption of ASC 606, the reimbursements are presented as a reduction of direct lease operating expense on the condensed consolidated statement of operations. The impact of the reclassification for the three and nine months ended September 30, 2018 was immaterial.

Recently Issued Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU supersedes the lease requirements in Topic 840, Leases, and requires that a lessee recognize a right-of-use asset and lease liability for leases that do not meet the definition of a short-term lease. The right-of-use asset and lease liability are to be measured on the balance sheet at the present value of the lease payments. For income statement purposes, ASU 2016-02 retains a dual model requiring leases to be classified as either operating or finance within the Company’s condensed consolidated statements of operations. Lease costs for operating leases are recognized as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. For finance leases, interest expense is recognized on the lease liability separately from amortization of the right-to-use asset. ASU 2016-02 does not apply to leases for oil and natural gas properties, but does apply to equipment used to explore and develop oil and natural gas reserves. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of ASU 2016-02 which includes an analysis of existing contracts and current accounting policies and disclosures that will change as a result of the adoption. Appropriate systems, controls and processes to support the recognition and disclosure requirements of the ASU 2016-02 are also being evaluated. The Company plans to adopt ASU 2016-02 effective January 1, 2019.

Note 2 — Summary of Significant Accounting Policies

Below are the Company’s significant accounting policies that have been implemented or changed since December 31, 2017.

Income Taxes

Prior to the Stone Combination, Talos Energy LLC was a partnership for federal income tax purposes and was not subject to federal income tax or state income tax (in most states).  As such, Talos Energy LLC was not a taxpaying entity for federal income tax purposes and accordingly, did not recognize any expenses for such states.  In connection with the Stone Combination, Talos Energy LLC was contributed to the Company, which is subject to federal and state income taxes. The Company records current income taxes based on estimates of current taxable income and provides for deferred income taxes to reflect estimated future income tax payments and receipts. Changes in tax laws are recorded in the period they are enacted. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. The Company classifies all deferred tax assets and liabilities, along with any related valuation allowance, as long-term on the condensed consolidated balance sheets.

The realization of deferred tax assets depends on recognition of sufficient future taxable income during periods in which those temporary differences are deductible. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating our valuation allowances, the Company considers cumulative book losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax planning strategies and future taxable income for each of its taxable jurisdictions, the latter two of which involve the exercise of significant judgment. Changes to the Company’s valuation allowances could materially impact its results of operations.

The Company’s policy is to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively.

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be antidilutive, diluted EPS includes the impact of restricted stock units (“RSUs”), performance share units (“PSUs”) and outstanding warrants. See Note 9 – Earnings Per Share for additional information.

Share-Based Compensation

Subsequent to May 10, 2018, the Company issued RSUs and PSUs to certain employees and non-employee directors.  The fair value of the stock-based awards is determined at the date of grant and is not remeasured for awards classified as equity, but is remeasured at each reporting period for awards classified as a liability. The Company records share-based compensation, net of actual forfeitures,  for the RSUs and PSUs in general and administrative expense on the condensed consolidated statement of operations, net of amounts capitalized to oil and gas properties. See Note 7 – Employee Benefits Plans and Share-Based Compensation for additional information.

RSUs. Share-based compensation is based on the market price of the Company’s Common Stock on the grant date and recognized over the vesting period using the straight-line method as the requisite service period is fulfilled.

PSUs. Share-based compensation is based on the grant date fair value determined using a Monte Carlo valuation model and recognized over the vesting period using the straight-line method. Estimates used in the Monte Carlo valuation model are considered highly-complex and subjective. The number of shares of Common Stock issuable upon vesting ranges from zero to 200% of the number of PSUs granted based on the Company’s total shareholder return (“TSR”) relative to the TSR achieved by a specified industry peer group. Share-based compensation related to PSUs is recognized as the requisite service period is fulfilled, even if the market condition is not achieved.

Note 3 — Acquisitions

Mexico Exchange

On September 11, 2018, the Company entered into a transaction with Hokchi Energy, S.A. de C.V., ("Hokchi"), a subsidiary of Pan American Energy LLC, to cross assign the Company's Participating Interest ("PI") in Block 2 and Hokchi's PI in Block 31, both in the Sureste Basin offshore Mexico. Under the agreed conditions for the swap, Talos will assign a 25% PI in Block 2 to Hokchi in exchange for a 25% PI in Block 31, which is immediately to the south of Block 2. Once the transaction is completed, Hokchi will be the operator of both blocks and Talos will own a 25% PI on Block 2 and a 25% PI on Block 31. On October 30, 2018, the Mexican oil & gas regulator, the National Hydrocarbons Commission (“CNH”) approved the PI transfer to Hokchi, subject to the approval from the CNH of the transfer of operatorship. The exploration campaign will begin on Block 2 during the second quarter of 2019, where two wells will be drilled, starting with the Acan prospect. Soon thereafter, Talos plans to participate in two wells in Block 31.

Acquisition of Whistler Energy II, LLC

On August 31, 2018, the Company completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Funds, for $52.3 million ($14.5 million net of $37.8 million of cash acquired). The $37.8 million of cash acquired consists of $30.8 million of cash collateral posted by Whistler released by third party surety companies at closing and $7.0 million of cash on hand for working capital purposes. Through the acquisition, the Company acquired all of Whistler’s oil and natural gas assets located in Green Canyon Block 18, Green Canyon Block 69 and Ewing Bank Block 988, including a fixed production platform on Green Canyon Block 18. The Company also assumed the associated asset retirement obligations. We refer to the acquisition as the “Whistler Acquisition.” The Whistler Acquisition qualified as an asset acquisition that requires, among other items, that the cost of the assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet by allocating the asset cost on a relative fair value basis.

The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on August 31, 2018 (in thousands):

Current assets(1)	$45,337
Property and equipment	35,071
Other long-term assets	66
Current liabilities	(4,261)
Other long-term liabilities	(23,862)
Allocated purchase price	$52,351

(1)	Includes $37.8 million of cash acquired. The fair values of current assets acquired includes trade receivables of $3.2 million, which the Company expects all to be realizable.

Combination Between Talos Energy LLC and Stone Energy Corporation

On May 10, 2018, the Company consummated the Transactions contemplated by the Transaction Agreement and the Exchange Agreement, pursuant to which, among other things, Talos Energy LLC and Stone became wholly-owned subsidiaries of the Company. Substantially concurrently with the consummation of the Transactions, the name of the Company was changed from Sailfish Energy Holdings Corporation to Talos Energy Inc. The combination was executed as an all-stock transaction whereby the former stakeholders of Talos Energy LLC held approximately 63% of the Company’s outstanding Common Stock and the former stockholders of Stone held approximately 37% of the Company’s outstanding Common Stock as of the Closing Date.

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

The Company incurred approximately $83.7 million of transaction related costs, of which, $27.6 million was expensed and reflected in general and administrative expense on the condensed consolidated statement of operations. The remaining $56.1 million was the result of (i) $9.3 million in work fees paid to holders of the 11.00% Senior Secured Notes reflected as a debt discount reducing long-term debt on the condensed consolidated balance sheet and (ii) $46.8 million in fees for seismic use agreements for change in control provisions and reflected in proved properties on the condensed consolidated balance sheet.

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

During the third quarter of 2018, certain adjustments were recorded to reflect new information obtained subsequent to recording the preliminary allocation of the purchase price. Income tax receivable was decreased by $5.5 million, trade receivables were increased by $1.0 million and unproved properties were increased by $4.5 million. Had these adjustments been recorded as of the acquisition date, May 10, 2018, there would have been no corresponding impact to net income subsequent to the acquisition. These adjustments are reflected in the preliminary purchase price allocation table below.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 10, 2018 (in thousands):

Current assets(1)	$372,666
Property and equipment	880,989
Other long-term assets	18,928
Current liabilities	(130,121)
Long-term debt	(235,416)
Other long-term liabilities	(175,082)
Allocated purchase price	$731,964

(1)

Includes $293.0 million of cash acquired. The fair values of current assets acquired includes trade receivables and joint interest receivables of $43.3 million and $3.5 million, respectively, which the Company expects all to be realizable.

Revenue attributable to the assets acquired in the Stone Combination during the three and nine months ended September 30, 2018 was $135.0 million and $204.3 million, respectively. Net income attributable to the assets acquired in the Stone Combination during the three and nine months ended September 30, 2018 was $76.0 million and $120.4 million, respectively.

Pro Forma Financial Information (Unaudited)

The following supplemental pro forma information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 as if the Stone Combination had occurred on January 1, 2017. The unaudited pro forma information was derived from historical combined statements of operations of the Company and Stone and adjusted to include (i) depletion and accretion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect the debt transactions contemplated by the Exchange Agreement and (iii) general and administrative expense adjusted for transaction related costs incurred. This information does not purport to be indicative of results of operations that would have occurred had the Stone Combination occurred on January 1, 2017, nor is such information indicative of any expected future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$282,868	$179,766	$754,520	$520,705
Net income (loss)	$20,566	$(43,497)	$(30,645)	$23,021
Basic and diluted net income (loss) per common share	$0.38	$(1.39)	$(0.71)	$0.74

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

Pursuant to SEC Regulation S-X, Rule 4-10, under the full cost method of accounting, the Company’s capitalized oil and natural gas costs, net of related deferred taxes, are limited to a ceiling based on the present value of future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less related income tax effects. The Company performs this ceiling test calculation each quarter utilizing SEC pricing. At September 30, 2018, the Company’s ceiling test computation of its U.S. oil and natural gas properties was based on SEC pricing of $66.43 per Bbl of oil, $2.89 per Mcf of natural gas and $29.18 per Bbl of NGLs. During the three and nine months ended September 30, 2018 and 2017, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties.

Unproved Properties. Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the Gulf of Mexico federal lease sales, certain geological and geophysical costs, costs associated with certain exploratory wells in progress and capitalized interest. Unproved properties also include costs associated with two blocks awarded on September 4, 2015 to the Company, together with the Company’s working interest partners, located in the shallow waters off the coast of Mexico’s Veracruz and Tabasco states, by the CNH.

Capitalized Overhead. General and administrative expense in the Company’s financial statements is reflected net of capitalized overhead. The Company capitalizes overhead costs that are directly related to exploration, acquisition and development activities. Capitalized overhead for the three months ended September 30, 2018 and 2017 was $8.7 million and $3.6 million, respectively. Capitalized overhead for the nine months ended September 30, 2018 and 2017 was $16.2 million and $10.1 million, respectively.

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

The discounted asset retirement obligations included on the condensed consolidated balance sheets in current and non-current liabilities and the changes to that liability during the nine months ended September 30, 2018 were as follows (in thousands):

Asset retirement obligations at January 1, 2018	$214,733
Fair value of asset retirement obligations assumed(1)	244,499
Obligations settled	(85,674)
Accretion expense	24,414
Obligations incurred	229
Changes in estimate	28,031
Asset retirement obligations at September 30, 2018	$426,232
Less: Current portion	78,170
Long-term portion	$348,062

(1)	Included $220.6 million and $23.9 million of asset retirement obligations assumed in the Stone Combination and the Whistler Acquisition, respectively.

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$380,606	$420,183	$—	$—
7.50% Senior Secured Notes – due May 2022	$6,060	$5,469	$—	$—
Bank Credit Facility – due May 2022(1)	$257,419	$265,000	$—	$—
11.00% Bridge Loans – due April 2022(1)	$—	$—	$169,838	$172,023
9.75% Senior Notes – due July 2022(1)	$—	$—	$100,681	$102,000
9.75% Senior Notes – due February 2018	$—	$—	$24,977	$24,977
Old Bank Credit Facility - due February 2019(1)	$—	$—	$402,062	$403,000
Oil and Natural Gas Derivatives	$(198,338)	$(198,338)	$(66,830)	$(66,830)

(1)	The carrying amounts are net of discount and deferred financing costs.

As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022. The $390.9 million aggregate principal amount of 11.00% Senior Secured Notes are reported on the condensed consolidated balance sheet as of September 30, 2018 at their carrying value, net of original issue discount and deferred financing costs (see Note 6 – Debt). The fair value of the 11.00% Senior Secured Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Secured Notes – due May 2022. The $6.1 million aggregate principal amount of 7.50% Stone Senior Notes are reported on the condensed consolidated balance sheet as of September 30, 2018 at their carrying value (see Note 6 – Debt). The fair value of the 7.50% Stone Senior Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – due May 2022. On May 10, 2018, in connection with the Stone Combination, the Company’s senior reserve-based revolving credit facility (“Old Bank Credit Facility”) was repaid and terminated, and the Company executed a new bank credit facility with an initial borrowing base of $600.0 million (“Bank Credit Facility”). The Old Bank Credit Facility was repaid with borrowings from the Bank Credit Facility and cash acquired in the Stone Combination. The Company’s Bank Credit Facility is reported on the condensed consolidated balance sheet as of September 30, 2018 at its carrying value net of deferred financing costs (see Note 6 – Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Company’s Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

Oil and natural gas derivatives. The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production through the use of oil and natural gas swaps, costless collars and put contracts. Swaps are contracts where the Company either receives or pays depending on whether the oil or natural gas floating market price is above or below the contracted fixed price. Costless collars consist of a purchased put option and a sold call option with no net premiums paid to or received from counterparties. Collar contracts typically require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price. Put contracts are purchased at a rate per unit of hedged production that fluctuates with the commodity futures market. The historical cost of the put contract represents the maximum cash exposure to the Company. Under put contracts, monthly payments are made to the Company if the NYMEX prices fall below the agreed upon floor price, while allowing the Company to fully participate in commodity prices above the floor.

The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the condensed consolidated balance sheet at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as price risk management activities income (expense) on the condensed consolidated statements of operations in each period.

The following table presents the impact that derivatives not qualifying as hedging instruments had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Price risk management activities income (expense)(1)	$(53,330)	$(28,086)	$(196,482)	$56,802

(1)

The Company paid $40.7 million and received $8.6 million in net cash settlements for the three months ended September 30, 2018 and 2017, respectively, and paid $94.8 million and received $22.3 million in net cash settlements for the nine months ended September 30, 2018 and 2017, respectively.

The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts as of September 30, 2018:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
October 2018 - December 2018	Swap	31,340	$54.07	$—	$—
October 2018 - December 2018	Collar	1,000	$—	$45.00	$55.35
October 2018 - December 2018	Puts	2,000	$—	$49.50	$—
January 2019 - December 2019	Swap	24,558	$55.01	$—	$—
Natural Gas – Henry Hub NYMEX:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
October 2018 - December 2018	Swap	29,165	$3.01	$—	$—
October 2018 - December 2018	Collar	6,000	$—	$2.75	$3.24
January 2019 - December 2019	Swap	10,146	$2.99	$—	$—

Subsequent event. The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts entered into subsequent to September 30, 2018, which are not reflected in the table above:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price
Crude Oil – WTI:		(Bbls)	(per Bbl)
April 2019 - June 2019	Swap	1,000	$74.12
July 2019 - September 2019	Swap	1,000	$73.10

The Company’s commodity derivative instruments are measured at fair value based on third-party industry-standard models using various inputs substantially observable in active markets, including forward oil and natural gas price curves, and are therefore classified as Level 2 in the required fair value hierarchy for the periods presented. The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$513	$—	$513
Liabilities:
Oil and natural gas derivatives	—	(198,851)	—	(198,851)
Total net liability	$—	$(198,338)	$—	$(198,338)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$1,908	$—	$1,908
Liabilities:
Oil and natural gas derivatives	—	(68,738)	—	(68,738)
Total net liability	$—	$(66,830)	$—	$(66,830)

Financial Statement Presentation. Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis on its condensed consolidated balance sheets. On derivative contracts recorded as assets in the table below, the Company is exposed to the risk the counterparties may not perform. The following table presents the fair value of derivative financial instruments at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Assets from price risk management activities – current:
Oil and natural gas derivatives	$314	$1,563
Assets from price risk management activities – non-current:
Oil and natural gas derivatives	$199	$345
Liabilities from price risk management activities – current:
Oil and natural gas derivatives	$173,477	$49,957
Liabilities from price risk management activities – non-current:
Oil and natural gas derivatives	$25,374	$18,781

 Credit Risk. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2018 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and six of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

Description	September 30, 2018	December 31, 2017
11.00% Second-Priority Senior Secured Notes – due April 2022
Principal	$390,868	$—
Original issue discount, net of amortization	(8,427)	—
Deferred financing costs, net of amortization	(1,835)	—
7.50% Senior Secured Notes – due May 2022
Principal	6,060	—
Bank Credit Facility – due May 2022
Principal	265,000	—
Deferred financing costs, net of amortization	(7,581)	—
4.20% Building Loan – due November 2030
Principal	10,674	—
11.00% Bridge Loans – due April 2022
Principal	—	172,023
Deferred financing costs, net of amortization	—	(2,185)
9.75% Senior Notes – due July 2022
Principal	—	102,000
Deferred financing costs, net of amortization	—	(1,319)
9.75% Senior Notes – due February 2018
Principal	—	24,977
Old Bank Credit Facility – due February 2019
Principal	—	403,000
Deferred financing costs, net of amortization	—	(938)
Total debt	$654,759	$697,558
Less: current portion of long-term debt	(439)	(24,977)
Long-term debt, net of discount and deferred financing costs	$654,320	$672,581

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

The exchange of 7.50% Stone Senior Notes for 11.00% Senior Secured Notes was accounted for as a debt modification. Under a debt modification, a new effective interest rate that equates the revised cash flows to the carrying amount of the 11.00% Senior Secured Notes is computed and applied prospectively. Costs incurred with third parties directly related to the modification are expensed as incurred. The Company incurred approximately $0.1 million and $4.6 million of transaction fees related to the modification which were expensed and reflected in general and administrative expense on the condensed consolidated statements of operations during the three and nine months ended September 30, 2018, respectively. The Company also paid $9.3 million in work fees to debt holders, which are reflected as debt discount reducing long-term debt on the condensed consolidated balance sheet.

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

The indenture governing the 11.00% Senior Secured Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Senior Secured Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at September 30, 2018.

7.50% Senior Secured Notes – due May 2022.  The 7.50% Stone Senior Notes represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Senior Secured Notes pursuant to the Exchange Offer and Consent Solicitation, and thus remain outstanding. As a result of the Exchange Offer and Consent Solicitation, substantially all of the restrictive covenants relating to the 7.50% Stone Senior Notes have been removed and collateral securing the 7.50% Stone Senior Notes has been released. The 7.50% Stone Senior Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. Prior to May 31, 2020, the Company may, at its option, redeem all or a portion of the 7.50% Stone Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 7.50% Stone Senior Notes at redemption prices decreasing annually from 105.625% to 100.0% plus accrued and unpaid interest.

Bank Credit Facility – due May 2022. Talos Production LLC, a subsidiary of the Company, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate, plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. In addition, the Company is obligated to pay a commitment fee of 0.50% on the unfunded portion of the commitments under the Bank Credit Facility. The Bank Credit Facility has certain debt covenants, the most restrictive of which is that the Company must maintain a total debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 each quarter beginning on or after September 30, 2018. The Company must also maintain a current ratio no less than 1.00 to 1.00 each quarter beginning September 30, 2018. According to the Bank Credit Facility, undrawn commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by substantially all of the oil and natural gas assets of the Company. The Bank Credit Facility is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On October 31, 2018, the Company held the semi-annual redetermination and the results are expected during November of 2018. The next redetermination is scheduled for April 2019.

As of September 30, 2018, the Company’s borrowing base was set at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at September 30, 2018. As of September 30, 2018, the Bank Credit Facility had approximately $329.0 million of undrawn commitments (taking into account $6.0 million letters of credit and $265.0 million drawn from the Bank Credit Facility).

Building Loan – due November 2030. In connection with the Stone Combination, the Company assumed Stone’s 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. As of September 30, 2018, the outstanding balance under the Building Loan totaled $10.7 million. The Building Loan is collateralized by the Company’s two office buildings in Lafayette, Louisiana. Under the financial covenants of the Building Loan, the Company must maintain a ratio of EBITDA to Net Interest Expense of not less than 2.00 to 1.00. In addition, the Building Loan contains certain customary restrictions or requirements with respect to change of control and reporting responsibilities. The Company was in compliance with all covenants under the Building Loan as of September 30, 2018.

9.75% Senior Notes – due February 2018. The 2018 Senior Notes were issued pursuant to an indenture dated February 6, 2013 among the Talos Issuers, the subsidiaries, as issuers, the subsidiary guarantors party thereto and the trustee. On February 15, 2018, the Talos Issuers redeemed the remaining $25.0 million principal amount of the 9.75% Senior Notes at par.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Stone Change of Control and Severance Plans

The Company maintains the Stone Energy Corporation Executive Severance Plan and Stone Energy Corporation Employee Severance Plan, each a legacy plan of Stone Energy Corporation. The plans provide for the payment of severance and change in control benefits to certain individuals who, prior to the transaction, were executive officers or employees of Talos Petroleum LLC (f/k/a Stone Energy Corporation), in each case upon an involuntary termination within twelve months of Closing. For the three and nine months ended September 30, 2018 the Company incurred nil and $7.5 million of severance expense, respectively, reflected in general and administrative expense on the condensed consolidated statement of operations. Approximately $1.7 million of such expense remained unpaid at September 30, 2018.

Talos Energy Inc. Long Term Incentive Plan

In connection with the Closing, the Company adopted the Talos Energy Inc. Long Term Incentive Plan (the “LTIP”), pursuant to which the Company may issue, subject to Board approval, grants of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards or any combination of the foregoing to employees, directors and consultants. The LTIP authorizes the Company to grant awards of up to 5,415,576 shares of the Company’s Common Stock.

Restricted Stock Units – Non-employee Directors. On May 21, 2018, the Company granted 22,963 RSUs under the LTIP to non-employee directors. These RSUs had a grant date fair value of $0.8 million and vest on May 19, 2019, subject to such non-employee director’s continued service through the vesting date. Upon vesting, these RSUs represent a contingent right to receive one share of Common Stock for each RSU for 60% or 13,778 of these RSUs, and cash for the remaining 40% or 9,185 of these RSUs. The Company recognized $0.2 million and $0.3 million of share-based compensation expense for the three and nine months ended September 30, 2018, respectively. The total unrecognized share-based compensation expense related to these RSUs at September 30, 2018 was approximately $0.5 million, which is expected to be recognized over a weighted average period of 0.6 years. Of the unrecognized share-based compensation expense, $0.2 million relates to liability awards and will be subsequently remeasured at each reporting period.

Restricted Stock Units – Employees. During the three months ended September 30, 2018, the Company granted 116,448 RSUs under the LTIP to employees. These RSUs had a grant date fair value of $3.9 million and vest ratably over an approximate three year period beginning on May 14, 2018, subject to such employee’s continued service through the vesting date. Upon vesting, each RSU represents a contingent right to receive one share of Common Stock. The Company recognized $0.1 million of share-based compensation expense, net of $0.1 million capitalized to oil and natural gas properties, for the three and nine months ended September 30, 2018. The total unrecognized share-based compensation expense related to these RSUs at September 30, 2018 was approximately $3.7 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes RSU activity for the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2017	—	$—
Granted	139,411	$33.85
Vested	—	$—
Forfeited	—	$—
Unvested RSUs at September 30, 2018	139,411	$33.85

Performance Share Units – Employees. During the three months ended September 30, 2018, the Company granted 232,891 PSUs to employees with each PSU representing the contingent right to receive one share of Common Stock. However, the number of Common Stock shares issuable upon vesting ranges from zero to 200% of the number of PSUs granted based on the total shareholder return (“TSR”) of the Common Stock relative to the TSR achieved by a specific industry peer group over an approximate three-year performance period, the last day of which is also the vesting date. The Company recognized $0.2 million of share-based compensation expense, net of $0.2 million capitalized to oil and natural gas properties, for the three and nine months ended September 30, 2018. The total unrecognized share-based compensation expense related to these PSUs at September 30, 2018 was approximately $10.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes PSU activity for the nine months ended September 30, 2018:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2017	—	$—
Granted	232,891	$44.47
Vested	—	$—
Forfeited	—	$—
Unvested PSUs at September 30, 2018	232,891	$44.47

The grant date fair value of the PSUs, calculated using a Monte Carlo simulation, was $10.4 million.  The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted August 29, 2018 and September 28, 2018:

	August 29, 2018 Grant Date Fair Value Assumptions	September 28, 2018 Grant Date Fair Value Assumptions
Number of simulations	100,000	100,000
Expected term (in years)	2.7	2.6
Expected volatility	50.6%	47.4%
Risk-free interest rate	2.7%	2.9%
Dividend yield	—%	—%

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

For accounting and financial reporting purposes, the Series B Units are deemed to be equity awards, and the compensation expense related to these awards is recorded on a straight-line basis over the vesting period in the Company’s consolidated financial statements and is reflected as a corresponding credit to accumulated deficit on the condensed consolidated balance sheet. During the three months ended September 30, 2018 and 2017, the Company recognized approximately $0.4 million and $0.3 million, respectively, as share-based compensation expense included in general and administrative expense on the condensed consolidated statement of operations and capitalized approximately $0.1 million and $0.3 million, respectively, into its oil and natural gas properties on the condensed consolidated balance sheet. During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $0.6 million and $0.8 million, respectively, as share-based compensation expense included in general and administrative expense on the condensed consolidated statement of operations and capitalized approximately $0.3 million and $0.8 million, respectively, into its oil and natural gas properties on the condensed consolidated balance sheet.

The Company’s unrecognized compensation expense at September 30, 2018 is approximately $2.7 million. Of this amount, approximately $0.5 million of the unrecognized compensation expense will continue to be recognized on a straight-line basis over the remainder of the four year requisite service period. The remaining $2.2 million will be recognized upon an Aggregate Series A Payout. The weighted-average period over which the unrecognized compensation expense for the Series B Units will be recognized is 1.7 years.

New Talos Energy LLC Series B Units

In connection with the transactions contemplated in the Exchange Agreement on May 10, 2018, an entity affiliated with the Apollo Funds and an entity affiliated with the Riverstone Funds, each of which hold Common Stock in the Company as a result of the Sponsor Debt Exchange, established new Series A Units (“New Series A Units”) and new Series B Units (“New Series B Units”). The New Series B Units are generally intended to be used as incentives for Company employees.

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

For accounting and financial reporting purposes, the New Series B Units are deemed to be equity awards, and the compensation expense related to these awards is recorded on a straight-line basis over the vesting period in the Company’s consolidated financial statements and is reflected as a corresponding credit to accumulated deficit on the condensed consolidated balance sheet. During the three months ended September 30, 2018 and 2017, the Company recognized $0.1 million and nil, respectively, as share-based compensation expense included in general and administrative expense on the condensed consolidated statement of operations and capitalized approximately $0.1 million and nil, respectively, into its oil and natural gas properties on the condensed consolidated balance sheet. During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $1.3 million and nil, respectively, as share-based compensation expense included in general and administrative expense on the condensed consolidated statement of operations and capitalized approximately $2.4 million and nil, respectively, into its oil and natural gas properties on the condensed consolidated balance sheet.

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

The Company’s unrecognized compensation expense at September 30, 2018 is approximately $2.3 million. Of this amount, approximately $0.2 million of the unrecognized compensation expense will continue to be recognized on a straight-line basis over the remainder of the four year requisite service period. The remaining $2.1 million will be recognized upon the New Series A Units receiving the cumulative distribution. The weighted-average period over which the unrecognized compensation expense will be recognized is eleven months.

Share-based Compensation Expense, net

For the three and nine months ended September 30, 2018, the Company recognized total share-based compensation expense of $1.0 million and $2.5 million, net of amounts capitalized to oil and gas properties of $0.5 million and $3.0 million, respectively.  For the three and nine months ended September 30, 2017, the Company recognized total share-based compensation of $0.3 and $0.8 million, net of amounts capitalized to oil and gas properties of $0.3 and $0.8 million, respectively.  Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash used in / provided by operating activities in our condensed consolidated statement of cash flows.

For the three and nine months ended September 30, 2018, share-based compensation expense did not have any associated income tax benefit.  Prior to the Stone Combination, the Company was not subject to income taxes.

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

In connection with the Stone Combination, Talos Energy LLC was contributed to the Company, which is subject to federal and state income taxes. The Company is also subject to foreign income taxes. Due to the change in tax status, deferred taxes are recorded for differences in book and tax basis. The Company’s differences in its book and tax basis in its assets and liabilities is primarily related to different cost recovery periods utilized for book and tax purposes for the Company’s oil and natural gas properties, asset retirement obligations and net operating loss carryforwards. The Company’s tax basis in assets exceeds its book basis in assets, resulting in a deferred tax asset. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company believes it is more likely than not that the net deferred tax asset will not be realized and therefore recorded a valuation allowance. Due to the valuation allowance, the tax expense resulting from the initial book and tax basis difference from the change in tax status was zero. The Company accounted for the book and tax basis difference from the Stone Combination in acquisition method accounting. Due to the valuation allowance, the net income tax impact was zero.

As part of the Stone Combination, entities related to the Apollo Funds and Riverstone Funds contributed entities to the Company that were under common control. At September 30, 2018 the Company also estimated a net deferred tax asset related to tax loss carryforwards and differences in book and tax basis of assets. The net deferred tax asset and valuation allowance from the contribution is accounted for in equity. The Company believes it is more likely than not that the net deferred tax asset will not be realized and therefore recorded a valuation allowance.

The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be made upon filing the tax returns that will result in a change to the net deferred tax impact recorded. Due to the valuation allowance, the net result is expected to be zero.

As a result of the Stone Combination, the Company acquired a current income tax receivable of $10.7 million primarily related to the carryback of specified liability losses.

Tax Cuts and Jobs Act. On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code. Due to the complexities involved in the accounting for the enactment of the new law, the SEC issued SAB 118, which provides guidance on the accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, "Income Taxes." In accordance with SAB 118, the Company was able to make reasonable estimates on certain effects of the Tax Act in the financial statements.  In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized.  Although our net deferred tax assets and the related valuation allowance reflect the provisions of the Tax Cuts and Jobs Act (“TCJA”), due to the timing and the complexity of the provisions of the TCJA, further adjustments may be required during 2018 in determination of the final effect in our financial statements.

Note 9 — Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Except when the effect would be antidilutive, diluted earnings per share include the impact of RSUs, PSUs and outstanding warrants.

For the nine months ended September 30, 2018, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted earnings per share for such period as their impact on loss per common share would be antidilutive. As of September 30, 2018, the Company had approximately 3.5 million of outstanding warrants.  These warrants have an exercise price of $42.04 per share and a term of four years ending February 28, 2021. As of September 30, 2018, the Company had 130,226 and 232,891 outstanding RSUs and PSUs, respectively, which settle in shares of Common Stock.

For the three months ended September 30, 2018, dilutive weighted average shares for RSUs and PSUs totaled 8,241 shares resulting in an increase to basic weighted average common shares of 54,155,768 to arrive at diluted weighted average common shares outstanding of 54,164,009. For the three months ended September 30, 2018, 10,190 of weighted-average antidilutive RSUs were excluded from the computation of diluted net income per common share. Additionally, for the three months ended September 30, 2018, all outstanding warrants were considered antidilutive due to the exercise price of the warrants exceeding the average market price of Common Stock.

For the periods prior to May 10, 2018, the Company retrospectively adjusted the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination. There is no impact in fiscal year 2017 on diluted net income (loss) per common share from the RSUs and PSUs as these instruments didn’t exist throughout such period.

Note 10 — Related Party Transactions

Whistler Acquisition. On August 31, 2018, the Company acquired Whistler from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.3 million ($14.5 million net of $37.8 million of cash acquired). Included in current assets acquired on August 31, 2018 is $2.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made or to be made post closing. See additional details in Note 3 – Acquisitions.

Equity Registration Rights Agreement. On the Closing Date, the Company entered into an Equity Registration Rights Agreement with each of the Apollo Funds, Riverstone Funds, Franklin and MacKay Shields relating to the registered resale of our Common Stock owned by such parties as of Closing. The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and commissions or similar charges.  Fees incurred by the Company in conjunction with the Equity Registration Rights Agreement were $0.1 million for the three and nine months ended September 30, 2018.

Legal Fees. We have engaged the law firm Vinson & Elkins L.L.P. to provide legal services to the Company. An immediate family member of William S. Moss III, our Executive Vice President and General Counsel and one of

our executive officers, is a partner at Vinson & Elkins L.L.P. For the three and nine months ended September 30, 2018, we paid fees of approximately $5.0 million and $5.3 million, respectively, and for the three and nine months ended September 30, 2017, we paid fees of approximately $0.1 million and $0.1 million, respectively, for legal services performed by Vinson & Elkins L.L.P.

Contributions and Distributions. During the nine months ended September 30, 2018 and 2017, the Company did not receive any cash contributions or make any distributions to Apollo Funds and Riverstone Funds.

Transaction Fee Agreement. As part of the agreements with Apollo Funds and Riverstone Funds, the Company paid a transaction fee equal to 2% of capital contributions made by Apollo Funds and Riverstone Funds. For the nine months ended September 30, 2018 and 2017, there were no capital contributions and thus the Company did not incur or pay transaction fees related to capital contributions. In connection with the Stone Combination, the Transaction Fee Agreement was terminated on May 10, 2018.

Service Fee Agreement. The Company entered into service fee agreements with Apollo Funds and Riverstone Funds for the provision of certain management consulting and advisory services. Under each agreement, the Company paid a fee equal to the higher of (i) a certain percentage of earnings before interest, income taxes, depletion, depreciation and amortization and (ii) a fixed fee payable quarterly, provided, however, such fees did not exceed in each case $0.5 million, in aggregate, for any calendar year. For the nine months ended September 30, 2018 and 2017, the Company incurred approximately $0.5 million and $0.4 million, respectively, for these services. For the three months ended September 30, 2017 the Company incurred $0.1 million, for these services. These fees are recognized in general and administrative expense on the condensed consolidated statements of operations. In connection with the Stone Combination on May 10, 2018, the Service Fee Agreement was terminated.

Debt Modification Work Fees. The Company paid $9.3 million in work fees to holders of the 11.00% Bridge Loans and 7.50% Stone Senior Notes to exchange into 11.00% Senior Secured Notes as a result of the Stone Combination. The Apollo Funds and Riverstone Funds received $4.1 million and the Franklin Noteholders and McKay Noteholders received $3.3 million, respectively, as a result of the work fees paid.

Note 11 — Commitments and Contingencies

Capital Lease

As of September 30, 2018, the balance of the capital lease obligation on the condensed consolidated balance sheet was $96.8 million, of which $13.4 million is included in other current liabilities and $83.4 million is included in other long-term liabilities.

Performance Obligations

As of September 30, 2018, the Company had secured performance bonds primarily related to plugging and abandonment of wells, removal of facilities and to guarantee the completion of the minimum work program related to the Mexico Production Sharing Contracts (“PSCs”) totaling approximately $647.0 million. The Mexico PSCs govern the exploration and extraction of the hydrocarbons in Mexico with the CNH. As of September 30, 2018, the Company has not posted any collateral on the outstanding performance bonds.

Legal Proceedings

The Company is named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on its financial condition.

Other Commitments

On February 8, 2018, the Company amended a previous agreement to use the Ensco 75, a jackup drilling rig, to execute a portion of its 2018 shelf drilling program. On July 30, 2018, the Company extended this contract nine months for a total of 278 days. Under the terms of the amended agreement, the Company will pay Ensco a base vessel day work rate based on the number of days contracted for a minimum of 91 days during 2018, for approximately $6.8 million, and 187 days during 2019, for approximately $14.6 million. Total commitments for the Ensco 75 are $21.4 million.

On June 18, 2018, the Company entered into an agreement for the Ensco 8503, a semi-submersible drilling rig. Under the terms of the agreement, the Company will pay Ensco an operating day work rate based on the number of days contracted for a minimum of 100 days. Total commitments for 2018 and 2019 are $6.0 million and $6.5 million, respectively. The Ensco 8503 will be used to execute the appraisal of the Zama discovery in Mexico.

In connection with the Stone Combination, the Company entered into seismic use agreements totaling $46.8 million. As of September 30, 2018, the outstanding payments due are approximately $33.4 million consisting of $3.7 million, $9.9 million, $11.9 million and $7.9 million for the remainder of 2018, 2019, 2020 and 2021, respectively.

Subsequent Events

On October 8, 2018, the Company entered into a contract for Ensco 87, a jackup drilling rig, for the plugging and abandonment of two wells for a total of 40 days for a total commitment of $2.6 million during 2018.

On October 4, 2018, the Company entered into a contract for Noble Don Taylor, a drill ship, to execute a portion of its 2018 deepwater drilling program. Under the terms of the contract, the Company will pay a day rate of $130,000 for a minimum of 70 days. Total commitments for 2018 and 2019 are $7.9 million and $1.2 million, respectively. The total contract commitment for Noble Don Taylor is $9.1 million. The Company plans to drill and complete two deepwater wells in the Phoenix Field with an initial spud date planned for November 2018.

Note 12 — Condensed Consolidating Financial Information

The Company owns no operating assets and has no operations independent of its subsidiaries and owns 100% of the Talos Issuers. The Talos Issuers issued 11.00% Senior Secured Notes on May 10, 2018, which are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its 100% owned subsidiaries (“Guarantors”) on a senior unsecured basis. Certain of the Company’s subsidiaries which are accounted for on a consolidated basis do not guarantee the 11.00% Senior Secured Notes (“Non-Guarantors”).

The following condensed consolidating financial information presents the financial information of the Company on an unconsolidated stand-alone basis and its combined subsidiary issuers, combined guarantor and combined non-guarantor subsidiaries as of and for the periods indicated. As described in Note 1 – Formation and Basis of Presentation, the Company retrospectively adjusted its consolidated equity to reflect the legal capital of the Company for all periods presented. Such financial information may not necessarily be indicative of the Company’s results of operations, cash flows or financial position had these subsidiaries operated as independent entities.

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,635	$61,898	$5,387	$—	$89,920
Restricted cash	—	—	1,245	—	—	1,245
Accounts receivable, net
Trade, net	—	—	119,019	—	—	119,019
Joint interest, net	—	—	14,219	2,590	—	16,809
Other	—	—	3,341	6,345	—	9,686
Assets from price risk management activities	—	313	1	—	—	314
Prepaid assets	—	—	50,408	100	—	50,508
Income tax receivable	—	—	10,701	—	—	10,701
Other current assets	—	—	8,342	—	—	8,342
Total current assets	—	22,948	269,174	14,422	—	306,544
Property and equipment:
Proved properties	—	—	3,532,353	—	—	3,532,353
Unproved properties, not subject to amortization	—	—	74,669	34,066	—	108,735
Other property and equipment	—	20,232	12,440	11	—	32,683
Total property and equipment	—	20,232	3,619,462	34,077	—	3,673,771
Accumulated depreciation, depletion and amortization	—	(7,536)	(1,627,918)	(10)	—	(1,635,464)
Total property and equipment, net	—	12,696	1,991,544	34,067	—	2,038,307
Other long-term assets:
Assets from price risk management activities	—	199	—	—	—	199
Other well equipment inventory	—	—	10,038	—	—	10,038
Investments in subsidiaries	699,764	1,513,165	—	—	(2,212,929)	—
Other assets	—	364	1,654	41	—	2,059
Total assets	$699,764	$1,549,372	$2,272,410	$48,530	$(2,212,929)	$2,357,147
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,387	$24,761	$666	$—	$37,814
Accrued liabilities	—	2,559	133,963	1,934	—	138,456
Accrued royalties	—	—	42,817	—	—	42,817
Current portion of long-term debt	—	—	439	—	—	439
Current portion of asset retirement obligations	—	—	78,170	—	—	78,170
Liabilities from price risk management activities	—	156,824	16,653	—	—	173,477
Accrued interest payable	—	18,036	152	—	—	18,188
Other current liabilities	—	—	21,347	—	—	21,347
Total current liabilities	—	189,806	318,302	2,600	—	510,708
Long-term debt, net of discount and deferred financing costs	—	638,024	16,296	—	—	654,320
Asset retirement obligations	—	—	348,062	—	—	348,062
Liabilities from price risk management activities	—	21,778	3,596	—	—	25,374
Other long-term liabilities	—	—	118,919	—	—	118,919
Total liabilities	—	849,608	805,175	2,600	—	1,657,383
Commitments and Contingencies (Note 11)
Stockholders' equity (deficit)	699,764	699,764	1,467,235	45,930	(2,212,929)	699,764
Total liabilities and stockholders' equity (deficit)	$699,764	$1,549,372	$2,272,410	$48,530	$(2,212,929)	$2,357,147

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

(In thousands)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,315	$7,806	$2,070	$—	$32,191
Restricted cash	—	—	1,242	—	—	1,242
Accounts receivable, net
Trade, net	—	—	62,871	—	—	62,871
Joint interest, net	—	—	11,659	1,954	—	13,613
Other	—	938	5,863	5,685	—	12,486
Assets from price risk management activities	—	1,406	157	—	—	1,563
Prepaid assets	—	—	17,919	12	—	17,931
Inventory	—	—	840	—	—	840
Other current assets	—	—	2,148	—	—	2,148
Total current assets	—	24,659	110,505	9,721	—	144,885
Property and equipment:
Proved properties	—	—	2,440,811	—	—	2,440,811
Unproved properties, not subject to amortization	—	—	41,259	30,743	—	72,002
Other property and equipment	—	7,266	1,580	11	—	8,857
Total property and equipment	—	7,266	2,483,650	30,754	—	2,521,670
Accumulated depreciation, depletion and amortization	—	(6,355)	(1,424,527)	(8)	—	(1,430,890)
Total property and equipment, net	—	911	1,059,123	30,746	—	1,090,780
Other long-term assets:
Assets from price risk management activities	—	345	—	—	—	345
Other well equipment inventory	—	—	2,577	—	—	2,577
Investments in subsidiaries	(54,087)	697,663	—	—	(643,576)	—
Other assets	—	364	326	16	—	706
Total assets	$(54,087)	$723,942	$1,172,531	$40,483	$(643,576)	$1,239,293
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$1,124	$70,458	$1,099	$—	$72,681
Accrued liabilities	—	6,516	80,464	993	—	87,973
Accrued royalties	—	—	24,208	—	—	24,208
Current portion of long-term debt	—	24,977	—	—	—	24,977
Current portion of asset retirement obligations	—	—	39,741	—	—	39,741
Liabilities from price risk management activities	—	46,580	3,377	—	—	49,957
Accrued interest payable	—	8,742	—	—	—	8,742
Other current liabilities	—	—	15,188	—	—	15,188
Total current liabilities	—	87,939	233,436	2,092	—	323,467
Long-term debt, net of discount and deferred financing costs	—	672,581	—	—	—	672,581
Asset retirement obligations	—	—	174,992	—	—	174,992
Liabilities from price risk management activities	—	17,509	1,272	—	—	18,781
Other long-term liabilities	—	—	103,559	—	—	103,559
Total liabilities	—	778,029	513,259	2,092	—	1,293,380
Commitments and Contingencies (Note 11)
Stockholders' equity (deficit)	(54,087)	(54,087)	659,272	38,391	(643,576)	(54,087)
Total liabilities and stockholders' equity (deficit)	$(54,087)	$723,942	$1,172,531	$40,483	$(643,576)	$1,239,293

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$248,100	$—	$—	$248,100
Natural gas revenue	—	—	20,193	—	—	20,193
NGL revenue	—	—	14,575	—	—	14,575
Total revenue	—	—	282,868	—	—	282,868
Operating expenses:
Direct lease operating expense	—	—	42,090	—	—	42,090
Insurance	—	—	4,125	—	—	4,125
Production taxes	—	—	578	—	—	578
Total lease operating expense	—	—	46,793	—	—	46,793
Workover and maintenance expense	—	—	25,084	—	—	25,084
Depreciation, depletion and amortization	—	455	87,352	1	—	87,808
Accretion expense	—	—	10,162	—	—	10,162
General and administrative expense	—	12,942	8,274	444	—	21,660
Total operating expenses	—	13,397	177,665	445	—	191,507
Operating income (loss)	—	(13,397)	105,203	(445)	—	91,361
Interest expense	—	(15,580)	(8,797)	(460)	—	(24,837)
Price risk management activities expense	—	(47,656)	(5,674)	—	—	(53,330)
Other income (expense)	—	(356)	310	(39)	—	(85)
Equity earnings from subsidiaries	13,109	90,098	—	—	(103,207)	—
Net income (loss)	$13,109	$13,109	$91,042	$(944)	$(103,207)	$13,109

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$555,954	$—	—	$555,954
Natural gas revenue	—	—	49,364	—	—	49,364
NGL revenue	—	—	27,306	—	—	27,306
Total revenue	—	—	632,624	—	—	632,624
Operating expenses:
Direct lease operating expense	—	—	101,065	—	—	101,065
Insurance	—	—	11,059	—	—	11,059
Production taxes	—	—	1,533	—	—	1,533
Total lease operating expense	—	—	113,657	—	—	113,657
Workover and maintenance expense	—	—	49,703	—	—	49,703
Depreciation, depletion and amortization	—	1,180	203,391	3	—	204,574
Accretion expense	—	—	24,414	—	—	24,414
General and administrative expense	—	31,340	28,841	939	—	61,120
Total operating expenses	—	32,520	420,006	942	—	453,468
Operating income (loss)	—	(32,520)	212,618	(942)	—	179,156
Interest expense	—	(42,207)	(22,754)	(1,296)	—	(66,257)
Price risk management activities expense	—	(186,873)	(9,609)	—	—	(196,482)
Other income (expense)	—	(1,564)	395	6	—	(1,163)
Equity earnings (loss) from subsidiaries	(84,746)	178,418	—	—	(93,672)	—
Net income (loss)	$(84,746)	$(84,746)	$180,650	$(2,232)	$(93,672)	$(84,746)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$84,032	$—	$—	$84,032
Natural gas revenue	—	—	11,177	—	—	11,177
NGL revenue	—	—	4,290	—	—	4,290
Other	—	—	463	—	—	463
Total revenue	—	—	99,962	—	—	99,962
Operating expenses:
Direct lease operating expense	—	—	25,516	—	—	25,516
Insurance	—	—	2,657	—	—	2,657
Production taxes	—	—	393	—	—	393
Total lease operating expense	—	—	28,566	—	—	28,566
Workover and maintenance expense	—	—	6,359	—	—	6,359
Depreciation, depletion and amortization	—	345	37,400	1	—	37,746
Accretion expense	—	—	4,299	—	—	4,299
General and administrative expense	—	6,284	3,477	(98)	—	9,663
Total operating (income) expenses	—	6,629	80,101	(97)	—	86,633
Operating income (loss)	—	(6,629)	19,861	97	—	13,329
Interest expense	—	(12,631)	(8,217)	(616)	—	(21,464)
Price risk management activities expense	—	(26,165)	(1,921)	—	—	(28,086)
Other income (expense)	—	150	(95)	(11)	—	44
Equity earnings (loss) from subsidiaries	(36,177)	9,098	—	—	27,079	—
Net income (loss)	$(36,177)	$(36,177)	$9,628	$(530)	$27,079	$(36,177)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$246,519	$—	$—	$246,519
Natural gas revenue	—	—	37,239	—	—	37,239
NGL revenue	—	—	11,359	—	—	11,359
Other	—	—	2,095	—	—	2,095
Total revenue	—	—	297,212	—	—	297,212
Operating expenses:
Direct lease operating expense	—	—	82,251	—	—	82,251
Insurance	—	—	8,066	—	—	8,066
Production taxes	—	—	1,038	—	—	1,038
Total lease operating expense	—	—	91,355	—	—	91,355
Workover and maintenance expense	—	—	23,406	—	—	23,406
Depreciation, depletion and amortization	—	1,067	112,764	3	—	113,834
Accretion expense	—	—	14,808	—	—	14,808
General and administrative expense	—	16,450	10,098	331	—	26,879
Total operating expenses	—	17,517	252,431	334	—	270,282
Operating income (loss)	—	(17,517)	44,781	(334)	—	26,930
Interest expense	—	(36,132)	(22,940)	(1,969)	—	(61,041)
Price risk management activities income	—	55,376	1,426	—	—	56,802
Other income (expense)	—	450	(257)	8	—	201
Equity earnings from subsidiaries	22,892	20,715	—	—	(43,607)	—
Net income (loss)	$22,892	$22,892	$23,010	$(2,295)	$(43,607)	$22,892

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(126,105)	$269,841	$(49)	$—	$143,687
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(12,966)	(159,368)	(2,015)	—	(174,349)
Cash received for acquisitions	—	—	278,409	—	—	278,409
Investments in subsidiaries	—	(778,148)	—	—	778,148	—
Distributions from subsidiaries	—	1,097,505	(9)	—	(1,097,496)	—
Net cash provided by (used in) investing activities	—	306,391	119,032	(2,015)	(319,348)	104,060
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(24,977)	(174)	—	—	(25,151)
Proceeds from Bank Credit Facility	—	319,000	—	—	—	319,000
Repayment of Bank Credit Facility	—	(54,000)	—	—	—	(54,000)
Repayment of Old Bank Credit Facility	—	(403,000)	—	—	—	(403,000)
Deferred financing costs	—	(16,990)	—	—	—	(16,990)
Payments of capital lease	—	—	(9,874)	—	—	(9,874)
Capital contributions	—	—	770,436	7,712	(778,148)	—
Distributions to subsidiary issuer	—	—	(1,095,165)	(2,331)	1,097,496	—
Net cash provided by (used in) financing activities	—	(179,967)	(334,777)	5,381	319,348	(190,015)

Net increase in cash, cash equivalents and restricted cash	—	319	54,096	3,317	—	57,732
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	22,315	9,048	2,070	—	33,433
Balance, end of period	$—	$22,634	$63,144	$5,387	$—	$91,165

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(17,105)	$138,627	$2,910	$—	$124,432
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(252)	(82,238)	(9,467)	—	(91,957)
Cash paid for acquisitions	—	—	(2,243)	—	—	(2,243)
Investments in subsidiaries	—	(414,777)	—	—	414,777	—
Distributions from subsidiaries	—	437,331	2,315	—	(439,646)	—
Net cash provided by (used in) investing activities	—	22,302	(82,166)	(9,467)	(24,869)	(94,200)
Cash flows from financing activities:
Redemption of Senior Notes	—	(1,000)	—	—	—	(1,000)
Proceeds from Old Bank Credit Facility	—	10,000	—	—	—	10,000
Repayment of Old Bank Credit Facility	—	(15,000)	—	—	—	(15,000)
Payments of capital lease	—	—	(9,053)	—	—	(9,053)
Capital contributions	—	—	399,777	15,000	(414,777)	—
Distributions to subsidiaries	—	—	(437,331)	(2,315)	439,646	—
Net cash provided by (used in) financing activities	—	(6,000)	(46,607)	12,685	24,869	(15,053)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(803)	9,854	6,128	—	15,179
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	24,349	6,752	2,332	—	33,433
Balance, end of period	$—	$23,546	$16,606	$8,460	$—	$48,612

Note 13 – Subsequent Events

Derivative Contracts

For additional information, see Note 5 – Financial Instruments.

Other Commitments

For additional information, see Note 11 – Commitments and Contingencies.

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

Prior to the Stone Combination, Stone was an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and operation of oil and gas properties. Stone operated in the Gulf of Mexico Basin from its incorporation in 1993 until the closing of the Stone Combination. The Stone properties acquired in the Stone Combination are located primarily in the deep water of the Gulf of Mexico, with limited exposure to Gulf of Mexico conventional shelf and deep gas properties. As of the closing of the Stone Combination, Stone’s property portfolio consisted primarily of nine active properties and 34 primary term leases in the Gulf of Mexico Basin.

On the Closing Date, the following transactions, among others, occurred: (i) Stone underwent a reorganization pursuant to which Merger Sub merged with and into Stone, with Stone continuing as the surviving corporation and our direct wholly-owned subsidiary (the “Merger”) and each share of Stone’s common stock outstanding immediately prior to the Merger (other than treasury shares held by Stone, which were cancelled for no consideration) was converted into the right to receive one share of our common stock, par value $0.01 (the “Common Stock”); and (ii) in a series of contributions, funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”) and entities related to Riverstone Energy Partners V, L.P. (“Riverstone Funds”) contributed all of the equity interests in Talos Production LLC (which at that time owned 100% of the equity interests in Talos Energy LLC) to us in exchange for an aggregate of 31,244,085 shares of Common Stock (the “Sponsor Equity Exchange”).

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

Substantially concurrent therewith, we consummated the Exchange Offer and Consent Solicitation, pursuant to which the holders of the 7.50% Stone Senior Notes, excluding the 7.50% Stone Senior Notes held by the Franklin Noteholders and the MacKay Noteholders, exchanged their 7.50% Stone Senior Notes for 11.00% Senior Secured Notes and a cash payment, and a solicitation of consents to proposed amendments to the 7.50% Stone Senior Notes.

Approximately $81.5 million in aggregate principal amount of the 7.50% Stone Senior Notes were validly tendered, and approximately $6.1 million in aggregate principal amount of 7.50% Stone Senior Notes remained outstanding as of the Closing Date.

As a result of the closing of the transactions contemplated by the Transaction Agreement and the Exchange Agreement (the “Transactions”) the former stakeholders of Talos Energy LLC held approximately 63% of our then outstanding common stock and the former stockholders of Stone held approximately 37% of our then outstanding common stock as of the Closing Date.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Stone Combination

As previously described, Stone and Talos Energy LLC became our wholly-owned subsidiaries on the Closing Date. Prior to the Closing Date, Talos Energy Inc. had not conducted any material activities other than those incident to its formation and certain matters contemplated by the Transaction Agreement. Talos Energy LLC is the acquirer of Stone for financial reporting and accounting purposes and considered the accounting acquirer in the Transactions under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our historical financial and operating data, which covers periods prior to the Closing Date, reflects the assets, liabilities and results of operations of Talos Energy LLC prior to the Closing Date and does not reflect the assets, liabilities and results of operations of Stone prior to the Closing Date.

Whistler Acquisition

On August 31, 2018, we completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Funds, for $52.3 million ($14.5 million net of $37.8 million of cash acquired). See “Item 1, Condensed Consolidated Financial Statements, Note 3 — Acquisitions” for more information.

Transaction Expenses

We incurred and will continue to incur transaction related and restructuring costs associated with the Stone Combination and the integration of the businesses of Stone and Talos Energy LLC that are not reflected in our comparative historical results of operations.

Income Tax Expenses

Prior to the Stone Combination, Talos Energy LLC was a partnership for U.S. federal income tax purposes and was not subject to U.S. federal income tax or state income tax (in most states). As such, Talos Energy LLC was not a taxpaying entity for U.S. federal income tax purposes and accordingly, did not recognize any expenses for such states. In connection with the Stone Combination, Talos Energy LLC was contributed to us and we are subject to U.S. federal and state income taxes.

Third Party Planned Downtime

Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering or processing of production. We produce the Phoenix Field through the Helix Producer I (“HP-I”) which is leased from and operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. The next dry-dock is scheduled for the first quarter of 2019 with an estimated shut-in lasting approximately 45 to 60 days. For the nine months ended September 30, 2018, the Phoenix Field produced 18.4 MBoepd.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The information below provides the financial results and an analysis of significant variances in these results for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenues:
Oil revenue	$248,100	$84,032	$164,068	195%
Natural gas revenue	20,193	11,177	9,016	81%
NGL revenue	14,575	4,290	10,285	240%
Other	—	463	(463)	(100)%
Total revenue	282,868	99,962	182,906	183%
Operating expenses:
Direct lease operating expense	42,090	25,516	16,574	65%
Insurance	4,125	2,657	1,468	55%
Production taxes	578	393	185	47%
Total lease operating expense	46,793	28,566	18,227	64%
Workover and maintenance expense	25,084	6,359	18,725	294%
Depreciation, depletion and amortization	87,808	37,746	50,062	133%
Accretion expense	10,162	4,299	5,863	136%
General and administrative expense	21,660	9,663	11,997	124%
Total operating expenses	191,507	86,633	104,874	121%
Operating income	91,361	13,329	78,032	585%
Interest expense	(24,837)	(21,464)	(3,373)	(16)%
Price risk management activities expense	(53,330)	(28,086)	(25,244)	(90)%
Other income (expense)	(85)	44	(129)	(293)%
Total other expense	(78,252)	(49,506)	(28,746)	(58)%
Income (loss) before income taxes	13,109	(36,177)	49,286	136%
Income tax expense (benefit)	—	—	—	—%
Net income (loss)	$13,109	$(36,177)	$49,286	136%

The table below provides additional detail of our oil, natural gas and NGL production volumes and sales prices per unit.

	Three Months Ended September 30,
	2018	2017	Change
Oil production volume (MBbls)	3,507	1,826	1,681
Average daily oil production volume (MBblpd)	38.1	19.8	18.3
Oil sales revenue (in thousands)	$248,100	$84,032	$164,068
Average oil sales price per Bbl (including commodity derivatives)	$59.07	$50.68	$8.39
Average oil sales price per Bbl (excluding commodity derivatives)	$70.74	$46.02	$24.72
Average NYMEX WTI price per Bbl	$69.50	$48.20	$21.30
Increase in oil sales revenue due to:
Change in net realized prices (in thousands)	$86,708
Change in production volume (in thousands)	77,360
Total increase in oil sales revenue (in thousands)	$164,068

Natural gas production volume (MMcf)	6,783	3,759	3,024
Average daily natural gas production volume (MMcfpd)	73.7	40.9	32.8
Natural gas sales revenue (in thousands)	$20,193	$11,177	$9,016
Average natural gas sales price per Mcf (including commodity derivatives)	$3.01	$3.00	$0.01
Average natural gas sales price per Mcf (excluding commodity derivatives)	$2.98	$2.97	$0.01
Average NYMEX Henry Hub price per MMBtu	$2.90	$3.00	$(0.10)
Increase in natural gas sales revenue due to:
Change in net realized prices (in thousands)	$35
Change in production volume (in thousands)	8,981
Total increase in natural gas sales revenue (in thousands)	$9,016

NGL production volume (MBbls)	414	185	229
Average daily NGL production volume (MBblpd)	4.5	2.0	2.5
NGL sales revenue (in thousands)	$14,575	$4,290	$10,285
Average NGL sales price per Bbl	$35.21	$23.19	$12.02
Increase in NGL sales revenue due to:
Change in net realized prices (in thousands)	$4,974
Change in production volume (in thousands)	5,311
Total increase in NGL sales revenue (in thousands)	$10,285

Total production volume (MBoe)(1)	5,052	2,637	2,415
Average daily total production volume (MBoepd)(1)	54.9	28.7	26.2
Price per Boe(1) (including commodity derivatives)	$47.93	$41.00	$6.93
Price per Boe(1) (excluding commodity derivatives)	$55.99	$37.73	$18.26

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

The following table highlights operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three months ended September 30, 2018 and 2017 (in thousands, except per Boe data):

	Three Months Ended September 30,
	2018		2017
	Total	Per Boe(1)	Total	Per Boe(1)
Lease operating expenses:
Direct lease operating expense	$42,090	$8.33	$25,516	$9.68
Insurance	4,125	0.82	2,657	1.01
Production taxes	578	0.11	393	0.15
Total lease operating expenses	46,793	9.26	28,566	10.84
Depreciation, depletion and amortization	87,808	17.38	37,746	14.31
General and administrative expense	21,660	4.29	9,663	3.66
Other operating expenses:
Workover and maintenance expense	25,084	4.97	6,359	2.41
Accretion expense	10,162	2.01	4,299	1.63
Total other operating expenses	35,246	6.98	10,658	4.04
Total operating expenses	$191,507	$37.91	$86,633	$32.85

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Revenue. Total revenue for the three months ended September 30, 2018 was $282.9 million compared to $100.0 million for the three months ended September 30, 2017, an increase of approximately $182.9 million, or 183%.

Oil revenue increased approximately $164.1 million, or 195%, during the three months ended September 30, 2018 compared to the corresponding period in 2017. This increase was primarily due to an increase of $24.72 per Bbl in our realized oil sales price and a 18.3 MBblpd increase in oil production volumes. The increase in oil production volumes was attributable to 19.0 MBblpd from the Stone Combination and the Whistler Acquisition and 3.1 MBblpd from the Tornado II well in the Phoenix Field which commenced initial production in December 2017. The increase was partially offset by 2.4 MBblpd deferred production from the Phoenix Field for unplanned third party downtime for the HP-I and 0.7 MBblpd related to shut-in production for three days due to Tropical Storm Gordon.

Natural gas revenue increased approximately $9.0 million, or 81%, during the three months ended September 30, 2018 compared to the corresponding period in 2017. This increase was primarily due to a 32.8 MMcfpd increase in gas volumes, 28.2 MMcfpd of which was attributable to the Stone Combination and the Whistler Acquisition.

NGL revenue increased approximately $10.3 million, or 240%, during the three months ended September 30, 2018 compared to the corresponding period in 2017. This increase was due to an increase of $12.02 per Bbl in our realized NGL sales price and a 2.5 MBblpd increase in NGL volumes, the majority of which was attributable to the Stone Combination and the Whistler Acquisition.

Lease operating expense. Total lease operating expense for three months ended September 30, 2018 was $46.8 million compared to $28.6 million for the three months ended September 30, 2017, an increase of approximately $18.2 million, or 64%. This increase was primarily related to $15.0 million of lease operating expense incurred in connection with the Stone Combination and $0.7 million related to the Whistler Acquisition.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended September 30, 2018 was $87.8 million compared to $37.7 million for the three months ended September 30, 2017, an increase of approximately $50.1 million, or 133%. This increase was primarily due to a $3.08 per Boe, or 22%, increase in the depletion rate on our proved oil and natural gas properties during the three months ended September 30, 2018. Depletion on a per Boe basis increased primarily due to an increase in proved properties related to the Stone Combination and higher estimated future development costs related to proved undeveloped reserves in the Phoenix Field.

General and administrative expense. General and administrative expense for the three months ended September 30, 2018 was $21.7 million compared to $9.7 million for the three months ended September 30, 2017, an increase of approximately $12.0 million, or 124%. This increase was primarily attributable to $7.4 million in transaction and integration costs related to the Stone Combination and $2.5 million in additional payroll cost and additional general and administrative expenses as a result of the combined company.

Other operating expense. Other operating expense for the three months ended September 30, 2018 was $35.2 million compared to $10.7 million for the three months ended September 30, 2017, an increase of approximately $24.5 million, or 231%. This increase was primarily related to an increase of $7.8 million and $6.8 million in workover and maintenance expense and accretion expense, respectively, incurred in connection with the Stone Combination. This increase also relates to $3.8 million in repairs on the South Marsh Island 130 Field and $3.6 million in preparation for the HP-I dry dock operation repairs in the first quarter of 2019.

Price risk management activities. Price risk management activities for the three months ended September 30, 2018 resulted in a $53.3 million expense compared to an expense of $28.1 million for the three months ended September 30, 2017. The expense of $53.3 million for the three months ended September 30, 2018 consists of $40.7 million in cash settlement losses and $12.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $28.1 million for the three months ended September 30, 2017 consists of cash settlement gains of $8.6 million offset by a $36.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2019, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The information below provides the financial results and an analysis of significant variances in these results for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenues:
Oil revenue	$555,954	$246,519	$309,435	126%
Natural gas revenue	49,364	37,239	12,125	33%
NGL revenue	27,306	11,359	15,947	140%
Other	—	2,095	(2,095)	(100)%
Total revenue	632,624	297,212	335,412	113%
Operating expenses:
Direct lease operating expense	101,065	82,251	18,814	23%
Insurance	11,059	8,066	2,993	37%
Production taxes	1,533	1,038	495	48%
Total lease operating expense	113,657	91,355	22,302	24%
Workover and maintenance expense	49,703	23,406	26,297	112%
Depreciation, depletion and amortization	204,574	113,834	90,740	80%
Accretion expense	24,414	14,808	9,606	65%
General and administrative expense	61,120	26,879	34,241	127%
Total operating expenses	453,468	270,282	183,186	68%
Operating income	179,156	26,930	152,226	565%
Interest expense	(66,257)	(61,041)	(5,216)	(9)%
Price risk management activities income (expense)	(196,482)	56,802	(253,284)	(446)%
Other income (expense)	(1,163)	201	(1,364)	(679)%
Total other expense	(263,902)	(4,038)	(259,864)	(6435)%
Income (loss) before income taxes	(84,746)	22,892	(107,638)	(470)%
Income tax expense (benefit)	—	—	—	—%
Net income (loss)	$(84,746)	$22,892	$(107,638)	(470)%

The table below provides additional detail of our oil, natural gas and NGL production volumes and sales prices per unit.

	Nine Months Ended September 30,
	2018	2017	Change
Oil production volume (MBbls)	8,188	5,294	2,894
Average daily oil production volume (MBblpd)	30.0	19.4	10.6
Oil sales revenue (in thousands)	$555,954	$246,519	$309,435
Average oil sales price per Bbl (including commodity derivatives)	$56.25	$51.07	$5.18
Average oil sales price per Bbl (excluding commodity derivatives)	$67.90	$46.57	$21.33
Average NYMEX WTI price per Bbl	$66.75	$49.47	$17.28
Increase in oil sales revenue due to:
Change in net realized prices (in thousands)	$174,661
Change in production volume (in thousands)	134,774
Total increase in oil sales revenue (in thousands)	$309,435

Natural gas production volume (MMcf)	16,548	12,257	4,291
Average daily natural gas production volume (MMcfpd)	60.6	44.9	15.7
Natural gas sales revenue (in thousands)	$49,364	$37,239	$12,125
Average natural gas sales price per Mcf (including commodity derivatives)	$3.02	$2.91	$0.11
Average natural gas sales price per Mcf (excluding commodity derivatives)	$2.98	$3.04	$(0.06)
Average NYMEX Henry Hub price per MMBtu	$2.90	$3.17	$(0.27)
Increase in natural gas sales revenue due to:
Change in net realized prices (in thousands)	$(920)
Change in production volume (in thousands)	13,045
Total increase in natural gas sales revenue (in thousands)	$12,125

NGL production volume (MBbls)	886	522	364
Average daily NGL production volume (MBblpd)	3.2	1.9	1.3
NGL sales revenue (in thousands)	$27,306	$11,359	$15,947
Average NGL sales price per Bbl	$30.82	$21.76	$9.06
Increase in NGL sales revenue due to:
Change in net realized prices (in thousands)	$8,026
Change in production volume (in thousands)	7,921
Total increase in NGL sales revenue (in thousands)	$15,947

Total production volume (MBoe)(1)	11,832	7,859	3,973
Average daily total production volume (MBoepd)(1)	43.3	28.8	14.5
Price per Boe(1) (including commodity derivatives)	$45.45	$40.39	$5.06
Price per Boe(1) (excluding commodity derivatives)	$53.47	$37.55	$15.92

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

The following table highlights operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the nine months ended September 30, 2018 and 2017 (in thousands, except per Boe data):

	Nine Months Ended September 30,
	2018		2017
	Total	Per Boe(1)	Total	Per Boe(1)
Lease operating expenses:
Direct lease operating expense	$101,065	$8.54	$82,251	$10.47
Insurance	11,059	0.93	8,066	1.03
Production taxes	1,533	0.13	1,038	0.13
Total lease operating expenses	113,657	9.60	91,355	11.63
Depreciation, depletion and amortization	204,574	17.29	113,834	14.48
General and administrative expense	61,120	5.17	26,879	3.42
Other operating expenses:
Workover and maintenance expense	49,703	4.20	23,406	2.98
Accretion expense	24,414	2.06	14,808	1.88
Total other operating expenses	74,117	6.26	38,214	4.86
Total operating expenses	$453,468	$38.32	$270,282	$34.39

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Revenue. Total revenue for the nine months ended September 30, 2018 was $632.6 million compared to $297.2 million for the nine months ended September 30, 2017, an increase of approximately $335.4 million, or 113%.

Oil revenue increased approximately $309.4 million, or 126%, during the nine months ended September 30, 2018 compared to the corresponding period in 2017. This increase was primarily due to an increase of $21.33 per Bbl in our realized oil sales price and a 10.6 MBblpd increase in oil production volumes. The increase in oil production volumes was attributable to 9.6 MBblpd from the Stone Combination and the Whistler Acquisition and 3.3 MBblpd from the Tornado II well in the Phoenix Field which commenced initial production in December 2017. The increase in production was partially offset by unplanned third party downtime.

Natural gas revenue increased approximately $12.1 million, or 33%, during the nine months ended September 30, 2018 compared to the corresponding period in 2017. This increase was due to a 15.7 MMcfpd increase in gas production volumes, which was attributable to 15.9 MMcfpd from the Stone Combination and Whistler Acquisition. The increase in production was partially offset by a $0.06 per Mcf decrease in our realized gas sales price.

NGL revenue increased approximately $15.9 million, or 140%, during the nine months ended September 30, 2018 compared to the corresponding period in 2017. This increase was due to an increase of $9.06 per Bbl in our realized NGL sales price and a 1.3 MBblpd increase in NGL volumes, 1.2 MBblpd of which was attributable to the Stone Combination and Whistler Acquisition.

Lease operating expense. Total lease operating expense for the nine months ended September 30, 2018 was $113.7 million compared to $91.4 million for the nine months ended September 30, 2017, an increase of approximately $22.3 million, or 24%. This increase was primarily related to $25.0 million of lease operating expense in connection with the Stone Combination and $0.7 million of lease operating expense in connection with the Whistler Acquisition.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the nine months ended September 30, 2018 was $204.6 million compared to $113.8 million for the nine months ended September 30, 2017, an increase of approximately $90.8 million, or 80%. This increase was primarily due to a $2.83 per Boe, or 20%, increase in the depletion rate on our proved oil and natural gas properties during the nine months ended September 30, 2018. Depletion on a per Boe basis increased primarily due to an increase in proved properties related to the Stone Combination and higher estimated future development costs related to proved undeveloped reserves in the Phoenix Field.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2018 was $61.1 million compared to $26.9 million for the nine months ended September 30, 2017, an increase of approximately $34.2 million, or 127%. This increase was primarily attributable to $27.6 million in transaction related costs related to the Stone Combination and $5.4 million in additional payroll cost and additional general and administrative expenses as a result of the combined company.

Other operating expense. Other operating expense for the nine months ended September 30, 2018 was $74.1 million compared to $38.2 million for the nine months ended September 30, 2017, an increase of approximately $35.9 million, or 94%. This increase was primarily related to an increase of $12.3 million and $10.9 million in workover and maintenance expense and accretion expense, respectively, in connection with the Stone Combination. This increase also relates to a $14.0 million increase in repairs and maintenance during the nine months ended September 30, 2018 primarily related to $8.8 million in repairs on the South Marsh Island 130 Field.

Price risk management activities. Price risk management activities for the nine months ended September 30, 2018 resulted in a $196.5 million expense compared to income of $56.8 million for the nine months ended September 30, 2017. The expense of $196.5 million for the nine months ended September 30, 2018 consists of $94.8 million in cash settlement losses and $101.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The income of $56.8 million for the nine months ended September 30, 2017 consists of cash settlement gains of $22.3 million and a $34.5 million in non-cash gains from the increase in the fair value of our open derivative contracts. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2019, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

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

BOEM Bonding Requirements. In order to cover the various decommissioning obligations of lessees on the Outer Continental Shelf (“OCS”), the Bureau of Ocean Energy Management (“BOEM”) generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, the BOEM issued Notice to Lessees and Operators (“NTL”) #2016-N01 (the “2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, rights of way (“ROWs”) and rights of use and easement (“RUEs”). The 2016 NTL became effective in September 2016, but the BOEM has since extended indefinitely beyond June 30, 2017 the start date for implementing this NTL so as to provide the BOEM with time to review its complex financial assurance program. This extension currently remains in effect. We remain in active discussions with government regulators and industry peers with regard to any future rulemaking and financial assurance requirements. Notwithstanding the BOEM’s 2016 NTL, the BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us as a result of the 2016 NTL, to the extent implemented, as well as any other future BOEM directives, or any other changes to the BOEM’s rules applicable to our or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows, and results of operations.

Deepwater Operations. We have interests in six deepwater fields in the Gulf of Mexico, five of which we operate (Bushwood, Phoenix, Amberjack, Pompano and Ram Powell). Operations in the deepwater can result in increased operational risks as has been demonstrated by the Deepwater Horizon disaster in 2010. Despite technological advances since this disaster, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of a disaster could be well in excess of insured amounts and result in significant current losses on our statements of operations as well as going concern issues.

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

Income Tax Effect

For the three and nine months ended September 30, 2018, our effective tax rate was 0%. Our effective tax rate in 2018 differed from the statutory rate of 21%, as a result of recognition of a full valuation allowance on our deferred tax assets. For the three and nine months ended September 30, 2018, we recorded a full valuation allowance against our net deferred tax assets.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands, except for Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$13,109	$(36,177)	$(84,746)	$22,892
Interest expense	24,837	21,464	66,257	61,041
Depreciation, depletion and amortization	87,808	37,746	204,574	113,834
Accretion expense	10,162	4,299	24,414	14,808
Loss on debt extinguishment	356	—	1,764	—
Transaction related costs	7,595	3,383	27,905	7,453
Derivative fair value (gain) loss(1)	53,330	28,086	196,482	(56,802)
Net cash receipts (payments) on settled derivative instruments(1)	(40,746)	8,620	(94,802)	22,287
Non-cash equity-based compensation expense	570	275	2,129	770
Adjusted EBITDA	$157,021	$67,696	$343,977	$186,283
Production:
Boe(2)	5,052	2,637	11,832	7,859
Other Financial Data:
Adjusted EBITDA per Boe(2)	$31.08	$25.67	$29.07	$23.70

(1)

The adjustments for the derivative fair value (gain) loss and net cash receipts (payments) on settled derivative instruments have the effect of adjusting net income (loss) for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because we do not designate commodity derivative instruments as accounting hedges. Thus, these adjustments result in reflecting commodity derivative gains and losses within Adjusted EBITDA on a cash basis during the period the derivatives settled.

(2)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of September 30, 2018, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $419.0 million.

As of September 30, 2018, total debt, net of discount and deferred financing costs, was approximately $654.8 million, comprised of our $380.6 million aggregate principal amount of the 11.00%  Senior Secured Notes and $6.1 million aggregate principal amount of our 7.50% Stone Senior Notes, $257.4 million outstanding under our Bank Credit Facility, and $10.7 million aggregate principal amount of the Stone 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). We were in compliance with all debt covenants at September 30, 2018. For additional details on our debt, see “Item 1, Condensed Consolidated Financial Statements, Note 6 –Debt.”

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

As of September 30, 2018, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico Production Sharing Contracts (“PSCs”) totaling approximately $647.0 million. In July 2016, the BOEM issued the 2016 NTL to clarify the procedures and guidelines the BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet the BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from the BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

11.00% Senior Secured Notes, 7.50% Stone Senior Notes

In connection with the Stone Combination, we consummated the transactions contemplated by the Exchange Agreement, pursuant to which (i) the Apollo Funds and Riverstone Funds contributed $102.0 million in aggregate principal amount of 9.75% Senior Notes to us in exchange for Common Stock; (ii) the holders of 11.00% Bridge Loans exchanged such 11.00% Bridge Loans for $172.0 million aggregate principal amount of 11.00% Senior Secured Notes and (iii) Franklin Noteholders and MacKay Noteholders exchanged their 7.50% Stone Senior Notes for $137.4 million aggregate principal amount of 11.00% Senior Secured Notes. An additional $81.5 million of 7.50% Stone Senior Notes held by non-affiliates were also exchanged for 11.00% Senior Secured Notes pursuant to an exchange offer and consent solicitation in connection with the Stone Combination.

The exchange of 7.50% Stone Senior Notes for 11.00% Senior Secured Notes was accounted for as a debt modification. Under a debt modification, a new effective interest rate that equates the revised cash flows to the carrying amount of the 11.00% Senior Secured Notes is computed and applied prospectively. Costs incurred with third parties directly related to the modification are expensed as incurred. We incurred approximately $0.1 million and $4.6 million of transaction fees related to the exchange of 11.00% Bridge Loans and 7.50% Stone Senior Notes into 11.00% Senior Secured Notes, which were expensed and reflected in general and administrative expense during the three and nine months ended September 30, 2018, respectively. We also paid $9.3 million in work fees to debt holders, which are reflected as debt discount reducing long-term debt on the condensed consolidated balance sheet at September 30, 2018.

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

7.50% Senior Secured Notes – due May 2022.  The 7.50% Stone Senior Notes represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Senior Secured Notes pursuant to the exchange offer and consent solicitation, and thus remain outstanding. As a result of the exchange offer and consent solicitation, substantially all of the restrictive covenants relating to the 7.50% Stone Senior Notes have been removed and collateral securing the 7.50% Stone Senior Notes has been released. The 7.50% Stone Senior Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. Prior to May 31, 2020, we may, at our option, redeem all or a portion of the 7.50% Stone Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem all or a portion of the 7.50% Stone Senior Notes at redemption prices decreasing annually from 105.625% to 100.0% plus accrued and unpaid interest.

Bank Credit Facility

Talos Production LLC, our subsidiary, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022.

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On October 31, 2018, the Company held the semi-annual redetermination and the results are expected during November of 2018. The next redetermination is scheduled for April 2019.

As of September 30, 2018, our borrowing base was set at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at September 30, 2018. As of September 30, 2018, the Bank Credit Facility had approximately $329.0 million of undrawn commitments (taking into account $6.0 million letters of credit and $265.0 million drawn from the Bank Credit Facility).

Building Loan

In connection with the Stone Combination, we assumed Stone’s Building Loan maturing on November 20, 2030. The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. As of September 30, 2018, the outstanding balance under the Building Loan totaled $10.7 million. We were in compliance with all covenants under the Building Loan as of September 30, 2018.

2018 Senior Notes

9.75% Senior Notes – due February 2018. The 2018 Senior Notes were issued pursuant to an indenture dated February 6, 2013 among the Talos Issuers, the subsidiary guarantors party thereto and the trustee. On February 15, 2018, the Talos Issuers redeemed the remaining $25.0 million principal amount of the 9.75% Senior Notes at par.

Overview of Cash Flow Activities

The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating activities	$143,687	$124,432
Investing activities	$104,060	$(94,200)
Financing activities	$(190,015)	$(15,053)

Operating Activities. Net cash provided by operating activities increased $19.3 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily attributable to an increase in revenue, partially offset by a decrease in cash settlements on derivatives instruments and transaction related costs related to the Stone Combination.

Investing Activities. Net cash provided by investing activities increased $198.3 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily attributable to $280.7 million of cash received for the Stone Combination and Whistler Acquisition, partially offset by an increase of $82.4 million in capital expenditures.

Financing Activities. Net cash used in financing activities increased $175.0 million in the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily attributable to the repayment of $403.0 million related to the Old Bank Credit Facility, $54.0 million related to the repayment of the Bank Credit Facility, $25.0 million related to the redemption of our 2018 Senior Notes and $17.0 million in deferred financing cost, partially offset by proceeds received from the Bank Credit Facility of $319.0 million.

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

The following is a table of our capital expenditures for the nine months ended September 30, 2018 (in thousands):

U.S. drilling & completions	$81,918
Mexico appraisal & exploration	1,725
Asset management	36,722
Seismic and G&G, land, capitalized G&A(1)	49,413
Total capital expenditures	169,778
Plugging & abandonment	85,674
Total capital expenditures and plugging & abandonment	$255,452

(1)	Amount excludes $33.4 million of accrued, but unpaid change of control costs for the seismic acquired as part of the Stone Combination.

Capital expenditures and plugging and abandonment for the remainder of 2018 are estimated to be approximately $120.0 million to $140.0 million, which we plan to fund through cash flows from operations and borrowings under our Bank Credit Facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations and Other Contingencies

We are party to various contractual obligations. Some of these obligations may be reflected in our accompanying consolidated financial statements, while other obligations, such as operating leases and capital commitments, are not reflected on our accompanying consolidated financial statements.

The following table and discussion summarizes our contractual cash obligations as of September 30, 2018 (in thousands):

	2018	2019	2020	2021	Thereafter	Total
Long-term financing obligations:
Debt principal	$108	$445	$464	$484	$671,101	$672,602
Debt interest	14,680	58,720	58,720	58,720	16,128	206,968
Derivative liabilities	56,073	142,778	—	—	—	198,851
Capital lease (3)	11,250	45,000	45,000	45,000	63,750	210,000
Operating Lease Obligations	876	2,942	4,209	3,923	31,398	43,348
Vessel commitments (1)	27,411	13,195	—	—	—	40,606
Purchase Obligations (2)	4,717	17,487	11,921	7,921	42,046	84,092
Mexico minimum work program	—	34,942	—	—	—	34,942
Total contractual obligations(4)	$115,115	$315,509	$120,314	$116,048	$824,423	$1,491,409

(1)	Includes commitments for drilling rigs and Helix’s Q4000 well intervention vessel the Company will utilize for certain deep water well intervention and decommissioning activities.
(2)	Includes committed purchase orders to execute planned future drilling and completion activities. Includes seismic use agreements.
(3)	Lease agreement for the HP-I floating production facility in the Phoenix Field.
(4)

This table does not include the Company’s estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $426.2 million as of September 30, 2018. For additional information regarding these liabilities, please see Note 4 – Property, Plant and Equipment.

Performance Bonds. As of September 30, 2018 and December 31, 2017, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities and executing the minimum work program under the PSCs totaling approximately $647.0 million and $287.8 million, respectively. As of September 30, 2018 and December 31, 2017, we had $6.0 million and $4.0 million, respectively, in letters of credit issued under our Bank Credit Facility and the Old Bank Credit Facility primarily for the plugging and abandonment of wells and the removal of facilities.

For additional information about certain of our obligations and contingencies, see Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 – Commitments and Contingencies.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Our management has identified the following critical accounting estimates. Our significant accounting policies that have been implemented or changed since December 31, 2017 are described in “Part I, Item 1, Condensed Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our other significant accounting policies that are not referenced in Note 2 can be found within Talos Energy LLC’s audited financial statements and the notes thereto for the year ended December 31, 2017, which we filed on September 20, 2018 with the SEC on a Current Report on Form 8-K.

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

Our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, discounted at 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized. Any costs in excess of the ceiling are recognized as a non-cash impairment expense on our consolidated statement of operations and an increase to accumulated depreciation, depletion and amortization on our consolidated balance sheet. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. We perform this ceiling test calculation each quarter. In accordance with SEC rules and regulations, we utilize SEC Pricing when performing the ceiling test. We also hold prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period. The ceiling test computation did not result in a write-down of our oil and natural gas properties during three and nine months ended September 30, 2018 and 2017.

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

We recognize transportation costs as a component of direct lease operating expense when we are the shipper of the product. Such costs during the three and nine months ended September 30, 2018 were $3.7 million and $9.5 million, respectively, and $7.5 million and $2.5 million during the three and nine months ended September 30, 2017, respectively.

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

Fair Value Measure of Financial Instruments

Our financial instruments generally consisted of cash and cash equivalents, restricted cash, accounts receivable, commodity derivatives, accounts payable and debt as of September 30, 2018. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to the highly liquid nature of these instruments.

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

Revenue Recognition, Imbalances and Production Handling Fees

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

Under previous accounting guidance, we used the entitlement method to account for sales and production. Under the entitlement method, revenue was recorded based on our entitled share of production with any difference recorded as an imbalance on the condensed consolidated balance sheet. Upon the adoption of ASC 606, revenues are recorded based on the actual sales volumes sold to purchasers. An imbalance receivable or payable is recorded only to the extent the imbalance is in excess of its share of remaining proved developed reserves in an underlying property. The change in accounting method from the entitlements method to the sales method resulted in an immaterial cumulative-effect adjustment to members’ deficit on the date of adoption. Our imbalances are recorded gross on our consolidated balance sheets. At September 30, 2018, our imbalance receivable was approximately $1.7 million and imbalance payable was approximately $2.5 million. At December 31, 2017, our imbalance receivable was approximately $2.1 million and imbalance payable was approximately $2.7 million.

Under previous accounting guidance, the Company presented certain reimbursements for costs from certain third parties as other revenue on the condensed consolidated statement of operations. Upon the adoption of ASC 606, the reimbursements are presented as a reduction of direct lease operating expense on the condensed consolidated statement of operations. The impact of the reclassification for the three and nine months ended September 30, 2018 was immaterial.

Income Taxes

Our provision for income taxes includes both state, federal and foreign taxes. We record our federal income taxes in accordance with accounting for income taxes under GAAP which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of September 30, 2018, we believe it is more likely than not that the net deferred tax asset will not be realized and therefore have recorded a valuation allowance.

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

Commodity Price Risks

Oil and natural gas prices can fluctuate significantly and have a direct impact on our revenues, earnings and cash flow. During the nine months ended September 30, 2018, our average oil price realizations after the effect of derivatives increased 10% to $56.25 per Bbl from $51.07 per Bbl in the comparable 2017 period. Our average natural gas prices realizations after the effect of derivatives increased 4% during the nine months ended September 30, 2018 to $3.02 per Mcf from $2.91 per Mcf in the comparable 2017 period.

Price Risk Management Activities

We have attempted to mitigate commodity price risk and stabilize cash flows associated with our forecasted sales of oil and natural gas production through the use of oil and natural gas swaps, costless collars and put contracts. These derivative contracts will impact our earnings as the fair value of these derivatives changes. Our derivatives will not mitigate all of the commodity price risks of our forecasted sales of oil and natural gas production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

We had commodity derivative instruments in place to reduce the price risk associated with future production of 12,123 MBbls of crude oil and 6,939 MMBtu of natural gas at September 30, 2018, with a net derivative liability position of $198.3 million. For additional information regarding our commodity derivative instruments, see “Item 1, Condensed Consolidated Financial Statements, Note 5 – Financial Instruments.” The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at September 30, 2018 (in thousands):

		Oil and Natural Gas Derivatives
		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$(198,338)	$(284,135)	$(85,797)	$(112,546)	$85,792

(1)	Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Variable Interest Rate Risks

We had total debt outstanding of $654.8 million at September 30, 2018, net of unamortized original issue discount and deferred financing costs. Of this, $397.3 million was from our 11.00% Senior Secured Notes, 7.50% Stone Senior Notes and Building Loan, which bear interest at fixed rates. The remaining $257.4 million is from borrowings under our Bank Credit Facility with variable interest rates. Therefore, we are subject to the risk of changes in interest rates under our Bank Credit Facility. In addition, the terms of our Bank Credit Facility require us to pay higher interest rates as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates. We believe our interest rate risk exposure is partially mitigated as a result of fixed interest rates on 61% of our debt. The interest rate on our variable rate debt at September 30, 2018 was 5.07%. A 10% change in the interest rate on this variable rate debt balance at September 30, 2018 would change interest expense for the nine months ended September 30, 2018 by approximately $0.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Through their ownership of a majority of our voting power and the provisions set forth in our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Stockholders’ Agreement, the Apollo Funds and the Riverstone Funds have the ability to designate and elect a majority of our directors. As a result of the Apollo Funds’ and the Riverstone Funds’ ownership of a majority of the voting power of our common stock, we are a “controlled company” as defined in NYSE listing rules and, therefore, we are not subject to NYSE requirements that would otherwise require us to have a majority of independent directors and nominating and compensation committees composed solely of independent directors. We have not elected to take advantage of the “controlled company” exemptions available to us, but we may do so in the future. Under the Stockholders’ Agreement, our board of directors has five directors not designated by the Apollo Funds and the Riverstone Funds and five directors designated by the Apollo Funds and the Riverstone Funds.

The Apollo Funds and the Riverstone Funds also have control over all other matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law, and corporate governance, subject to the terms of the Stockholders’ Agreement that require the Apollo Funds and the Riverstone Funds to vote in a specified manner on certain actions, including their agreement to vote in favor of director nominees not designated by the Apollo Funds and the Riverstone Funds. The Apollo Funds and the Riverstone Funds may have different interests than other holders of our common stock and may make decisions adverse to your interests.

Among other things, the Apollo Funds’ and Riverstone Funds’ control could delay, defer, or prevent a sale of us that our other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire our common stock and, as a result, might harm the market price of our common stock.

We will continue to incur transaction-related and restructuring costs in connection with the Stone Combination and the integration of the two businesses.

We will continue to incur transaction-related and restructuring costs in connection with the Stone Combination and the integration of the businesses of Stone and Talos Energy LLC. These expenses could, particularly in the near term, reduce the expected pre-tax synergies related to the integration of the businesses following the completion of the Stone Combination, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in us taking significant charges against earnings following the completion of the Stone Combination.

The corporate opportunity provisions in our Amended and Restated Certificate of Incorporation could enable others to benefit from corporate opportunities that might otherwise be available to us.

Subject to the limitations of applicable law, our Amended and Restated Certificate of Incorporation, among other things:

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

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees, agents or stockholders (including a beneficial owner of stock) to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants in the case. Any person or entity purchasing or otherwise acquiring any interest in any share of our capital stock will be deemed to have notice of and consent to these provisions of our Amended and Restated Certificate of Incorporation. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

The Apollo Funds and the Riverstone Funds are prohibited from transferring all or a portion of their shares of our common stock until the first anniversary of the Closing Date, after which, subject to restrictions, they will be permitted to transfer their shares of our common stock, which could have a negative impact on our stock price.

For 12 months following the completion of the Stone Combination, the Apollo Funds and the Riverstone Funds are prohibited from transferring all or a portion of their shares of our common stock other than to their respective affiliates, unless such transfer is approved by a majority of the Company Independent Directors. The lockup will cease to apply to 50% of our common stock that was issued to the Apollo Funds and the Riverstone Funds, respectively, at the closing of the Stone Combination on the six-month anniversary of the Closing Date and will cease to apply to an additional 25% of our common stock that was issued to the Apollo Funds and the Riverstone Funds, respectively, at the closing of the Stone Combination on the nine-month anniversary of the Closing Date. Following such lockup periods, the Apollo Funds and the Riverstone Funds will be permitted, subject to certain restrictions, to transfer shares of our common stock, including in public offerings pursuant to registration rights granted by us. Any such transfer could significantly increase the number of shares of our common stock available in the market, which could cause a decrease in the price of our common stock.

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

Our revenues, cash flows, profitability, and future rate of growth substantially depend upon the market prices of oil and natural gas. Prices affect our cash flows available for capital expenditures and our ability to access funds under our Bank Credit Facility and through the capital markets. The amount available for borrowing under our Bank Credit Facility is subject to a borrowing base, which is determined by the lenders taking into account our estimated proved reserves, and is subject to periodic redeterminations based on pricing models to be determined by the lenders at such time. Oil and natural gas prices significantly declined in the second half of 2014, with sustained lower prices continuing throughout 2015, 2016 and 2017. Despite a modest recovery in late 2017, commodity prices could remain suppressed or decline further in the future, which will likely have material adverse effects on our proved reserves and borrowing base. Further, because we use the full cost method of accounting for our oil and gas operations, we perform a ceiling test each quarter, which is impacted by declining prices. Significant price declines could cause us to take ceiling test write-downs, which would be reflected as non-cash charges against current earnings. See the Risk Factor entitled “Lower oil and natural gas prices and other factors in the future may result in ceiling test write-downs and other impairments of our asset carrying values” for further discussion.

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

The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period January 1, 2015 through September 30, 2018, The New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) crude oil price per Bbl ranged from a low of $30.62 to a high of $70.58, and the NYMEX natural gas price per MMBtu ranged from a low of $1.71 to a high of $3.93. The high, low and average prices for NYMEX WTI and NYMEX Henry Hub are monthly contract prices. The prices we receive for our oil and natural gas depend upon many factors beyond our control, including, among others:

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

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 72%, 21% and 7%, respectively, of our estimated proved reserves as of December 31, 2017, and approximately 67%, 26% and 7%, respectively, of our 2017 production on an MBoe basis, our financial results will be sensitive to movements in oil, natural gas and NGL prices.

We are required to meet a minimum work program expressed in work units during a four-year exploration period according to one of our PSCs with the National Hydrocarbons Commission of Mexico (the “CNH”).

On September 4, 2015, our subsidiary Talos Energy LLC, together with its consortium partners Sierra Oil & Gas S. de R.L de C.V. (“Sierra”) and Premier Oil Plc (“Premier” and, together with Talos Energy and Sierra, the “Consortium”) executed two PSCs with the CNH for the development of the Mexican acreage - one for each of Blocks 2 and 7. The PSCs require that the Consortium execute a minimum work program expressed in work units during a four-year exploration period. The work units represent the performance of exploration studies and seismic and drilling activities. The aggregate value of the minimum work program under the PSCs is approximately $143.0 million (gross), of which we are responsible for a pro rata portion based on our participation interest - 35% in Block 7 and 45% in Block 2. In order to guarantee the execution of the minimum work program under the PSCs, the Consortium was required to post a financial guarantee to the CNH of approximately $143 million (gross), of which Talos Energy’s share was $48.7 million. We satisfied our share through a performance bond. As the Consortium completes the minimum work program under the PSCs, the amount of the financial guarantee will be reduced accordingly beginning after the second anniversary of entering into the PSCs. Effective January 23, 2018, the activities already performed on Block 7 have satisfied the minimum work program on Block 7, reducing the $143 million (gross) in outstanding letters of credit by $65.7 million (gross). Activities on Block 2 are in the planning phase and the Consortium is on schedule to satisfy the minimum work program on Block 2 by September 4, 2019. If we or the Consortium is unable to meet the minimum work program, we could be liable along with the other members in the Consortium for the remaining financial guarantee, and the CNH could rescind the Block 2 PSC for a default.

On September 11, 2018, we entered into a transaction with Hokchi Energy, S.A. de C.V. (“Hokchi”), a subsidiary of Pan American Energy LLC, to cross assign our participation interest in Block 2 and Hokchi’s participation in Block 31, both in the Sureste Basin offshore Mexico. Upon the completion of the transaction, which is conditioned on and subject to approval by the CNH, Hockchi will be the operator of both blocks, we will own a participation interest in Block 31 of 25% and our participation interest in Block 2, as well as our financial guarantee with respect to Block 2, will decrease from 45% to 25%.

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

We may not have sufficient funds to make such repayments. If we do not repay our debt out of cash on hand, we could attempt to restructure or refinance such debt, reduce or delay investments and capital expenditures, sell assets, or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings, or proceeds from the sale of assets are available to pay or refinance such debt. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of our debt, including our Bank Credit Facility and the indenture for our 11.00% Senior Secured Notes, may also prohibit us from taking such actions. Factors that affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt, or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing, or sale of assets. We cannot assure you that any such offerings, restructuring, refinancing, or sale of assets would be successfully completed.

Regulatory requirements and permitting procedures imposed by the BOEM and the BSEE could significantly delay our ability to obtain permits to drill new wells in offshore waters.

BSEE and BOEM have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these added and more stringent regulatory requirements and with existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response, and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, are continuing to develop and implement new, more restrictive requirements. For example, in April 2016, BSEE published a final rule on well control that, among other things, imposes rigorous standards relating to the design, operation, and maintenance of blow-out preventers, real-time monitoring of deepwater and high temperature, high pressure drilling activities, and enhanced reporting requirements. Pursuant to President Trump’s Executive Orders dated March 28, 2017, and April 28, 2017 (the “Executive Orders”), respectively, BSEE initiated a review of the well control regulations to determine whether the rules are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible. One consequence of this review is that on September 28, 2018, BSEE published final revisions to its regulations regarding offshore drilling safety equipment, which includes the removal of the requirement for offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions.

Also, in April 2016, BOEM published a proposed rule that would update existing air emissions requirements relating to offshore oil and natural gas activity on the OCS. BOEM regulates these air emissions in connection with its review of exploration and development plans, rights of way and rights of use, and/or easement applications. The proposed rule would bolster existing air emissions requirements by, among other things, requiring the reporting and tracking of the emissions of all pollutants defined by the U.S. Environmental Protection Agency (the “EPA”) to affect human health and public welfare. Pursuant to the Executive Orders, BOEM has ceased rulemaking activities for and is reviewing the proposed air quality rule. On October 24, 2017, the Department of the Interior (the “DOI”) announced that it is currently reviewing recommendations on how to proceed, including promulgating final rules for certain necessary provisions and issuing a new proposed rule that may withdraw certain provisions and seek additional input on others.

Compliance with new and future regulations could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Furthermore, among other adverse impacts, to the extent that BOEM and BSEE do not reduce the stringency of existing oil and gas safety and performance-related regulations and other regulatory initiatives, the regulatory requirements imposed by such existing or future, more stringent regulations or other regulatory initiatives could delay operations, disrupt our operations, or increase the risk of leases expiring before exploration and development efforts have been completed due to the time required to develop new technology. Additionally, if left unchanged, the existing, or future, more stringent oil and gas safety and performance-related regulations and other regulatory initiatives imposed by BOEM and BSEE could result in increased financial assurance requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us to incur penalties or shut-in production at one or more of our facilities. Also, if material spill incidents were to occur in the future, the United States or other countries where such an event may occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

New guidelines issued by BOEM related to financial assurance requirements to cover decommissioning obligations for operations on the OCS may have a material adverse effect on our business, financial condition, or results of operations.

BOEM requires that lessees demonstrate financial strength and reliability according to its regulations or provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS.  In July 2016, BOEM issued the 2016 NTL to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs or RUEs.  The 2016 NTL became effective in September 2016, but BOEM has since extended indefinitely beyond June 30, 2017 the start date for implementing this NTL, expect in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, so as to provide BOEM with time to review its complex financial assurance program.

In late 2016, we received orders from BOEM to provide additional financial assurance in material amounts relating to our OCS properties (the “BOEM 2016 Orders”). We entered into discussions with BOEM regarding the requested additional financial security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, has rescinded the BOEM 2016 Orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan.

As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding BOEM orders for financial assurance obligations although we are in discussions with the agency regarding providing financial assurance in what we view as the normal course of business for one well, Mount Providence, that was completed July 2018.  Following completion of its review of its financial assurance program, BOEM may elect to retain the 2016 NTL in its current form or may make revisions thereto. Thus, until the review is completed and BOEM determines what additional financial assurance may be required by us, we cannot provide any assurance of the amount of any additional financial assurance, which may be material, that may be ordered by BOEM and required in any proposed tailored plan that we may submit to BOEM in the future for approval, or that such additional financial assurance amounts can be obtained.  Moreover, BOEM could in the future make new demands for additional financial assurances in material amounts relating to the decommissioning of our OCS properties. BOEM may reject our proposals to satisfy any such additional financial assurance coverage and make demands that exceed our capabilities.

If we fail to comply with the current or future orders of BOEM to provide additional surety bonds or other financial assurances, BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition.

In addition, if fully implemented, the 2016 NTL is likely to result in the loss of supplemental bonding waivers for a large number of operators on the OCS, which could in turn force these operators to seek additional surety bonds and could, consequently, challenge the surety bond market’s capacity for providing such additional financial assurance. Operators who have already leveraged their assets as a result of the declining oil market could face difficulty obtaining surety bonds because of concerns the surety companies may have about the priority of their lien on the operator’s collateral. Moreover, depressed oil prices could result in sureties seeking additional collateral to support existing bonds, such as cash or letters of credit, and we cannot provide assurance that we will be able to satisfy collateral demands for future bonds to comply with supplemental bonding requirements of BOEM. If we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures. All of these factors may make it more difficult for us to obtain the financial assurances required by BOEM to conduct operations on the OCS. These and other changes to BOEM bonding and financial assurance requirements could result in increased costs on our operations and consequently have a material adverse effect on our business and results of operations.

We have a subsidiary that is subject to a plea agreement with the Department of Justice (“DOJ”) pursuant to which certain exploration and production activities must comply with a Safety and Environmental Compliance Program (“SECP”). Noncompliance with the SECP could result in a violation of the plea agreement and provide a basis for revocation or modification of probation.

In February 2014, we received a grand jury subpoena from the DOJ addressing activities that occurred on the Ship Shoal 225A production platform operated by one of our subsidiaries, Energy Resource Technology GOM, LLC (“ERT”). On November 30, 2015, ERT was charged with two violations of the Outer Continental Shelf Lands Act in connection with hot work and blowout preventer testing activities, and with two violations of the Clean Water Act for self-reported activities surrounding overboard discharge sampling and unpermitted discharges. On January 6, 2016, ERT pled guilty to these charges. On April 6, 2016, the United States District Court for the Eastern District of Louisiana (the “Court”) accepted ERT’s plea and sentenced ERT, consistent with the plea agreement, to pay a penalty of $4.2 million, which ERT has paid. The Court placed ERT on probation for three years. The conditions of probation include compliance with an agreed SECP, pursuant to which ERT and another subsidiary of ours must implement enhanced safety and environmental compliance inspections, reviews and audits, implement a comprehensive training program, implement enhanced operational controls to better manage, detect and prevent safety and environmental violations, and preparation and implementation of schedule for decommissioning. Any failure to comply with the SECP could result in a violation of the plea agreement and provide a basis for revocation or modification of probation, which could adversely our financial condition and operations.

A financial crisis may impact our business and financial condition and may adversely impact our ability to obtain funding under our Bank Credit Facility or in the capital markets.

We use our cash flows from operating activities and borrowings under our Bank Credit Facility to fund our capital expenditures, and we rely on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. However, we may not be able to access adequate funding under our Bank Credit Facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination or a breach or default under our Bank Credit Facility, including a breach of a financial covenant or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. In addition, we may face limitations on our ability to access the debt and equity capital markets and complete asset sales, an increased counterparty credit risk on our derivatives contracts, and the requirement by our contractual counterparties to post collateral guaranteeing performance.

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

We are a holding company that has no material assets other than our ownership of the equity interests of Talos Production. Accordingly, we are dependent upon distributions from Talos Production to pay taxes, cover our corporate and other overhead expenses and pay dividends, if any, on our common stock.

We are a holding company that has no material assets other than our ownership of the equity interests of Talos Production. We have no independent means of generating revenue. To the extent Talos Production has available cash, we will cause Talos Production to make distributions of cash to us, directly and indirectly through our wholly owned subsidiaries, to pay taxes, cover our corporate and other overhead expenses and pay dividends, if any, on our common stock. As we have never declared or paid any cash dividends on our common stock, we anticipate that any available cash, other than the cash distributed to us to pay taxes and cover our corporate and other overhead expenses, will be retained by Talos Production to satisfy its operational and other cash needs. Accordingly, we do  not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we do not expect to pay dividends on our common stock, if our board of directors decides to do so in the future, our ability to do so may be limited to the extent Talos Production is limited in its ability to make distributions to us, including due to the significant restrictions the agreements governing Talos Production’s debt impose on the ability of Talos Production to make distributions and other payments to us. To the extent that we need funds and Talos Production is restricted from making such distributions under applicable law or regulation or under the terms of our financing agreements,  or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial  condition.

Our production, revenue, and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, making us vulnerable to risks associated with operating in one geographic area.

Our production, revenue, and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, the Gulf of Mexico and in the shallow waters off the coast of Mexico. Unlike other entities that are geographically diversified, we may not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have an adverse impact upon the particular industry in which we operate, and result in our dependency upon a single or limited number of hydrocarbon basins. In addition, the geographic concentration of our properties in the Gulf of Mexico and in the shallow waters off the coast of Mexico means that some or all of the properties could be affected should the region experience:

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

We may experience significant shut-ins and losses of production due to the effects of hurricanes in the Gulf of Mexico and in the shallow waters off the coast of Mexico.

Our production is primarily associated with our properties in the Gulf of Mexico and in the shallow waters off the coast of Mexico. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes and tropical storms in the Gulf of Mexico. We are unable to predict what impact future hurricanes and tropical storms might have on our future results of operations and production.

A significant portion of our production, revenue and cash flow is concentrated in our Phoenix Field and our Pompano Field. Because of this concentration, any production problems, impacts of adverse weather or inaccuracies in reserve estimates could have a material adverse impact on our business.

For the three months ended September 30, 2018, approximately 51% of our production and 56% of our oil, natural gas, and NGL revenue was attributable to our Phoenix Field and our Pompano Field, both of which are located in the federal waters offshore in the Gulf of Mexico. This concentration in these fields means that any impact on our production from these fields, whether because of mechanical problems, adverse weather, well containment activities, changes in the regulatory environment, or otherwise, could have a material effect on our business. We produce the Phoenix Field through the Helix Producer I (“HP-I”) a dynamically positioned floating production facility that is operated by Helix Energy Solutions Group, Inc. (“Helix”). The HP-I interconnects the Phoenix Field through a production buoy that can be disconnected if the HP-I cannot maintain its position on station, such as in the event of a mechanical problem with the dynamic positioning system or the approach of a hurricane. Because the HP-I may have to be disconnected from the Phoenix Field if circumstances require, our production from the Phoenix Field may be subject to more frequent interruptions than if the Phoenix Field was produced by a more conventional platform. We are also required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. The next inspection of the HP-I is scheduled during the first quarter of 2019. On September 10, 2016, the HP-I was disconnected from the production buoy and released for dry dock for 28 days. Upon completion of the dry dock, the HP-I remained disconnected from the buoy connecting it to the Phoenix Field due to Federal Emergency Management Agency testing of test upgrades to the power management system, preventing us from reconnecting the HP-I to the Phoenix Field for a further five days. Once the buoy was connected, Phoenix Field production remained shut-in for an additional five days to conduct buoy remediation of the swivel piping. In addition, for 25 days in March 2015, we were required to disconnect the HP-I from the production buoy due to upgrades to the power management system of the vessel, which is an integral part of the dynamic positioning system. The upgrade work was followed by sea trials that tested the dynamic positioning system and were required by various regulatory groups, including the United States Coast Guard.

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

In addition, all of our production from the Phoenix Field flows through the Green Canyon 19 connection facility operated by Shell GOM Pipeline Company LLC. To the extent Shell GOM Pipeline Company LLC temporarily shuts in its Green Canyon 19 connection facility, whether for maintenance or otherwise, we would not able to produce the Phoenix Field during this period of time, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the actual reserves associated with the Phoenix Field are less than our estimated reserves, such a reduction of reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, all of our production from the Pompano Field flows through the Pompano Pipeline System operated by Crimson Gulf LLC. To the extent Crimson Gulf LLC temporarily shuts in the Pompano Pipeline System,   whether for maintenance or otherwise, we would not able to produce the Pompano Field during this period of time, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the actual reserves associated with the Pompano Field are less than our estimated reserves, such a reduction of reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are not insured against all of the operating risks to which our business is exposed.

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational loss-related events. We have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, named Gulf of Mexico windstorm, oil pollution, construction all risk, workers’ compensation and employers’ liability, and other coverage. Our insurance coverage includes deductibles that have to be met prior to recovery, as well as sub-limits or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences, damages or losses.

We have general liability insurance coverage with an annual aggregate limit of $500 million. We selectively purchase physical damage insurance coverage for our pipelines, platforms, facilities, and umbilicals for losses resulting from named windstorms and operational activities.

Our operational control of well coverage is expected to provide limits that vary by well location and depth and range from a combined single limit of $25 million to $500 million per occurrence. Exploratory deepwater wells have a coverage limit of up to $500 million per occurrence. Additionally, we maintain up to $150 million in oil pollution liability coverage. Our operational control of well and physical damage policy limits is scaled proportionately to our working interests. Our general liability program utilizes a combination of assured’s interest and scalable limits. All of our policies described above are subject to deductibles, sub-limits, or self-insurance. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider, subject to the application of various states’ laws.

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

We reevaluate the purchase of insurance, policy limits, and terms annually. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in the Gulf of Mexico, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

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

Our oil and gas operations are subject to various international, foreign and U.S. federal, state and local governmental regulations that materially affect our operations.

Our oil and gas operations are subject to various international, foreign and U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as marine habitats, and restrictions on the way we can discharge materials into the environment; bonds or other financial responsibility requirements to cover drilling contingencies and well P&A and other decommissioning costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; regulations regarding the rate, terms and conditions of transportation service or the price, terms, and conditions related to the purchase and sale of oil and natural gas; and taxation. Failure to comply with these laws and regulations can result in the assessment of administrative, civil or criminal penalties, the issuance of remedial obligations and the imposition of injunctions limiting or prohibiting certain of our operations. In addition, because we hold federal leases, the federal government requires that we comply with numerous additional regulations applicable to government contractors.

In July 2017, we, along with partners Sierra and Premier, reported the discovery of a significant reservoir of crude oil in the Sureste basin offshore Mexico through the Zama-1 well. Data from the Zama-1 well indicates that it is possible the deposit could be part of a field that extends into an exploration block in which the state entity Pentróleos Mexicanos (“Pemex”) holds exploration and development rights.

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

Our Mexican operations are subject to certain offshore regulatory and environmental laws and regulations promulgated by Mexico.

Our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states, and in other Mexican offshore areas where we are assessing other exploration opportunities, are subject to regulation by the Secretariat of Energy (“SENER”), the CNH and other Mexican regulatory bodies. The CNH is responsible for, among other things, overseeing the tender procedures for awarding contracts for the exploration and production of oil and natural gas in Mexican waters, managing and supervising contracts that have been awarded, and approving exploration and production plans. The PSCs that we and our consortium partners have entered into for the development of these acreages contain terms that impose on us the duty to comply with various laws and regulations. These laws and regulations govern, among other things, the exploration and exploitation of hydrocarbons (including certain national content requirements), the treatment, conveyance, marketing, transport and storage of petroleum, and requirements for industrial safety, operational security, and facility decommissioning. Failure to comply can result in the imposition of monetary penalties, revocation of permits, rescission of the relevant PSC, suspension of operations, and ordered decommissioning of offshore facilities and systems. The laws and regulations governing activities in the Mexican energy sector are relatively new, having been significantly reformed in 2013, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.

In addition, our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states, and in other Mexican offshore areas where we are assessing other exploration opportunities, are subject to regulation by the Mexican National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”). We must obtain ASEA-issued permits and comply with ASEA regulations governing hydrocarbon activities, including requirements for environmental impact and risk assessments, industrial safety, waste management, water and air emissions, operational security, and facility decommissioning. Under the PSCs, we are jointly and severally liable, along with Sierra and Premier, for the performance of all obligations under the PSCs, including exploration, appraisal, extraction, and abandonment activities and compliance with all environmental regulations. Failure to comply with applicable laws and regulations can result in the imposition of monetary penalties, revocation of permits, suspension of operations, and ordered decommissioning of offshore facilities and systems. The laws and regulations governing the protection of health, safety, and the environment from activities in the Mexican energy sector are relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.

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

At September 30, 2018, approximately 31% of our estimated proved reserves (by volume) were undeveloped and approximately 20% were non-producing. Any or all of our proved undeveloped (“PUD”) or proved developed non-producing reserves may not be ultimately developed or produced. Furthermore, any or all of our undeveloped and developed non-producing reserves may not be ultimately produced during the time periods we plan or at the costs we budget, which could result in the write-off of previously recognized reserves. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumptions that we incur capital expenditures to develop these undeveloped reserves and the actual costs and results associated with these properties may not be as estimated. Any material inaccuracies in these reserve estimates or underlying assumptions materially affects the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

SEC rules could limit our ability to book additional PUD reserves in the future.

SEC rules require that, subject to limited exceptions, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement may limit our ability to book additional PUD reserves as we pursue our drilling program. Moreover, we may be required to write down our PUD reserves if we do not drill those wells within the required five-year timeframe.

Our acreage has to be drilled before lease expiration in order to hold the acreage by production. If commodity prices become depressed for an extended period of time, it might not be economical for us to drill sufficient wells in order to hold acreage, which could result in the expiry of a portion of our acreage, which could have an adverse effect on our business.

Unless production is established as required by the leases covering the undeveloped acres, the leases for such acreage may expire. As of September 30, 2018, we did not have any leases covering the undeveloped acres that could potentially expire during the remainder of the 2018 fiscal year.

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

The marketability of our production depends upon the availability, proximity, operation, and capacity of oil and natural gas gathering systems, pipelines and processing facilities. The lack of availability or capacity of these gathering systems, pipelines and processing facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The disruption of these gathering systems, pipelines and processing facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. Federal, state, and local regulation of oil and natural gas production and transportation, general economic conditions, and changes in supply and demand could adversely affect our ability to produce and market our oil and natural gas. If market factors changed dramatically, the financial impact could be substantial. The availability of markets and the volatility of product prices are beyond our control and represent a significant risk.

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

The exploration, development and production of oil and gas properties involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. We are also involved in completion operations that utilize hydraulic fracturing, which may potentially present additional operational and environmental risks. Additionally, our offshore operations are subject to the additional hazards of marine operations, such as capsizing, collisions and adverse weather and sea conditions, including the effects of hurricanes.

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

Moreover, the timing for pursuing restoration and removal activities has accelerated for operators in the U.S Gulf of Mexico following BSEE’s issuance of an NTL that established a more stringent regimen for the timely decommissioning of what is known as “idle iron” wells, which are platforms and pipelines that are no longer producing or serving exploration or support functions with respect to an operator’s lease in the Gulf of Mexico. The idle iron NTL requires decommissioning of any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities, which must then be permanently plugged or temporarily abandoned within three years’ time. Similarly, platforms or other facilities no longer useful for operations must be removed within five years of the cessation of operations. We may have to draw on funds from other sources to satisfy decommissioning costs. The use of other funds to satisfy such decommissioning costs could have a material adverse effect on our financial position and results of operations. Moreover, as a result of the implementation of the idle iron NTL, there is expected to be increased demand for salvage contractors and equipment operating in the Gulf of Mexico, resulting in increased estimates of plugging, abandonment, and removal costs and associated increases in operators’ asset retirement obligations.

In addition, we could become responsible for decommissioning liabilities related to offshore facilities we no longer own or operate. Federal regulations allow the government to call upon predecessors in interest of oil and natural gas leases to pay for plugging, abandonment, restoration, and decommissioning obligations if the current operator fails to fulfill those obligations and regardless of any indemnification agreements, the costs of which could be significant. Moreover, several onshore and offshore exploration and production companies have sought bankruptcy protection over the past several years. The government may seek to impose a bankrupt entity’s P&A obligations on us or other predecessors-in-interest, which could be significant and adversely affect our business, results of operations, financial condition and cash flows.

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

Our future acquisitions could expose us to potentially significant liabilities, including P&A liabilities.

We expect that future acquisitions will contribute to our growth. In connection with potential future acquisitions, we may only be able to perform limited due diligence.

Successful acquisitions of oil and natural gas properties require an assessment of a number of factors, including estimates of recoverable reserves, the timing of recovering reserves, exploration potential, future oil and natural gas prices, operating costs, and potential environmental, regulatory and other liabilities, including P&A liabilities. Such assessments are inexact and may not disclose all material issues or liabilities. In connection with our assessments, we perform a review of the acquired properties. However, such a review may not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

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

Under the PSCs with the CNH, we work as a consortium with two other partners: Sierra and Premier. Violations of the FCPA, by any consortium partner, may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the CNH has the authority to rescind the PSCs if these violations occur.

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

The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, on an annual basis. Recent regulation of emissions of greenhouse gases has focused on fugitive methane emissions. For example, in June 2016, the EPA finalized rules that established new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities. However, in June 2017, the EPA published a proposed rule to stay certain portions of the 2016 rule for two years and to reconsider the entirety of the 2016 rule, but the agency has not yet published a final rule. Instead, in February 2018, the EPA finalized amendments to certain requirements of the rule, and in September 2018 the EPA proposed additional amendments, including rescission of certain requirements and revisions to other requirements, such as fugitive emission monitoring frequency. As a result, the 2016 rule is currently in effect but future implementation of the 2016 rule is uncertain. Compliance with these rules if fully or partially implemented could result in increased compliance costs on our operations.

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

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Substantial limitations on greenhouse gas emissions could also adversely affect demand for the oil and natural gas we produce and lowers the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Additionally, with concerns over greenhouse gas emissions, certain non-governmental activists have recently directed their efforts at advocating the shifting of funding away from companies with energy-related assets, which could result in limitations or restrictions on certain sources of funding for the energy sector.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, expanded federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC and the SEC have finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this is accomplished.

In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on December 5, 2016, re-proposed rules imposing position limits for certain futures and option contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of hedging transactions are exempt from these limits on the size of positions that may be held, provided that such hedging transactions satisfy the CFTC’s requirements for certain enumerated “bona fide hedging” transactions or positions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we may encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

In order to manage our exposure to price risks in the marketing of our oil, natural gas, and natural gas liquids, we periodically enter into oil, natural gas, and natural gas liquids price hedging arrangements with respect to a portion of our expected production. Our hedging policy is expected to provide that we enter into hedging arrangements covering up to the following maximum percentages of volumes: (i) 90% of the reasonably anticipated quarterly production of oil, natural gas, and natural gas liquids of proved developed producing (“PDP”) volumes during months January through July and November through December, (ii) 65% of the reasonably anticipated quarterly production of oil, natural gas, and natural gas liquids of PDP volumes during months August through October, (iii) 50% of the reasonably anticipated quarterly production of oil, natural gas, and natural gas liquids of proved developed non-producing volumes during months January through July and November through December and (iv) 0% of the reasonably anticipated quarterly production of oil, natural gas and natural gas liquids of its proved developed non-producing volumes during months August through October. These arrangements may include futures contracts on the NYMEX. While intended to reduce the effects of volatile oil and natural gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Talos Energy Inc. (incorporated by reference to Exhibit 3.1 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

3.2	Amended & Restated Bylaws of Talos Energy Inc. (incorporated by reference to Exhibit 3.2 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

4.1

Supplemental Indenture No. 1, dated as of September 12, 2018, by and among Talos Production LLC, Talos Production Finance, Inc., Talos Energy Inc. and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Registration Statement on Form S-4 filed with the SEC on September 14, 2018).

4.2

Form of 11.00% Second-Priority Senior Secured Note due 2022 (incorporated by reference to Exhibit 4.4 to Talos Energy Inc.’s Registration Statement on Form S-4 filed with the SEC on September 14, 2018).

10.1	Talos Energy Operating Company LLC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on September 5, 2018).

10.2

Form of Participation Agreement pursuant to the Talos Energy Operating Company LLC Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K filed with the SEC on September 5, 2018).

10.3

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.32 to Talos Energy Inc.’s Registration Statement on Form S-4 filed with the SEC on September 14, 2018).

10.4

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.33 to Talos Energy Inc.’s Registration Statement on Form S-4 filed with the SEC on September 14, 2018).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	November 5, 2018	By:	/s/ MICHAEL L. HARDING II
Michael L. Harding II
Executive Vice President, Principal Accounting Officer and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)