Form 10-Q
period 2019-03-31
TALOS ENERGY INC.
filed 2019-05-09
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non- accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	TALO	NYSE

As of May 2, 2019, the registrant had 54,155,805 shares of common stock, $0.01 par value per share, outstanding.

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

NYMEX. The New York Mercantile Exchange.

Proved reserves. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may”, “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects, geologic risk, drilling and other operating risks, well control risk, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, potential adverse reactions or competitive responses to the business combination between Talos Energy LLC and Stone Energy Corporation, the possibility that the anticipated benefits of such business combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, and the other risks discussed in “Part I, Item 1A. Risk Factors” of Talos Energy Inc.’s Annual Report for the year ended December 31, 2018.

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,725	$139,914
Restricted cash	1,252	1,248
Accounts receivable
Trade, net	87,193	103,025
Joint interest, net	31,905	20,244
Other	23,139	19,686
Assets from price risk management activities	9,655	75,473
Prepaid assets	27,553	38,911
Income tax receivable	9,115	10,701
Other current assets	3,112	7,644
Total current assets	238,649	416,846
Property and equipment:
Proved properties	3,774,531	3,629,430
Unproved properties, not subject to amortization	148,057	108,209
Other property and equipment	33,893	33,191
Total property and equipment	3,956,481	3,770,830
Accumulated depreciation, depletion and amortization	(1,784,196)	(1,719,609)
Total property and equipment, net	2,172,285	2,051,221
Other long-term assets:
Assets from price risk management activities	4,150	—
Other well equipment inventory	9,993	9,224
Operating lease assets	6,989	—
Other assets	7,873	2,695
Total assets	$2,439,939	$2,479,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,550	$51,019
Accrued liabilities	192,322	188,650
Accrued royalties	23,237	38,520
Current portion of long-term debt	448	443
Current portion of asset retirement obligations	65,884	68,965
Liabilities from price risk management activities	40,502	550
Accrued interest payable	21,077	10,200
Current portion of operating lease liabilities	1,276	—
Other current liabilities	17,285	22,071
Total current liabilities	424,581	380,418
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	665,935	654,861
Asset retirement obligations	325,139	313,852
Liabilities from price risk management activities	4,940	—
Operating lease liabilities	15,620	—
Other long-term liabilities	103,738	123,359
Total liabilities	1,539,953	1,472,490
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 54,155,805 and 54,155,768 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	542	542
Additional paid-in capital	1,336,216	1,334,090
Accumulated deficit	(436,772)	(327,136)
Total stockholders' equity	899,986	1,007,496
Total liabilities and stockholders' equity	$2,439,939	$2,479,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues and other:
Oil revenue	$155,679	$127,693
Natural gas revenue	14,447	12,723
NGL revenue	5,066	5,434
Other	3,521	—
Total revenue	178,713	145,850
Operating expenses:
Direct lease operating expense	40,829	24,915
Insurance	4,111	2,675
Production taxes	582	391
Total lease operating expense	45,522	27,981
Workover and maintenance expense	23,019	6,905
Depreciation, depletion and amortization	64,587	49,040
Accretion expense	9,607	4,760
General and administrative expense	17,609	8,580
Total operating expenses	160,344	97,266
Operating income	18,369	48,584
Interest expense	(25,218)	(19,742)
Price risk management activities expense	(109,579)	(51,976)
Other income	433	191
Loss before income taxes	(115,995)	(22,943)
Income tax benefit	6,359	—
Net loss	$(109,636)	$(22,943)

Net loss per common share:
Basic	$(2.02)	$(0.73)
Diluted	$(2.02)	$(0.73)
Weighted average common shares outstanding:
Basic	54,156	31,244
Diluted	54,156	31,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance at December 31, 2017	31,244,085	$312	$493,952	$(548,351)	$(54,087)
Cumulative effect adjustment	—	—	—	(325)	(325)
Equity based compensation	—	—	228	—	228
Net loss	—	—	—	(22,943)	(22,943)
Balance at March 31, 2018	31,244,085	$312	$494,180	$(571,619)	$(77,127)

Balance at December 31, 2018	54,155,768	$542	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	37	—	2,126	—	2,126
Net loss	—	—	—	(109,636)	(109,636)
Balance at March 31, 2019	54,155,805	$542	$1,336,216	$(436,772)	$899,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(109,636)	$(22,943)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	74,194	53,800
Amortization of deferred financing costs and original issue discount	1,188	377
Equity based compensation, net of amounts capitalized	1,259	103
Price risk management activities expense	109,579	51,976
Net cash paid on settled derivative instruments	(3,019)	(20,429)
Settlement of asset retirement obligations	(3,945)	(5,323)
Changes in operating assets and liabilities:
Accounts receivable	2,305	2,362
Other current assets	11,370	(1,417)
Accounts payable	(8,284)	(16,932)
Other current liabilities	(25,933)	(2,463)
Other non-current assets and liabilities, net	(7,956)	534
Net cash provided by operating activities	41,122	39,645
Cash flows from investing activities:
Exploration, development and other capital expenditures	(102,396)	(30,012)
Cash paid for acquisitions	(32,916)	—
Net cash used in investing activities	(135,312)	(30,012)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(109)	(24,977)
Proceeds from Bank Credit Facility	35,000	—
Repayment of Bank Credit Facility	(25,000)	—
Other deferred payments	(6,575)	—
Payments of finance lease	(3,311)	(3,547)
Net cash provided by (used in) financing activities	5	(28,524)

Net decrease in cash, cash equivalents and restricted cash	(94,185)	(18,891)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	141,162	33,433
Balance, end of period	$46,977	$14,542

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$134,722	$33,964
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$4,614	$10,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 — Formation and Basis of Presentation

Formation and Nature of Business

Talos Energy Inc. (“Talos,” the “Company,” “we,” “us” or “our”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing cash flows and long-term value through our operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico. As one of the largest public independent producers in the U.S. Gulf of Mexico, we leverage decades of geology, geophysics and offshore operations expertise towards the acquisition, exploration, exploitation and development of deep and shallow water assets in key geological trends that are present in many offshore basins around the world. Our activities offshore Mexico provide high impact exploration opportunities in an oil rich emerging basin.

Talos was formed in connection with the business combination between Talos Energy LLC and Stone Energy Corporation (“Stone”) that occurred on May 10, 2018, pursuant to which Talos Energy LLC and Stone became indirect wholly-owned subsidiaries of Talos Energy Inc.

Talos Energy LLC

Talos Energy LLC was formed in 2011 and commenced commercial operations on February 6, 2013. Prior to February 6, 2013, Talos Energy LLC had incurred certain general and administrative expenses associated with the start-up of its operations.

On February 3, 2012, Talos Energy LLC completed a transaction with certain funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which the Talos Energy LLC received a private equity capital commitment.

Stone Combination

On May 10, 2018 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Transaction Agreement, dated as of November 21, 2017 (the “Transaction Agreement”), pursuant to which, among other items, each of Stone, Talos Production LLC and Talos Energy LLC became wholly-owned subsidiaries of the Company (the “Stone Combination”). Concurrently with the consummation of the Transaction Agreement, the Company consummated the transactions contemplated by that certain Exchange Agreement, dated as of November 21, 2017 (the “Exchange Agreement”) pursuant to which (i) the Apollo Funds and Riverstone Funds contributed $102.0 million in aggregate principal amount of 9.75% Senior Notes due 2022 (“9.75% Senior Notes”) issued by Talos Production LLC and Talos Production Finance, Inc. (together, “Talos Issuers”) to the Company in exchange for an aggregate of 2,874,049 shares of Talos common stock; (ii) the holders of second lien bridge loans (“11.00% Bridge Loans”) exchanged such 11.00% Bridge Loans for $172.0 million aggregate principal amount of 11.00% Second-Priority Senior Secured Notes due 2022 of the Talos Issuers (“11.00% Senior Secured Notes”) and (iii) certain holders of 7.50% Senior Secured Notes due 2022 issued by Stone (“7.50% Stone Senior Notes”) exchanged such notes for $137.4 million aggregate principal amount of 11.00% Senior Secured Notes. Prior to the Closing Date, the Company did not conduct any material activities other than those incident to its formation and the matters contemplated by the Transaction Agreement. See Note 2 – Acquisitions for further details regarding the Stone Combination.

Substantially concurrent therewith, the Company consummated an exchange offer and consent solicitation, pursuant to which other holders of the 7.50% Stone Senior Notes exchanged their 7.50% Stone Senior Notes for 11.00% Senior Secured Notes and a cash payment. Approximately $81.5 million in aggregate principal amount of the 7.50% Stone Senior Notes were validly tendered, and approximately $6.1 million in aggregate principal amount of 7.50% Stone Senior Notes remained outstanding as of the Closing Date.

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. All intercompany transactions have been eliminated. The unaudited financial statements reflect all adjustments which are of a normal, recurring nature and are necessary to fairly present the financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the expected results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. The unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”).

Talos Energy LLC was considered the accounting acquirer in the Stone Combination under GAAP. Accordingly, the historical financial and operating data of Talos Energy Inc., which covers periods prior to the Closing Date, reflects the assets, liabilities and results of operations of Talos Energy LLC and does not reflect the assets, liabilities and results of operations of Stone. For the periods prior to May 10, 2018, the Company retrospectively adjusted its Statements of Changes in Stockholders’ Equity and the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination. Beginning on May 10, 2018, common stock is presented to reflect the legal capital of Talos Energy Inc.

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

The Company has one reportable segment, exploration and production of oil and natural gas. Substantially all of the Company’s proved reserves and production sales are related to the Company’s operations in the U.S.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “Talos,”  the “Company,” “we,” “us,” or “our” refer to Talos Energy Inc. and its wholly-owned subsidiaries.

Recently Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2016-02, Leases (“Topic 842”) requiring an entity to recognize a right-of-use asset representing the right to use an underlying asset for the lease term and a lease liability representing the obligation associated with future lease payments for virtually all leases. The pattern of expense recognition in the income statement is dependent on lease classification as finance or operating. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. However, Topic 842 does not apply to leases of mineral rights.

On January 1, 2019, the Company adopted Topic 842, using the modified retrospective approach, which does not require an adjustment to comparative-period financial statements. As such, results for reporting periods beginning January 1, 2019 are presented in accordance with Topic 842, while prior period amounts are reported in accordance with previous lease accounting treatment. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other items, allowed Talos not to reassess whether expired or existing contracts, including land easements, contain a lease or reassess the classification and indirect costs associated with existing or expired leases. On the January 1, 2019 adoption date, the Company recorded a right-of-use asset of approximately $7.3 million and corresponding lease liability of $16.9 million representing the present value of its future operating lease payments. Upon the adoption of Topic 842, lease incentives are presented as a reduction to the right-of-use asset resulting in the difference between the right-of-use asset and lease liability. Adoption of this standard did not require an adjustment to retained earnings and did not impact the condensed consolidated statements of operations, condensed consolidated statements of cash flows or condensed consolidated statements of changes in stockholders’ equity. See Note 4 – Leases for further information.

Note 2 — Acquisitions

Asset Acquisitions

Each of the acquisitions below qualified as an asset acquisition that requires, among other items, that the cost of the assets acquired and liabilities assumed be recognized on the balance sheet by allocating the asset cost on a relative fair value basis. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired and any contingent consideration is recognized as the contingency is resolved.

Acquisition of Gunflint Field

On January 11, 2019, the Company completed the acquisition of an approximate 9.6% non-operated working interest in the Gunflint Field located in the Mississippi Canyon area (the “Gunflint Acquisition”) from Samson Offshore Mapleleaf, LLC for $29.6 million ($27.9 million after customary purchase price adjustments).

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on January 11, 2019 (in thousands):

Property and equipment	$28,912
Asset retirement obligations	(996)
Allocated purchase price	$27,916

Acquisition of Whistler Energy II, LLC

On August 31, 2018, the Company completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Funds (the “Whistler Acquisition”), for $52.6 million ($14.8 million, net of $37.8 million of cash acquired). The $37.8 million of cash acquired consists of $30.8 million of cash collateral posted by Whistler released by third party surety companies at closing and $7.0 million of cash on hand for working capital purposes. Through the acquisition, the Company acquired and assumed all of Whistler’s oil and natural gas assets and the associated asset retirement obligations for interests located in Green Canyon Block 18, Green Canyon Block 69 and Ewing Bank Block 988, including a fixed production platform on Green Canyon Block 18.

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

Business Combinations

Acquisitions qualifying as a business combination are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet at their fair values as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation.

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

The purchase price of $732.0 million is based on the closing price of Stone common stock and common warrants immediately prior to closing. The following table summarizes the purchase price (in thousands, except per share data):

Stone common stock - issued and outstanding as of May 9, 2018	20,038
Stone common stock price	$35.49
Common stock value	$711,149

Stone common stock warrants - issued and outstanding as of May 9, 2018	3,528
Stone common stock warrants price	$5.90
Common stock warrants value	$20,815
Total purchase price	$731,964

While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the fair value analysis related to oil and natural gas properties acquired by Stone prior to the Closing Date. The Company anticipates finalizing the determination of the fair values by May 10, 2019.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 10, 2018 and March 31, 2019, including the associated measurement period adjustments (in thousands):

	May 10, 2018	Adjustments	March 31, 2019
Current assets(1)	$377,155	$(3,291)	$373,864
Property and equipment	876,500	8,313	884,813
Other long-term assets	18,928	—	18,928
Current liabilities	(130,121)	(1,467)	(131,588)
Long-term debt	(235,416)	—	(235,416)
Other long-term liabilities	(175,082)	(3,555)	(178,637)
Allocated purchase price	$731,964	$—	$731,964

(1)

Includes $293.0 million of cash acquired. The fair values of current assets acquired includes trade receivables and joint interest receivables of $43.3 million and $3.5 million, respectively, which the Company expects all to be realizable.

Revenue and net income attributable to the assets acquired in the Stone Combination during the three months ended March 31, 2019 was $102.6 million and $49.3 million, respectively.

Pro Forma Financial Information (Unaudited)

The following supplemental pro forma information (in thousands, except per common share amounts), presents the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 as if the Stone Combination had occurred on January 1, 2018. The unaudited pro forma information was derived from historical combined statements of operations of the Company and Stone and adjusted to include (i) depletion and accretion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect the debt transactions contemplated by the Exchange Agreement and (iii) general and administrative expense adjusted for transaction related costs incurred. This information does not purport to be indicative of results of operations that would have occurred had the Stone Combination occurred on January 1, 2018, nor is such information indicative of any expected future results of operations.

	Three Months Ended March 31,
	2019	2018
	(As reported)	(Pro Forma)
Revenue	$178,713	$227,199
Net loss	$(109,636)	$(5,515)
Basic and diluted net loss per common share	$(2.02)	$(0.10)

Note 3 — Property, Plant and Equipment

Proved Properties. The Company’s interests in proved oil and natural gas properties are located primarily in the U.S. Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

At March 31, 2019, the Company’s ceiling test computation of its U.S. oil and natural gas properties was based on SEC pricing of $67.60 per Bbl of oil, $3.00 per Mcf of natural gas and $30.24 per Bbl of NGLs. During the three months ended March 31, 2019 and 2018, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties.

Unproved Properties. Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the U.S. Gulf of Mexico federal lease sales, certain geological and geophysical costs, costs associated with certain exploratory wells in progress and capitalized interest. Unproved properties also include costs associated with the two blocks (Block 2 and Block 7) awarded on September 4, 2015 to the Company together with Sierra Oil & Gas S. de R.L de C.V. (“Sierra”) and Premier Oil Plc (“Premier,” and together with the Company and Sierra), the (“Consortium”), located in the shallow waters off the coast of Mexico’s Veracruz and Tabasco states, by the National Hydrocarbons Commission (“CNH”), Mexico’s upstream regulator. During any period in which unproved properties are assessed as proved or impaired, the associated costs are transferred to the full cost pool and are subject to amortization.

In September 2018, the Company entered into a transaction (the “Hokchi Cross Assignment”) with Hokchi Energy, S.A. de C.V. (“Hokchi”), a subsidiary of Pan American Energy (“PAE”), to cross assign 25% participation interests (“PIs”) in Block 2 and Block 31. The Company’s assignment of a 25% PI in Block 2 to Hokchi closed on December 21, 2018, and Hokchi has assumed operator responsibilities with respect to Block 2. Hokchi’s assignment of Block 31 to the Company will be completed upon final approval by the CNH. In addition, Premier exercised its option to reduce its PI in Block 2 to zero and assign a 5% PI to each of Sierra and the Company. Upon completion of the Hokchi Cross Assignment, the Company will own a 25% PI in each of Block 2 and Block 31, and Hokchi will be the operator of both blocks.

Capitalized Overhead. General and administrative expense in the Company’s financial statements is reflected net of capitalized overhead. The Company capitalizes overhead costs directly related to exploration, acquisition and development activities. Capitalized overhead for the three months ended March 31, 2019 and 2018, was $6.6 million and $3.0 million, respectively.

Asset Retirement Obligations

The discounted asset retirement obligations included “Current portion of asset retirement obligations” and “Asset retirement obligations” on the condensed consolidated balance sheets and the changes to that liability during the three months ended March 31, 2019 were as follows (in thousands):

Asset retirement obligations at January 1, 2019	$382,817
Fair value of asset retirement obligations assumed	996
Obligations settled	(3,945)
Accretion expense	9,607
Obligations incurred	554
Changes in estimate	994
Asset retirement obligations at March 31, 2019	$391,023
Less: Current portion	65,884
Long-term portion	$325,139

Note 4 — Leases

The Company enters into service contracts and other contractual arrangements for the use of office space, drilling, completion and abandonment equipment (e.g. drilling rigs, etc.), production related equipment (i.e. compressors, etc.) and other equipment from third-party lessors to support its operations. The Company’s leasing activities as a lessor are negligible. At inception, contracts are reviewed to determine whether the agreement contains a lease. Contracts are considered a lease when the arrangement either explicitly or implicitly conveys the right to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. In order to obtain control, the lessee must obtain substantially all of the economic benefits for the use of the identified asset and have the right to direct the use of the identified asset. To the extent an arrangement is determined to include a lease, it is classified as either an operating or a finance lease, which dictates the pattern of expense recognition in the income statement. The Company has elected to not apply the recognition requirements of Topic 842 to leases with durations of twelve months or less (i.e. short-term).

Upon commencement of a lease, a right-of-use asset and corresponding lease liability are recorded on the consolidated balance sheet for all leases, regardless of classification. The right-of-use asset is initially measured as the lease liability adjusted for any payments made prior to commencement, including any initial direct costs incurred and incentives received. Lease liabilities are initially measured at the present value of future minimum lease payments, excluding variable lease payments, over the lease term. Variable lease payments include changes in index rates, mobilization and demobilization costs related to oil and gas equipment and certain reimbursable costs associated with office and building leases are recognized when incurred. The discount rate used to determine present value is the rate implicit in the lease unless the rate cannot be determined, in which case the incremental borrowing rate is used. The incremental borrowing rate reflects the estimated rate of interest the Company would pay to borrow over a similar term an amount equal to the lease payments on a collateralized basis in a similar economic environment.

The Company has elected to account for lease and non-lease components in its contracts as a single lease component for all asset classes. Lease agreements may include options to renew the lease, terminate the lease or purchase the underlying asset. The Company determines the lease term at lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when such an option is reasonably certain to be exercised. Factors used to assess reasonable certainty of rights to extend or terminate a lease include current and forecasted drillings plans, anticipated changes in development strategies, historical practice in extending similar contracts and current market conditions.

On August 2, 2016, the Company executed a seven-year lease agreement for the use of the Helix Producer 1 (“HP-1”), a dynamically positioned floating production facility that interconnects with the Phoenix Field through a production buoy. Under the terms of the agreement, the Company paid Helix a $49.0 million annual fixed demand charge for the first two years and $45.0 million thereafter.

Prior to implementation, the agreement with Helix was accounted for as a capital lease under Topic 840. The Company initially recorded a capital lease asset and liability of $124.3 million on its consolidated balance sheet at lease inception. As the HP-1 is utilized in the Company’s oil and natural gas development activities, the capital lease asset was included within proved property and depleted as part of the full cost pool. As of December 31, 2018, the balance of the capital lease obligation on the consolidated balance sheet was $93.6 million, of which $14.1 million is included in other current liabilities and $79.5 million is included in other long-term liabilities. Upon adoption of Topic 842, the HP-1 capital lease was classified as a finance lease resulting in no change to the amounts recognized on the condensed consolidated balance sheet.

The Company has operating leases expiring at various dates, principally for office space, drilling rigs, compressors and other equipment necessary to support the Company’s operations. Operating leases are reflected as operating lease assets, current portion of operating lease liabilities and operating lease liabilities on the condensed consolidated balance sheet. The Company’s operating lease liabilities recognized on the balance sheet as of March 31, 2019 was $16.9 million. Costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying asset is utilized.

Presented below are disclosures required by Topic 842. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. The Company’s share of these costs are included in property and equipment, lease operating expense or general and administrative expense, as applicable. The components of lease cost were as follows (in thousands):

March 31, 2019
Finance lease cost - interest on lease liabilities(1)	$4,994
Operating lease cost, excluding short-term leases(2)	763
Short-term lease cost(3)	36,609
Variable lease cost(4)	2
Total lease cost	$42,368

(1)

The HP-1 is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserved using the unit-of-production method, computed quarterly.

(2)	Operating lease cost reflect a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis.
(3)

Short-term lease costs are reported at gross amounts and primarily represent costs incurred for drilling rigs, most of which are short-term contracts not recognized as a right-of-use asset and lease liability on the balance sheet.

(4)	Variable lease costs primarily represent differences between minimum payment obligations and actual operating charges incurred by the Company related to its long-term leases.

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and lability, adjusted for initial direct costs and incentives are as follows (in thousands):

March 31, 2019
Operating Leases:
Operating lease assets	$6,989

Current portion of operating leases	$1,276
Operating lease liabilities	15,620
Total operating lease liabilities	$16,896

Finance Leases:
Proved property (1)	$124,299

Other current liabilities	$14,871
Other long-term liabilities	75,486
Total finance lease liabilities	$90,357

(1)

The HP-1 is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserves using the unit-of-production method, computed quarterly.

Minimum future commitments by year for the Company’s leases as of March 31, 2019 are presented in the table below (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$1,358	$24,943
2020	2,694	33,257
2021	3,447	33,257
2022	3,658	33,257
2023	3,583	13,857
Thereafter	15,218	—
Total lease payments	$29,958	$138,571
Less imputed interest	(13,062)	(48,214)
Total	$16,896	$90,357

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	4 years
Weighted Average Discount Rate
Operating leases	11.6%
Finance leases	21.9%

Below is the table related to the disclosure of supplemental cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

Operating cash outflow from finance leases	$4,994
Investing cash outflow from finance leases	$3,311
Operating cash outflow from operating leases	$453

Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (since adoption)	$613

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$381,863	$402,865	$381,229	$362,168
7.50% Senior Secured Notes – due May 2022	$6,060	$5,272	$6,060	$5,151
Bank Credit Facility – due May 2022(1)	$268,001	$275,000	$257,448	$265,000
Oil and Natural Gas Derivatives	$(31,637)	$(31,637)	$74,923	$74,923

(1)	The carrying amounts are net of discount and deferred financing costs.

As of March 31, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022. The $390.9 million aggregate principal amount of 11.00% Senior Secured Notes are reported on the condensed consolidated balance sheet as of March 31, 2019 at their carrying value, net of original issue discount and deferred financing costs (see Note 6 – Debt). The fair value of the 11.00% Senior Secured Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Secured Notes – due May 2022. The $6.1 million aggregate principal amount of 7.50% Stone Senior Notes are reported on the condensed consolidated balance sheet as of March 31, 2019 at their carrying value (see Note 6 – Debt). The fair value of the 7.50% Stone Senior Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – due May 2022. In May 2018, in conjunction with the Stone Combination, the Company and Talos Production LLC, our wholly-owned subsidiary, executed a new bank credit facility with an initial borrowing base of $600.0 million (the “Bank Credit Facility”) which is reported on the condensed consolidated balance sheet as of March 31, 2019 at its carrying value net of deferred financing costs (see Note 6 – Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, commodity derivatives are recorded on the condensed consolidated balance sheets at fair value with settlements of such contracts, and changes in the unrealized fair value, recorded as “Price risk management activities income (expense)” on the condensed consolidated statements of operations in each period.

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Price risk management activities expense(1)	$(109,579)	$(51,976)

(1)	The Company paid $3.0 million and $20.4 million in net cash settlements for the three months ended March 31, 2019 and 2018, respectively.

The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts as of March 31, 2019:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
Apr 2019 - Dec 2019	Swap	27,678	$56.13	$—	$—
Jan 2020 - Dec 2020	Swap	3,746	$57.07	$—	$—
Jan 2020 - Dec 2020	Collar	3,000	$—	$55.00	$60.64
Natural Gas – Henry Hub NYMEX:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
Apr 2019 - Dec 2019	Swap	40,887	$2.88	$—	$—
Jan 2020 - Dec 2020	Swap	8,702	$3.07	$—	$—

Subsequent events. The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts entered into subsequent to March 31, 2019, which are not reflected in the table above:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
Oct 2019 - Dec 2019	Swap	2,000	$64.40	$—	$—
Jan 2020 - Mar 2020	Swap	5,000	$60.54	$—	$—
Jan 2020 - Dec 2020	Collar	1,000	$—	$55.00	$64.40

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

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$13,805	$—	$13,805
Liabilities:
Oil and natural gas derivatives	—	(45,442)	—	(45,442)
Total net liability	$—	$(31,637)	$—	$(31,637)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$75,473	$—	$75,473
Liabilities:
Oil and natural gas derivatives	—	(550)	—	(550)
Total net asset	$—	$74,923	$—	$74,923

Financial Statement Presentation. Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis on its condensed consolidated balance sheets. On derivative contracts recorded as assets in the table below, the Company is exposed to the risk that the counterparties may not perform. The following table presents the fair value of derivative financial instruments at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$9,655	$40,502	$75,473	$550
Non-current	4,150	4,940	—	—
Total	$13,805	$45,442	$75,473	$550

Credit Risk. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. The Company’s assets and liabilities from commodity price risk management activities at March 31, 2019 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and seven of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

Description	March 31, 2019	December 31, 2018
11.00% Second-Priority Senior Secured Notes – due April 2022	$390,868	$390,868
7.50% Senior Secured Notes – due May 2022	6,060	6,060
Bank Credit Facility – due May 2022	275,000	265,000
4.20% Building Loan – due November 2030	10,459	10,567
Total debt, before discount and deferred financing cost	682,387	672,495
Discount and deferred financing cost	(16,004)	(17,191)
Total debt, net of discount and deferred financing cost	$666,383	$655,304
Less: current portion of long-term debt	(448)	(443)
Long-term debt, net of discount and deferred financing costs	$665,935	$654,861

11.00% Second-Priority Senior Secured Notes – due April 2022. The 11.00% Senior Secured Notes were issued pursuant to an indenture dated May 10, 2018. The 11.00% Senior Secured Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2019, the Company may, at its option, redeem all or a portion of the 11.00% Senior Secured Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 11.00% Senior Secured Notes at redemption prices decreasing annually from 105.5% to 100.0% plus accrued and unpaid interest.

The indenture governing the 11.00% Senior Secured Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Senior Secured Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at March 31, 2019.

7.50% Senior Secured Notes – due May 2022.  The 7.50% Stone Senior Notes represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Senior Secured Notes and thus remain outstanding. As a result, substantially all of the restrictive covenants relating to the 7.50% Stone Senior Notes have been removed and collateral securing the 7.50% Stone Senior Notes has been released. The 7.50% Stone Senior Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. Prior to May 31, 2020, the Company may, at its option, redeem all or a portion of the 7.50% Stone Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 7.50% Stone Senior Notes at redemption prices decreasing annually from 105.625% to 100.0% plus accrued and unpaid interest.

Bank Credit Facility – due May 2022. The Company and Talos Production LLC, our wholly-owned subsidiary, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022.

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

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On November 16, 2018 the borrowing base was increased from $600.0 million to $850.0 million. However, the Company elected to maintain the $600.0 million commitment based upon its current liquidity needs. The next redetermination is expected to occur during the second quarter of 2019.

As of March 31, 2019, the Company’s borrowing base was set at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. On March 29, 2019, the Company repaid $25.0 million of the Bank Credit Facility. The Company was in compliance with all debt covenants at March 31, 2019. As of March 31, 2019, the Bank Credit Facility had approximately $309.8 million of undrawn commitments (taking into account $15.2 million letters of credit and $275.0 million drawn from the Bank Credit Facility).

Subsequent event. During April 2019, the Company borrowed $40.0 million for general corporate purposes.

Building Loan – due November 2030. In connection with the Stone Combination, the Company assumed Stone’s 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. As of March 31, 2019, the outstanding balance under the Building Loan totaled $10.5 million. The Building Loan is collateralized by the Company’s two office buildings in Lafayette, Louisiana. Under the financial covenants of the Building Loan, the Company must maintain a ratio of EBITDA to Net Interest Expense of not less than 2.00 to 1.00. In addition, the Building Loan contains certain customary restrictions or requirements with respect to change of control and reporting responsibilities. The Company was in compliance with all covenants under the Building Loan as of March 31, 2019.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Talos Energy Inc. Long Term Incentive Plan

Under the Talos Energy Inc. Long Term Incentive Plan (the “LTIP”), the Company may issue, subject to Board approval, grants of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards or any combination of the foregoing to employees, directors and consultants. The LTIP authorizes the Company to grant awards of up to 5,415,576 shares of the Company’s common stock.

Restricted Stock Units. During the three months ended March 31, 2019, the Company granted 673,617 RSUs under the LTIP to employees and non-employees. The following table summarizes RSU activity for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	138,704	$33.85
Granted	673,617	$24.33
Vested	—	$—
Forfeited	(238)	$32.86
Unvested RSUs at March 31, 2019	812,083	$25.96

Performance Stock Units. During the three months ended March 31, 2019, the Company granted 190,972 PSUs under the LTIP to employees. The following table summarizes PSU activity for the three months ended March 31, 2019:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	231,542	$44.47
Granted	190,972	$32.44
Vested	—	$—
Forfeited	(476)	$42.94
Unvested PSUs at March 31, 2019	422,038	$39.03

The grant date fair value of the PSUs granted during the three months ended March 31, 2019, calculated using a Monte Carlo simulation, was $6.2 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted on March 5, 2019:

Grant Date Monte Carlo Assumptions
Number of simulations	100,000
Expected term (in years)	2.8
Expected volatility	46.9%
Risk-free interest rate	2.5%
Dividend yield	—%

Share-based Compensation Expense, net

Share-based compensation expense is reflected as “General administrative expense,” net amounts capitalized to oil and gas properties in the consolidated statement of operations. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash used in or provided by operating activities in the condensed consolidated statement of cash flows. For the three months ended March 31, 2019 and 2018, share-based compensation expense was $1.3 million and $0.3 million, net of $1.0 million and $0.2 million of capitalization, respectively.

Note 8 — Income Taxes

Prior to the Stone Combination in May of 2018, Talos Energy LLC was a partnership for U.S. federal income tax purposes and was not subject to U.S. federal income tax or state income tax (in most states) at the entity level. As such, Talos Energy LLC did not recognize U.S. federal income tax expense or state income tax expense in most states. Talos Energy LLC’s operations in the shallow waters off the coast of Mexico were conducted under a different legal form and are subject to foreign income taxes.

For the three months ended March 31, 2019, the Company recognized income tax benefit of $6.4 million for an effective tax rate of 5.48%. The difference between the Company’s effective tax rate of 5.48% and federal statutory income tax rate of 21% is primarily due to a reduction to the valuation allowance.  For the three months ended March 31, 2018, the Company’s effective tax rate differed from the federal statutory rate of 21% because the Company was not subject to U.S. federal or state taxation as a partnership and the Company’s Mexico operations did not incur a material income tax expense.

The Company evaluates and updates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of the Company’s actual earnings compared to annual projections, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The quarterly income tax provision is generally comprised of tax expense on income or benefit on loss at the most recent estimated annual effective tax rate.  The tax effect of discrete items are recognized in the period in which they occur at the applicable statutory rate.

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future.  The realization of deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.  When assessing the need for a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of them will not be realized.  As of December 31, 2018, the Company had a valuation allowance related to federal, state and foreign deferred tax assets.

Note 9 — Loss Per Share

Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Except when the effect would be antidilutive, diluted earnings per share include the impact of RSUs, PSUs and outstanding warrants.

The following table presents the computation of basic and diluted earnings per share for Talos Energy Inc. (in thousands except for per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(109,636)	$(22,943)
Weighted average common shares outstanding — basic	54,156	31,244
Weighted average common shares outstanding — diluted	54,156	31,244
Net loss per common share:
Basic	$(2.02)	$(0.73)
Diluted	$(2.02)	$(0.73)
Potentially issuable shares	4,762	3,528
Anti-dilutive potentially issuable securities excluded from diluted common shares	4,762	3,528

For the periods prior to May 10, 2018, the Company retrospectively adjusted the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination. There is no impact for the three months ended March 31, 2018 on diluted earnings per common share from the RSUs, PSUs and outstanding warrants as these instruments did not exist throughout such periods.

Note 10 — Related Party Transactions

Whistler Acquisition. On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of March 31, 2019 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made or to be made post-closing. See additional details in Note 2 – Acquisitions.

Equity Registration Rights Agreement. On the Closing Date, the Company entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) with each of the Apollo Funds, Riverstone Funds, Franklin Advisers, Inc. (“Franklin”) and MacKay Shields LLC (“MacKay Shields”) relating to the registered resale of the Company’s common stock owned by such parties as of Closing. The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and commissions or similar charges.  Fees incurred by the Company in conjunction with the Equity Registration Rights Agreement were $0.6 million for the three months ended March 31, 2019.

Legal Fees. The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, our Executive Vice President and General Counsel and one of the Company’s executive officers, is a partner at Vinson & Elkins L.L.P. For the three months ended March 31, 2019 and 2018, we incurred fees of approximately $1.1 million and $1.1 million, respectively, of which $1.6 million and $4.9 million were payable at each respective balance sheet date for legal services performed by Vinson & Elkins L.L.P.

Service Fee Agreement. Talos Energy LLC entered into service fee agreements with Apollo Funds and Riverstone Funds for the provision of certain management consulting and advisory services. Under each agreement, the Company paid a fee equal to the higher of (i) a certain percentage of earnings before interest, income taxes, depletion, depreciation and amortization and (ii) a fixed fee payable quarterly, provided, however, such fees did not exceed in each case $0.5 million, in aggregate, for any calendar year. For the three months ended March 31, 2019 and 2018, the Company incurred approximately nil and $0.1 million, respectively, for these services. These fees are recognized in “General and administrative expense” on the condensed consolidated statements of operations. In connection with the Stone Combination on May 10, 2018, the Service Fee Agreement was terminated.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of March 31, 2019, the Company had secured performance bonds totaling approximately $649.0 million. As of March 31, 2019, the Company had $15.2 million in letters of credit issued under its Bank Credit Facility.

Legal Proceedings

The Company is named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on its financial condition.

Note 12 — Condensed Consolidating Financial Information

The Company owns no operating assets, has no operations independent of its subsidiaries and owns 100% of the Talos Issuers. The Talos Issuers issued 11.00% Senior Secured Notes on May 10, 2018, which are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its 100% owned subsidiaries (“Guarantors”) on a senior unsecured basis. Certain of the Company’s subsidiaries which are accounted for on a consolidated basis do not guarantee the 11.00% Senior Secured Notes (“Non-Guarantors”).

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,916	$7,106	$15,703	$—	$45,725
Restricted cash	—	—	1,252	—	—	1,252
Accounts receivable, net
Trade, net	—	—	87,193	—	—	87,193
Joint interest, net	—	—	17,186	14,719	—	31,905
Other	—	361	10,708	12,070	—	23,139
Assets from price risk management activities	—	9,655	—	—	—	9,655
Prepaid assets	—	1,011	26,506	36	—	27,553
Income tax receivable	—	—	9,115	—	—	9,115
Other current assets	—	—	3,112	—	—	3,112
Total current assets	—	33,943	162,178	42,528	—	238,649
Property and equipment:
Proved properties	—	—	3,774,531	—	—	3,774,531
Unproved properties, not subject to amortization	—	—	75,806	72,251	—	148,057
Other property and equipment	—	21,251	12,440	202	—	33,893
Total property and equipment	—	21,251	3,862,777	72,453	—	3,956,481
Accumulated depreciation, depletion and amortization	—	(8,959)	(1,775,221)	(16)	—	(1,784,196)
Total property and equipment, net	—	12,292	2,087,556	72,437	—	2,172,285
Other long-term assets:
Assets from price risk management activities	—	4,150	—	—	—	4,150
Other well equipment inventory	—	—	9,993	—	—	9,993
Leased assets	—	1,455	3,774	1,760	—	6,989
Investments in subsidiaries	897,140	1,582,202	—	—	(2,479,342)	—
Other assets	5,459	364	1,978	72	—	7,873
Total assets	$902,599	$1,634,406	$2,265,479	$116,797	$(2,479,342)	$2,439,939
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$271	$4,642	$31,799	$25,838	$—	$62,550
Accrued liabilities	—	5,139	170,239	16,944	—	192,322
Accrued royalties	—	—	23,237	—	—	23,237
Current portion of long-term debt	—	—	448	—	—	448
Current portion of asset retirement obligations	—	—	65,884	—	—	65,884
Liabilities from price risk management activities	—	40,502	—	—	—	40,502
Accrued interest payable	—	20,925	152	—	—	21,077
Leases liabilities	—	—	755	521	—	1,276
Other current liabilities	—	—	17,285	—	—	17,285
Total current liabilities	271	71,208	309,799	43,303	—	424,581
Long-term debt, net of discount and deferred financing costs	—	649,864	16,071	—	—	665,935
Asset retirement obligations	—	—	325,139	—	—	325,139
Liabilities from price risk management activities	—	4,940	—	—	—	4,940
Long-term leased liabilities	—	11,254	3,041	1,325	—	15,620
Other long-term liabilities	2,342	—	100,709	687	—	103,738
Total liabilities	2,613	737,266	754,759	45,315	—	1,539,953
Commitments and Contingencies (Note 11)
Stockholders' equity (deficit)	899,986	897,140	1,510,720	71,482	(2,479,342)	899,986
Total liabilities and stockholders' equity (deficit)	$902,599	$1,634,406	$2,265,479	$116,797	$(2,479,342)	$2,439,939

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2018

(In thousands)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,541	$100,801	$25,572	$—	$139,914
Restricted cash	—	—	1,248	—	—	1,248
Accounts receivable, net
Trade, net	—	—	103,025	—	—	103,025
Joint interest, net	—	—	15,870	4,374	—	20,244
Other	—	3,100	9,566	7,020	—	19,686
Assets from price risk management activities	—	75,473	—	—	—	75,473
Prepaid assets	—	1,225	37,639	47	—	38,911
Income tax receivable	—	—	10,701	—	—	10,701
Other current assets	—	—	7,644	—	—	7,644
Total current assets	—	93,339	286,494	37,013	—	416,846
Property and equipment:
Proved properties	—	—	3,629,430	—	—	3,629,430
Unproved properties, not subject to amortization	—	—	63,104	45,105	—	108,209
Other property and equipment	—	20,670	12,440	81	—	33,191
Total property and equipment	—	20,670	3,704,974	45,186	—	3,770,830
Accumulated depreciation, depletion and amortization	—	(8,310)	(1,711,288)	(11)	—	(1,719,609)
Total property and equipment, net	—	12,360	1,993,686	45,175	—	2,051,221
Other long-term assets:
Other well equipment inventory	—	—	9,224	—	—	9,224
Investments in subsidiaries	1,011,359	1,560,922	—	—	(2,572,281)	—
Other assets	—	364	2,258	73	—	2,695
Total assets	$1,011,359	$1,666,985	$2,291,662	$82,261	$(2,572,281)	$2,479,986
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$144	$1,242	$42,736	$6,897	$—	$51,019
Accrued liabilities	—	4,995	159,491	24,164	—	188,650
Accrued royalties	—	—	38,520	—	—	38,520
Current portion of long-term debt	—	—	443	—	—	443
Current portion of asset retirement obligations	—	—	68,965	—	—	68,965
Liabilities from price risk management activities	—	550	—	—	—	550
Accrued interest payable	—	10,162	38	—	—	10,200
Other current liabilities	—	—	22,071	—	—	22,071
Total current liabilities	144	16,949	332,264	31,061	—	380,418
Long-term debt, net of discount and deferred financing costs	—	638,677	16,184	—	—	654,861
Asset retirement obligations	—	—	313,852	—	—	313,852
Other long-term liabilities	3,719	—	119,432	208	—	123,359
Total liabilities	3,863	655,626	781,732	31,269	—	1,472,490
Commitments and Contingencies (Note 11)
Stockholders' equity (deficit)	1,007,496	1,011,359	1,509,930	50,992	(2,572,281)	1,007,496
Total liabilities and stockholders' equity (deficit)	$1,011,359	$1,666,985	$2,291,662	$82,261	$(2,572,281)	$2,479,986

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$155,679	$—	$—	$155,679
Natural gas revenue	—	—	14,447	—	—	14,447
NGL revenue	—	—	5,066	—	—	5,066
Other revenue			3,521			3,521
Total revenue	—	—	178,713	—	—	178,713
Operating expenses:
Direct lease operating expense	—	—	40,829	—	—	40,829
Insurance	—	—	4,111	—	—	4,111
Production taxes	—	—	582	—	—	582
Total lease operating expense	—	—	45,522	—	—	45,522
Workover and maintenance expense	—	—	23,019	—	—	23,019
Depreciation, depletion and amortization	—	72	64,510	5	—	64,587
Accretion expense	—	—	9,607	—	—	9,607
General and administrative expense	337	8,606	8,775	(109)	—	17,609
Total operating (income) expenses	337	8,678	151,433	(104)	—	160,344
Operating income (loss)	(337)	(8,678)	27,280	104	—	18,369
Interest expense	—	(16,572)	(8,518)	(128)	—	(25,218)
Price risk management activities expense	—	(109,579)	—	—	—	(109,579)
Other income (expense)	—	81	471	(119)	—	433
Income tax expense	6,837	—	(2)	(476)	—	6,359
Equity earnings from subsidiaries	(116,136)	18,612	—	—	97,524	—
Net income (loss)	$(109,636)	$(116,136)	$19,231	$(619)	$97,524	$(109,636)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$127,693	$—	$—	$127,693
Natural gas revenue	—	—	12,723	—	—	12,723
NGL revenue	—	—	5,434	—	—	5,434
Total revenue	—	—	145,850	—	—	145,850
Operating expenses:
Direct lease operating expense	—	—	24,915	—	—	24,915
Insurance	—	—	2,675	—	—	2,675
Production taxes	—	—	391	—	—	391
Total lease operating expense	—	—	27,981	—	—	27,981
Workover and maintenance expense	—	—	6,905	—	—	6,905
Depreciation, depletion and amortization	—	341	48,698	1	—	49,040
Accretion expense	—	—	4,760	—	—	4,760
General and administrative expense	—	4,945	3,362	273	—	8,580
Total operating (income) expenses	—	5,286	91,706	274	—	97,266
Operating income (loss)	—	(5,286)	54,144	(274)	—	48,584
Interest expense	—	(12,228)	(7,066)	(448)	—	(19,742)
Price risk management activities expense	—	(49,247)	(2,729)	—	—	(51,976)
Other income (expense)	—	150	(47)	88	—	191
Equity earnings (loss) from subsidiaries	—	43,668	—	—	(43,668)	—
Net income (loss)	$—	$(22,943)	$44,302	$(634)	$(43,668)	$(22,943)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(207)	$(9,279)	$72,999	$(22,391)	$—	$41,122
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,036)	(94,144)	(7,216)	—	(102,396)
Cash received for acquisitions	—	—	(32,916)	—	—	(32,916)
Investments in subsidiaries	—	(441,484)	—	—	441,484	—
Distributions from subsidiaries	—	451,174	—	—	(451,174)	—
Net cash provided by (used in) investing activities	—	8,654	(127,060)	(7,216)	(9,690)	(135,312)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	—	(109)	—	—	(109)
Proceeds from Bank Credit Facility	—	35,000	—	—	—	35,000
Repayment of Bank Credit Facility	—	(25,000)	—	—	—	(25,000)
Other deferred payments	—	—	(6,575)	—	—	(6,575)
Payments of capital lease	—	—	(3,311)	—	—	(3,311)
Capital contributions	207	—	421,277	20,000	(441,484)	—
Distributions to subsidiary issuer	—	—	(450,912)	(262)	451,174	—
Net cash provided by (used in) financing activities	207	10,000	(39,630)	19,738	9,690	5

Net increase in cash, cash equivalents and restricted cash	—	9,375	(93,691)	(9,869)	—	(94,185)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	13,541	102,049	25,572	—	141,162
Balance, end of period	$—	$22,916	$8,358	$15,703	$—	$46,977

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(25,364)	$65,522	$(513)	$—	$39,645
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,272)	(27,600)	(1,140)	—	(30,012)
Cash paid for acquisitions	—	—	—	—	—	—
Investments in subsidiaries	—	(170,509)	—	—	170,509	—
Distributions from subsidiaries	—	210,896	—	—	(210,896)	—
Net cash provided by (used in) investing activities	—	39,115	(27,600)	(1,140)	(40,387)	(30,012)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(24,977)	—	—	—	(24,977)
Payments of capital lease	—	—	(3,547)	—	—	(3,547)
Capital contributions	—	—	169,509	1,000	(170,509)	—
Distributions to subsidiaries	—	—	(210,896)	—	210,896	—
Net cash provided by (used in) financing activities	—	(24,977)	(44,934)	1,000	40,387	(28,524)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(11,226)	(7,012)	(653)	—	(18,891)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	22,316	9,048	2,069	—	33,433
Balance, end of period	$—	$11,090	$2,036	$1,416	$—	$14,542

Note 13 – Subsequent Events

Derivative Contracts

For additional information, see Note 5 – Financial Instruments.

Debt

For additional information, see Note 6 – Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2018 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report.

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing cash flows and long-term value through our operations, currently in the U.S. Gulf of Mexico and offshore Mexico. As one of the largest public independent producers in the U.S. Gulf of Mexico, we leverage decades of geology, geophysics and offshore operations expertise towards the acquisition, exploration, exploitation and development of deep and shallow water assets in key geological trends that are present in many offshore basins around the world. Our activities in offshore Mexico provide high impact exploration opportunities in an oil rich emerging basin.

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

Factors Affecting the Comparability of our Financial Condition and Results of Operations

Stone Combination. On May 10, 2018 (the “Closing Date”), Stone Energy Corporation (“Stone”) and Talos Energy LLC became our wholly-owned subsidiaries (the “Stone Combination”). Prior to the Closing Date, Talos Energy Inc. had not conducted any material activities other than those incident to its formation. Talos Energy LLC is the acquirer of Stone for financial reporting and accounting purposes and considered the accounting acquirer in the Stone Combination under accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our historical financial and operating data, which covers periods prior to the Closing Date, reflects the assets, liabilities and results of operations of Talos Energy LLC prior to the Closing Date and does not reflect the assets, liabilities and results of operations of Stone prior to the Closing Date. See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 2 – Acquisitions” for more information.

Whistler Acquisition. On August 31, 2018, we completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 2 – Acquisitions” for more information.

Mexico Exchange. On September 11, 2018, we entered into a transaction (the “Hokchi Cross Assignment”) with Hokchi Energy, S.A. de C.V., ("Hokchi"), a subsidiary of Pan American Energy (“PAE”), to cross 25% participation interests ("PIs") in Block 2 and Block 31. Our assignment of a 25% PI in Block 2 to Hokchi closed on December 21, 2018, and Hokchi has assumed operator responsibilities with respect to Block 2. Hokchi’s assignment of Block 31 to us will be completed upon final approval by the National Hydrocarbons Commission (“CNH”), the Mexican upstream regulator. In addition, Premier exercised its option to reduce its PI in Block 2 to zero and assigned a 5% PI to each of Sierra and us. Upon completion of Hokchi Cross Assignment, we will own a 25% PI in each of Block 2 and Block 31, and Hokchi will be the operator of both blocks.

Gunflint Acquisition. On January 11, 2019, pursuant to a Purchase Sale Agreement with Samson Offshore Mapleleaf, LLC, we acquired an approximate 9.6% non-operated working interest in the Gunflint Field located in the Mississippi Canyon area (the “Gunflint Acquisition”) for $29.6 million ($27.9 million after customary purchase price adjustments). See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 2 – Acquisitions” for more information.

Transaction Expenses. We incurred and will continue to incur transaction related and restructuring costs associated with the Stone Combination and the integration of the businesses of Stone and Talos Energy LLC that are not reflected in our comparative historical results of operations.

Income Tax Expenses. Prior to the Stone Combination, Talos Energy LLC was a partnership for U.S. federal income tax purposes and was not subject to U.S. federal income tax or state income tax (in most states) at the entity level. As such, Talos Energy LLC did not recognize U.S. federal income tax expense or state income tax expense in most states.  Talos Energy LLC’s operations in the shallow waters off the coast of Mexico were conducted under a different legal form and are subject to foreign income taxes. In connection with the Stone Combination, Talos Energy LLC was contributed to us. We are subject to federal and state income taxes.  We record current income taxes based on estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts.

Third Party Downtime. We are vulnerable to third party downtime events impacting the transportation, gathering or processing of production. Production from the Phoenix Field is processed through the Helix Producer I (“HP-I”) which is leased from and operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field.

During the first quarter of 2019, Helix dry-docked the HP-I. After conducting sea trials, production resumed in late March 2019, resulting in a total shut-in period of 57 days. The shut-in resulted in deferred production of 13.2 Mboepd during the three months ended March 31, 2019 when compared to the same period in 2018. For the three months ended March 31, 2019 and 2018 the Phoenix Field produced 4.6 MBoepd and 20.8 MBoepd, respectively.

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

BOEM Bonding Requirements. In order to cover the various decommissioning obligations of lessees on the Outer Continental Shelf (“OCS”), Bureau of Ocean Energy Management (“BOEM”) generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, BOEM issued the NTL 2016-N01 (“the 2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs. The 2016 NTL became effective in September 2016, but BOEM subsequently postponed any implementation of the 2016 NTL and has indicated they will be issuing a modified or substitute NTL. This extension for implementation currently remains in effect. We remain in active discussions with government regulators and industry peers with regard to any future rulemaking and financial assurance requirements. Notwithstanding BOEM’s 2016 NTL, BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us as a result of the 2016 NTL, to the extent implemented, as well as any other future BOEM directives, or any other changes to BOEM’s rules applicable to our or any of our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

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

Oil Spill Response Plan. We maintain a Regional Oil Spill Response Plan that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by Bureau of Safety and Environmental Enforcement (“BSEE”) bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. Additionally, these plans are tested and drills are conducted periodically at all levels.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and sales prices for the three months ended March 31, 2019 and 2018 (in thousands, unless otherwise stated):

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil revenue	$155,679	$127,693
Natural gas revenue	14,447	12,723
NGL revenue	5,066	5,434
Other revenue	3,521	—
Total revenue	$178,713	$145,850
Sales volume data:
Oil production volume(MBbls)	2,663	2,031
Oil production volume(MBblpd)	29.6	22.6
Natural gas production volume (MMcf)	5,184	4,120
Natural gas production volume (MMcfpd)	57.6	45.8
NGL production volume (MBbls)	255	198
NGL production volume (MBblpd)	2.8	2.2
Total production volume (Mboe)	3,782	2,916
Total production volume (Mboepd)	42.0	32.4
Average sale price per unit:
Average oil sales price per Bbl	$58.46	$62.87
Average natural gas sale price per Mcf	$2.79	$3.09
Average NGL sale price per Bbl	$19.87	$27.44
Price per Boe	$46.32	$50.02
Price per Boe (including realized commodity derivatives)	$45.52	$43.01

Revenue. Total revenue for the three months ended March 31, 2019 was $178.7 million compared to $145.9 million for the three months ended March 31, 2018, an increase of approximately $32.8 million, or 23%.

Oil revenue increased approximately $28.0 million, or 22%, during the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was a result of an increase of $39.7 million from increased production volumes of 7.0 MBblpd, partially offset by a decrease of $11.7 million due to a $4.41 per Bbl lower price realization. The increased oil production volumes were primarily attributable to 18.1 MBblpd of production from the Stone Combination and Whistler acquisition, partially offset by a reduction of 12.4 MBblpd of production from the Phoenix Field primarily resulting from the shut-in of the HP-I dry-dock.

Natural gas revenue increased approximately $1.7 million, or 14%, during the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was a result of $3.3 million from increased production volumes of 11.8 MMcfpd, partially offset by a decrease of $1.6 million due to a $0.30 per Mcf lower price realization. The increased natural gas production volumes were primarily attributable to 20.9 MMcfpd of production from the Stone Combination and Whistler acquisition and 2.5 MMcfpd primarily resulting from a successful recompletion in Vermillion Block 131. The increase was partially offset by a reduction of 13.6 Mcfpd of production primarily due to the shut-in of the HP-I dry-dock.

NGL revenue decreased approximately $0.4 million, or 7%, during the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease was a result of a decrease of $1.9 million due to a $7.57 per Bbl lower price realization, partially offset by a $1.6 million increase from increased production volumes of 0.6 MBblpd.

Other revenue increased $3.5 million as a result of a multi-year federal royalty refund claim.

The information below provides the details of our operating and other expenses for the three months ended March 31, 2019 and 2018 (in thousands, unless otherwise stated):

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Lease Operating Expenses:
Direct lease operating expense	$40,829	$24,915
Insurance	4,111	2,675
Production taxes	582	391
Total lease operating expense	45,522	27,981
Workover and maintenance expense	23,019	6,905
Depreciation, depletion and amortization	64,587	49,040
Accretion expense	9,607	4,760
General and administrative expense	17,609	8,580
Total operating expenses	$160,344	$97,266
Average cost per BOE:
Lease Operating Expenses:
Direct lease operating expense	$10.80	$8.54
Insurance	1.09	0.92
Production taxes	0.15	0.13
Total lease operating expenses	12.04	9.59
Workover and maintenance expense	6.08	2.37
Depreciation, depletion and amortization	17.08	16.82
Accretion expense	2.54	1.63
General and administrative expense	4.66	2.94
Total operating expenses	$42.40	$33.35

Lease operating expense. Total lease operating expense for three months ended March 31, 2019 was $45.5 million compared to $28.0 million for the three months ended March 31, 2018, an increase of approximately $17.5 million, or 63%. This increase was primarily related to $9.6 million of lease operating expense incurred in connection with the Stone Combination and $1.7 million in connection with the Whistler acquisition. The remaining $6.2 million increase in lease operating expense is primarily attributable to an increase of $1.4 million in non-operated properties, an increase of $1.0 million in third-party processing and handling fees, and a temporary decrease of $3.5 million in process and handling reimbursements resulting from the dry-dock of HP-I.

Workover and maintenance expense. Workover and maintenance expense for the three months ended March 31, 2019 was $23.0 million compared to $6.9 million for the three months ended March 31, 2018, an increase of approximately $16.1 million, or 233%. The increase was related to an increase of $5.0 million workover and maintenance expense incurred in connection with the Stone Combination, $1.5 million in connection to the Whistler acquisition, and $6.9 million related to the HP-I dry-dock operation repairs and related workover expense within the Phoenix Field in the first quarter of 2019.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended March 31, 2019 was $64.6 million compared to $49.0 million for the three months ended March 31, 2018, an increase of approximately $15.6 million, or 32%. This increase was primarily due to an increase of $35.4 million relating to the Stone Combination and Whistler acquisition, partially offset by lower production in the Phoenix Field.

General and administrative expense. General and administrative expense for the three months ended March 31, 2019 was $17.6 million compared to $8.6 million for the three months ended March 31, 2018, an increase of approximately $9.0 million, or 105%. The increase was primarily attributable to $4.3 million of employee costs, $1.6 million of contract service costs, $0.5 million in transaction related costs, $0.7 million in tax preparation fees and $1.0 million in bad debt expense, the majority of which are attributable to the Stone Combination.

	Three Months Ended March 31,
	2019	2018
Other expenses:
Interest expense	$(25,218)	$(19,742)
Price risk management activities expense	$(109,579)	$(51,976)
Other income	$433	$191
Income tax benefit	$6,359	$—

Price risk management activities. Price risk management activities for the three months ended March 31, 2019 resulted in a $109.6 million expense compared to an expense of $52.0 million for the three months ended March 31, 2018. The expense of $109.6 million for the three months ended March 31, 2019 consists of $3.0 million in cash settlement losses and $106.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $52.0 million for the three months ended March 31, 2018 consists of cash settlement losses of $20.4 million and a $31.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2020; we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Income Tax Effect. For the three months ended March 31, 2019, our effective tax rate was 5.48%. Our effective tax rate in 2019 differed from the statutory rate of 21% due to a reduction to the valuation allowance. For the three months ended, March 31, 2018, our effective tax rate differed from the federal statutory rate of 21% because the Company was not subject to U.S. federal or state taxation as a partnership and the Company’s Mexico operations did not incur a material income tax expense.

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands, except for Boe data):

	Three Months Ended March 31,
	2019	2018
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(109,636)	$(22,943)
Interest expense	25,218	19,742
Income tax benefit	(6,359)	—
Depreciation, depletion and amortization	64,587	49,040
Accretion expense	9,607	4,760
Transaction related costs	2,493	1,949
Derivative fair value loss(1)	109,579	51,976
Net cash payments on settled derivative instruments(1)	(3,019)	(20,429)
Non-cash equity-based compensation expense	1,259	103
Adjusted EBITDA	$93,729	$84,198

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of March 31, 2019, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $355.5 million.

As of March 31, 2019, total debt, net of discount and deferred financing costs, was approximately $666.4 million, comprised of our $381.9 million aggregate principal amount of the 11.00% Second-Priority Senior Secured Notes due 2022 (“11.00% Senior Secured Notes”), $6.1 million aggregate principal amount of our 7.50% Senior Secured Notes due 2022 issued by Stone (“7.50% Stone Senior Notes”), $268.0 million outstanding under our Bank Credit Facility and $10.5 million aggregate principal amount of the Stone 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). We were in compliance with all debt covenants at March 31, 2019. For additional details on our debt, see “Part I, Item 1. Condensed Consolidated Financial Statements – Note 6 – Debt”.

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility provide sufficient liquidity to fund our board approved 2019 capital spending budget of $465.0 million to $485.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

As of March 31, 2019, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico Production Sharing Contracts totaling approximately $649.0 million. In July 2016, the BOEM issued the 2016 NTL to clarify the procedures and guidelines the BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet the BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Senior Notes

11.00% Second-Priority Senior Secured Notes – due April 2022. The 11.00% Senior Secured Notes were issued pursuant to an indenture dated May 10, 2018. The 11.00% Senior Secured Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2019, we may, at our option, redeem all or a portion of the 11.00% Senior Secured Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem all or a portion of the 11.00% Senior Secured Notes at redemption prices decreasing annually from 105.5% to 100.0% plus accrued and unpaid interest.

7.50% Senior Secured Notes – due May 2022.  The 7.50% Stone Senior Notes represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Senior Secured Notes and thus remain outstanding. As a result substantially all of the restrictive covenants relating to the 7.50% Stone Senior Notes have been removed and collateral securing the 7.50% Stone Senior Notes has been released. The 7.50% Stone Senior Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. Prior to May 31, 2020, we may, at our option, redeem all or a portion of the 7.50% Stone Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem all or a portion of the 7.50% Stone Senior Notes at redemption prices decreasing annually from 105.625% to 100.0% plus accrued and unpaid interest.

Bank Credit Facility

The Company and Talos Production LLC, our wholly-owned subsidiary, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022.

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On November 16, 2018, the borrowing base was increased from $600.0 million to $850.0 million. We elected to maintain the $600.0 million commitment based upon our liquidity needs. The next redetermination is expected to be determined during the second quarter of 2019.

As of March 31, 2019, our borrowing base was set at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. On March 29, 2019, we repaid $25.0 million of the Bank Credit Facility. We were in compliance with all debt covenants at March 31, 2019. As of March 31, 2019, the Bank Credit Facility had approximately $309.8 million of undrawn commitments (taking into account $15.2 million letters of credit and $275.0 million drawn from the Bank Credit Facility).

During April 2019, the Company borrowed $40.0 million under the Bank Credit Facility for general corporate purposes.

Building Loan. In connection with the Stone Combination, we assumed Stone’s Building Loan maturing on November 20, 2030. The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. As of March 31, 2019, the outstanding balance under the Building Loan totaled $10.5 million. We were in compliance with all covenants under the Building Loan as of March 31, 2019.

Overview of Cash Flow Activities

The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities	$41,122	$39,645
Investing activities	$(135,312)	$(30,012)
Financing activities	$5	$(28,524)

Operating Activities. Net cash provided by operating activities increased $1.5 million in the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in revenue.

Investing Activities. Net cash used in investing activities increased $105.3 million in the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in capital expenditures of $72.4 million and cash paid for acquisitions of $32.9 million.

Financing Activities. Net cash provided by financing activities increased $28.5 million in the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to a $25.0 million redemption of senior notes in the three months ended March 31, 2018, net proceeds borrowed from Bank Credit Facility of $10.0 million and a $6.5 million other deferred payment in the three months ended March 31, 2019.

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

The following is a table of our capital expenditures for the three months ended March 31, 2019 (in thousands):

U.S. drilling & completions	$98,309
Mexico appraisal & exploration	26,282
Asset management	10,544
Seismic and G&G, land, capitalized G&A and other	16,537
Total capital expenditures	151,672
Plugging & abandonment	3,942
Total capital expenditures and plugging & abandonment	$155,614

Capital expenditures and plugging and abandonment for the remainder of 2019 are estimated to be approximately $309.4 million to $329.4 million, which we plan to fund through cash flows from operations and borrowings under our Bank Credit Facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies and Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees, income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies which are summarized in the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2018 Annual Report.

Recently Adopted Accounting Standards

See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 1 – Formation and Basis of Presentation” for accounting standards recently adopted by the Company.

Recently Issued Accounting Standards

See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 1 – Formation and Basis of Presentation” for recently issued accounting standards applicable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report. Except as disclosed in this report, there have been no material changes from the disclosures presented in our 2018 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our 2018 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Part I, Item 1A. Risk Factors” included in our 2018 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2018 Annual Report or our other SEC filings.

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

TALOS ENERGY INC.

Date:	May 8, 2019	By:	/s/ MICHAEL L. HARDING II
Michael L. Harding II
Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)