Form 10-Q
period 2019-06-30
TALOS ENERGY INC.
filed 2019-08-07
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 54,191,931 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects, geologic risk, drilling and other operating risks, well control risk, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks discussed in “Part I, Item 1A. Risk Factors” of Talos Energy Inc.’s Annual Report for the year ended December 31, 2018.

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

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All forward-looking statements speak only as of the date of this report. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,105	$139,914
Restricted cash	—	1,248
Accounts receivable
Trade, net	110,504	103,025
Joint interest, net	35,741	20,244
Other	28,828	19,686
Assets from price risk management activities	23,633	75,473
Prepaid assets	38,370	38,911
Income tax receivable	—	10,701
Other current assets	2,085	7,644
Total current assets	328,266	416,846
Property and equipment:
Proved properties	3,925,116	3,629,430
Unproved properties, not subject to amortization	165,041	108,209
Other property and equipment	28,244	33,191
Total property and equipment	4,118,401	3,770,830
Accumulated depreciation, depletion and amortization	(1,879,486)	(1,719,609)
Total property and equipment, net	2,238,915	2,051,221
Other long-term assets:
Assets from price risk management activities	5,508	—
Other well equipment inventory	9,914	9,224
Operating lease assets	6,732	—
Other assets	2,700	2,695
Total assets	$2,592,035	$2,479,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,086	$51,019
Accrued liabilities	186,354	188,650
Accrued royalties	42,651	38,520
Current portion of long-term debt	—	443
Current portion of asset retirement obligations	65,757	68,965
Liabilities from price risk management activities	18,781	550
Accrued interest payable	10,068	10,200
Current portion of operating lease liabilities	1,315	—
Other current liabilities	18,140	22,071
Total current liabilities	458,152	380,418
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	697,130	654,861
Asset retirement obligations	327,583	313,852
Liabilities from price risk management activities	2,464	—
Operating lease liabilities	15,637	—
Other long-term liabilities	93,028	123,359
Total liabilities	1,593,994	1,472,490
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 54,191,693 and 54,155,768 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	542	542
Additional paid-in capital	1,339,507	1,334,090
Accumulated deficit	(342,008)	(327,136)
Total stockholders' equity	998,041	1,007,496
Total liabilities and stockholders' equity	$2,592,035	$2,479,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues and other:
Oil revenue	$256,908	$180,161	$412,587	$307,854
Natural gas revenue	14,746	16,448	29,193	29,171
NGL revenue	6,645	7,297	11,711	12,731
Other	8,511	—	12,032	—
Total revenue	286,810	203,906	465,523	349,756
Operating expenses:
Direct lease operating expense	37,975	34,060	78,804	58,975
Insurance	4,184	4,259	8,295	6,934
Production taxes	506	564	1,088	955
Total lease operating expense	42,665	38,883	88,187	66,864
Workover and maintenance expense	12,296	17,714	35,315	24,619
Depreciation, depletion and amortization	95,806	67,726	160,393	116,766
Write-down of oil and natural gas properties	12,361	—	12,361	—
Accretion expense	9,945	9,492	19,552	14,252
General and administrative expense	18,865	30,880	36,474	39,460
Total operating expenses	191,938	164,695	352,282	261,961
Operating income	94,872	39,211	113,241	87,795
Interest expense	(24,932)	(21,678)	(50,150)	(41,420)
Price risk management activities income (expense)	29,990	(91,176)	(79,589)	(143,152)
Other income (expense)	831	(1,269)	1,264	(1,078)
Income (loss) before income taxes	100,761	(74,912)	(15,234)	(97,855)
Income tax (expense) benefit	(5,997)	—	362	—
Net income (loss)	$94,764	$(74,912)	$(14,872)	$(97,855)

Net income (loss) per common share:
Basic	$1.75	$(1.69)	$(0.27)	$(2.59)
Diluted	$1.74	$(1.69)	$(0.27)	$(2.59)
Weighted average common shares outstanding:
Basic	54,178	44,336	54,167	37,826
Diluted	54,451	44,336	54,167	37,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance at March 31, 2018	31,244,085	$312	$494,180	$(571,619)	$(77,127)
Cumulative effect adjustment	—	—	—	—	—
Sponsor Debt Exchange	2,874,049	29	101,971	—	102,000
Stone Combination	20,037,634	201	731,763	—	731,964
Equity based compensation	—	—	3,920	—	3,920
Net loss	—	—	—	(74,912)	(74,912)
Balance at June 30, 2018	54,155,768	$542	$1,331,834	$(646,531)	$685,845

Balance at March 31, 2019	54,155,805	$542	$1,336,216	$(436,772)	$899,986
Equity based compensation	45,994	—	3,574	—	3,574
Shares withheld for taxes on equity transactions	(10,106)	—	(283)	—	(283)
Net income	—	—	—	94,764	94,764
Balance at June 30, 2019	54,191,693	$542	$1,339,507	$(342,008)	$998,041

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance at December 31, 2017	31,244,085	$312	$493,952	$(548,351)	$(54,087)
Cumulative effect adjustment	—	—	—	(325)	(325)
Sponsor Debt Exchange	2,874,049	29	101,971	—	102,000
Stone Combination	20,037,634	201	731,763	—	731,964
Equity based compensation	—	—	4,148	—	4,148
Net loss	—	—	—	(97,855)	(97,855)
Balance at June 30, 2018	54,155,768	$542	$1,331,834	$(646,531)	$685,845

Balance at December 31, 2018	54,155,768	$542	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	46,047	—	5,700	—	5,700
Shares withheld for taxes on equity transactions	(10,122)	—	(283)	—	(283)
Net loss	—	—	—	(14,872)	(14,872)
Balance at June 30, 2019	54,191,693	$542	$1,339,507	$(342,008)	$998,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,872)	$(97,855)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	179,945	131,018
Write-down of oil and natural gas properties	12,361	—
Amortization of deferred financing costs and original issue discount	2,393	2,607
Equity based compensation, net of amounts capitalized	3,220	1,559
Price risk management activities expense	79,589	143,152
Net cash paid on settled derivative instruments	(12,562)	(54,056)
Settlement of asset retirement obligations	(32,206)	(43,896)
Changes in operating assets and liabilities:
Accounts receivable	(32,118)	19,462
Other current assets	12,259	(13,576)
Accounts payable	23,646	(53,126)
Other current liabilities	(37,164)	52,543
Other non-current assets and liabilities, net	(1,870)	19,279
Net cash provided by operating activities	182,621	107,111
Cash flows from investing activities:
Exploration, development and other capital expenditures	(229,601)	(140,968)
Cash (paid for) acquired in acquisitions	(32,916)	293,001
Proceeds from sale of other property and equipment	5,369	—
Net cash provided by (used in) investing activities	(257,148)	152,033
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(10,567)	(25,046)
Proceeds from Bank Credit Facility	75,000	294,000
Repayment of Bank Credit Facility	(25,000)	(54,000)
Repayment of LLC Bank Credit Facility	—	(403,000)
Other deferred payments	(9,921)	(17,469)
Payments of finance lease	(6,759)	(6,958)
Employee stock transactions	(283)	—
Net cash provided by (used in) financing activities	22,470	(212,473)

Net increase (decrease) in cash, cash equivalents and restricted cash	(52,057)	46,671
Cash, cash equivalents and restricted cash:
Balance, beginning of period	141,162	33,433
Balance, end of period	$89,105	$80,104

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$165,310	$38,205
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$31,413	$23,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1 — Formation and Basis of Presentation

Formation and Nature of Business

Talos Energy Inc. (“Talos,” the “Company,” “we,” “us” or “our”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing cash flows and long-term value through our operations in the United States (“U.S.”) Gulf of Mexico and offshore Mexico. As one of the largest public independent producers in the U.S. Gulf of Mexico, we leverage decades of geology, geophysics and offshore operational expertise in acquisition, exploration, exploitation and development of deep and shallow water assets in key geological trends that are present in many offshore basins around the world. Our activities offshore Mexico provide high impact exploration opportunities in an oil rich emerging basin.

Talos was formed in connection with the business combination between Talos Energy LLC and Stone Energy Corporation (“Stone”) that occurred on May 10, 2018, pursuant to which Talos Energy LLC and Stone became indirect wholly-owned subsidiaries of Talos Energy Inc.

Talos Energy LLC

Talos Energy LLC was formed in 2011 and commenced commercial operations on February 6, 2013. Prior to February 6, 2013, Talos Energy LLC incurred certain general and administrative expenses associated with the start-up of its operations.

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

Stone Combination

On May 10, 2018 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Transaction Agreement dated as of November 21, 2017 (the “Transaction Agreement”), pursuant to which, among other items, each of Stone, Talos Production LLC and Talos Energy LLC became wholly-owned subsidiaries of the Company (the “Stone Combination”). Concurrently with the consummation of the Transaction Agreement, the Company consummated the transactions contemplated by that certain Exchange Agreement, dated as of November 21, 2017 (the “Exchange Agreement”) pursuant to which (i) the Apollo Funds and Riverstone Funds contributed $102.0 million in aggregate principal amount of 9.75% Senior Notes due 2022 issued by Talos Production LLC and Talos Production Finance, Inc. (together, “Talos Issuers”) to the Company in exchange for an aggregate of 2,874,049 shares of Talos common stock; (ii) the holders of second lien bridge loans (“11.00% Bridge Loans”) exchanged such 11.00% Bridge Loans for $172.0 million aggregate principal amount of 11.00% Second-Priority Senior Secured Notes due 2022 of the Talos Issuers (“11.00% Senior Secured Notes”) and (iii) certain holders of 7.50% Senior Secured Notes due 2022 issued by Stone (“7.50% Stone Senior Notes”) exchanged such notes for $137.4 million aggregate principal amount of 11.00% Senior Secured Notes. Prior to the Closing Date, the Company did not conduct any material activities other than those incident to its formation and the matters contemplated by the Transaction Agreement. See Note 2 – Acquisitions for further details regarding the Stone Combination.

Substantially concurrently therewith, the Company consummated an exchange offer and consent solicitation, pursuant to which other holders of the 7.50% Stone Senior Notes exchanged their 7.50% Stone Senior Notes for 11.00% Senior Secured Notes and a cash payment. Approximately $81.5 million in aggregate principal amount of the 7.50% Stone Senior Notes were validly tendered, and approximately $6.1 million in aggregate principal amount of 7.50% Stone Senior Notes remained outstanding as of the Closing Date.

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

Recently Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Codification 2016-02, Leases (“Topic 842”) requiring an entity to recognize a right-of-use asset representing the right to use an underlying asset for the lease term and a lease liability representing the obligation associated with future lease payments for virtually all leases. The pattern of expense recognition in the income statement is dependent on lease classification as finance or operating. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. However, Topic 842 does not apply to leases of mineral rights.

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

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on May 10, 2018 (in thousands):

Current assets(1)	$372,963
Property and equipment	886,406
Other long-term assets	19,494
Current liabilities	(132,846)
Long-term debt	(235,416)
Other long-term liabilities	(178,637)
Allocated purchase price	$731,964

(1)

Includes $293.0 million of cash acquired. The fair values of current assets acquired includes trade receivables and joint interest receivables of $43.3 million and $3.5 million, respectively, which the Company expects all to be realizable.

The following table presents revenue and net income attributable to the assets acquired in the Stone Combination for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$113.5	$69.3	$216.1	$69.3
Net income	$57.1	$44.4	$106.4	$44.4

Pro Forma Financial Information (Unaudited)

The following supplemental pro forma information (in thousands, except per common share amounts), presents the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 as if the Stone Combination had occurred on January 1, 2018. The unaudited pro forma information was derived from historical combined statements of operations of the Company and Stone and adjusted to include (i) depletion and accretion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect the debt transactions contemplated by the Exchange Agreement and (iii) general and administrative expense adjusted for transaction related costs incurred. This information does not purport to be indicative of results of operations that would have occurred had the Stone Combination occurred on January 1, 2018, nor is such information indicative of any expected future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(As reported)	(Pro Forma)	(As reported)	(Pro Forma)
Revenue	$286,810	$244,453	$465,523	$471,652
Net income (loss)	$94,764	$(45,696)	$(14,872)	$(51,211)
Basic net income (loss) per common share	$1.75	$(0.84)	$(0.27)	$(0.95)
Diluted net income (loss) per common share	$1.74	$(0.84)	$(0.27)	$(0.95)

Note 3 — Property, Plant and Equipment

Proved Properties. The Company’s interests in proved oil and natural gas properties are located in the U.S., primarily in the Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

At June 30, 2019, the Company’s ceiling test computation of its U.S. oil and natural gas properties was based on SEC pricing of $67.16 per Bbl of oil, $2.97 per Mcf of natural gas and $28.85 per Bbl of NGLs. During the three and six months ended June 30, 2019 and 2018, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties.

Unproved Properties. Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the U.S. Gulf of Mexico federal lease sales, certain geological and geophysical costs, costs associated with certain exploratory wells in progress and capitalized interest. Unproved properties also include costs associated with the two blocks (Block 2 and Block 7) awarded on September 4, 2015 to the Company together with Sierra Oil & Gas S. de R.L de C.V. (“Sierra”) and Premier Oil Plc (“Premier”), located in the shallow waters off the coast of Mexico’s Veracruz and Tabasco states, by the National Hydrocarbons Commission, Mexico’s upstream regulator. During any period in which unproved properties are assessed as proved or impaired, the associated costs are transferred to the full cost pool and are subject to amortization.

In September 2018, the Company entered into a transaction (the “Hokchi Cross Assignment”) with Hokchi Energy, S.A. de C.V. (“Hokchi”), a subsidiary of Pan American Energy LLC (“PAE”), to cross assign 25% participation interests (“PI”) in each of Block 2 and Block 31. The Company’s assignment of a 25% PI in Block 2 to Hokchi closed on December 21, 2018, and Hokchi’s assignment to the Company closed on May 22, 2019. In addition, Premier exercised its option to reduce its PI in Block 2 to zero and assigned a 5% PI to each of Sierra and Talos. Following the completion of the Hokchi Cross Assignment, Talos owns a 25% PI in each of Block 2 and Block 31, and Hokchi is the operator of the blocks.

As a result of the Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date, the Company recorded a $12.4 million non-cash impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations.

Capitalized Overhead. General and administrative expense in the Company’s financial statements is reflected net of capitalized overhead. The Company capitalizes overhead costs directly related to exploration, acquisition and development activities. Capitalized overhead for the three and six months ended June 30, 2019 was $7.4 million and $14.0 million, respectively. Capitalized overhead for the three and six months ended June 30, 2018 was $4.5 million and $7.5 million, respectively.

Asset Retirement Obligations. The discounted asset retirement obligations included “Current portion of asset retirement obligations” and “Asset retirement obligations” on the condensed consolidated balance sheets and the changes to that liability during the six months ended June 30, 2019 were as follows (in thousands):

Asset retirement obligations at December 31, 2018	$382,817
Fair value of asset retirement obligations assumed	5,047
Obligations settled	(32,206)
Accretion expense	19,552
Obligations incurred	4,052
Changes in estimate	14,078
Asset retirement obligations at June 30, 2019	$393,340
Less: Current portion	65,757
Long-term portion	$327,583

Note 4 — Leases

The Company enters into service contracts and other contractual arrangements for the use of office space, drilling, completion and abandonment equipment (e.g., drilling rigs), production related equipment (e.g., compressors) and other equipment from third-party lessors to support its operations. The Company’s leasing activities as a lessor are negligible. At inception, contracts are reviewed to determine whether the agreement contains a lease. Contracts are considered a lease when the arrangement either explicitly or implicitly conveys the right to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. In order to obtain control, the lessee must obtain substantially all of the economic benefits for the use of the identified asset and have the right to direct the use of the identified asset. To the extent an arrangement is determined to include a lease, it is classified as either an operating or a finance lease, which dictates the pattern of expense recognition in the income statement. The Company has elected to not apply the recognition requirements of Topic 842 to leases with durations of twelve months or less (i.e. short-term).

Upon commencement of a lease, a right-of-use asset and corresponding lease liability are recorded on the consolidated balance sheet for all leases, regardless of classification. The right-of-use asset is initially measured as the lease liability adjusted for any payments made prior to commencement, including any initial direct costs incurred and incentives received. Lease liabilities are initially measured at the present value of future minimum lease payments, excluding variable lease payments, over the lease term. Variable lease payments include changes in index rates, mobilization and demobilization costs related to oil and natural gas equipment and certain reimbursable costs associated with office and building leases that are recognized when incurred. The discount rate used to determine present value is the rate implicit in the lease unless the rate cannot be determined, in which case the incremental borrowing rate is used. The incremental borrowing rate reflects the estimated rate of interest the Company would pay to borrow over a similar term an amount equal to the lease payments on a collateralized basis in a similar economic environment.

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

On August 2, 2016, the Company executed a seven-year lease agreement for the use of the Helix Producer 1 (“HP-I”), a dynamically positioned floating production facility that interconnects with the Phoenix Field through a production buoy. Under the terms of the agreement, the Company agreed to pay a $49.0 million annual fixed demand charge for each of the first two years and $45.0 million for each of the five years thereafter.

Prior to implementation, the HP-I lease was accounted for as a capital lease under previous lease accounting treatments. The Company initially recorded a capital lease asset and liability of $124.3 million on its consolidated balance sheet at lease inception. As the HP-I is utilized in the Company’s oil and natural gas development activities, the capital lease asset was included within proved property and depleted as part of the full cost pool. As of December 31, 2018, the balance of the capital lease obligation on the consolidated balance sheet was $93.6 million, of which $14.1 million is included in other current liabilities and $79.5 million is included in other long-term liabilities. Upon adoption of Topic 842, the HP-I capital lease was classified as a finance lease resulting in no change to the amounts recognized on the condensed consolidated balance sheet.

The Company has operating leases expiring at various dates, principally for office space, drilling rigs, compressors and other equipment necessary to support the Company’s operations. Operating leases are reflected as operating lease assets, current portion of operating lease liabilities and operating lease liabilities on the condensed consolidated balance sheet. The Company’s operating lease liabilities recognized on the balance sheet as of June 30, 2019 was $17.0 million. Costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying asset is utilized.

Presented below are disclosures required by Topic 842. The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. The Company’s share of these costs is included in property and equipment, lease operating expense or general and administrative expense, as applicable. The components of lease costs were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost - interest on lease liabilities(1)	$4,867	$9,861
Operating lease cost, excluding short-term leases(2)	763	1,526
Short-term lease cost(3)	27,630	64,239
Variable lease cost(4)	3	5
Total lease cost	$33,263	$75,631

(1)

The HP-I is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserved using the unit-of-production method, computed quarterly.

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives are as follows (in thousands):

June 30, 2019
Operating leases:
Operating lease assets	$6,732

Current portion of operating leases	$1,315
Operating lease liabilities	15,637
Total operating lease liabilities	$16,952

Finance leases:
Proved property (1)	$124,299

Other current liabilities	$15,697
Other long-term liabilities	71,213
Total finance lease liabilities	$86,910

(1)

The HP-I is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserves using the unit-of-production method, computed quarterly.

Minimum future commitments by year for the Company’s leases as of June 30, 2019 are presented in the table below (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$906	$16,629
2020	2,693	33,257
2021	3,447	33,257
2022	3,658	33,257
2023	3,583	13,857
Thereafter	15,218	—
Total lease payments	$29,505	$130,257
Less imputed interest	(12,553)	(43,347)
Total	$16,952	$86,910

June 30, 2019
Weighted average remaining lease term:
Operating leases	9 years
Finance leases	4 years
Weighted average discount rate:
Operating leases	12.3%
Finance leases	21.9%

The table below presents the supplemental cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

Operating cash outflow from finance leases	$9,861
Financing cash outflow from finance leases	$6,759
Operating cash outflow from operating leases	$906

Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$613

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$382,517	$413,343	$381,229	$362,168
7.50% Senior Secured Notes – due May 2022	$6,060	$4,580	$6,060	$5,151
Bank Credit Facility – due May 2022(1)	$308,553	$315,000	$257,448	$265,000
Oil and Natural Gas Derivatives	$7,896	$7,896	$74,923	$74,923

(1)	The carrying amounts are net of discount and deferred financing costs.

As of June 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022. The $390.9 million aggregate principal amount of 11.00% Senior Secured Notes are reported on the condensed consolidated balance sheet as of June 30, 2019 at their carrying value, net of original issue discount and deferred financing costs (see Note 6 – Debt). The fair value of the 11.00% Senior Secured Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Secured Notes – due May 2022. The $6.1 million aggregate principal amount of 7.50% Stone Senior Notes are reported on the condensed consolidated balance sheet as of June 30, 2019 at their carrying value (see Note 6 – Debt). The fair value of the 7.50% Stone Senior Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – due May 2022. In May 2018, in conjunction with the Stone Combination, the Company and Talos Production LLC, our wholly-owned subsidiary, executed a new bank credit facility with an initial borrowing base of $600.0 million (the “Bank Credit Facility”) which is reported on the condensed consolidated balance sheet as of June 30, 2019 at its carrying value net of deferred financing costs (see Note 6 – Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Price risk management activities income (expense)(1)	$29,990	$(91,176)	$(79,589)	$(143,152)

(1)

The Company paid $9.5 million and $12.6 million for the three and six months ended June 30, 2019 in net cash settlements, respectively. The Company paid $33.6 million and $54.1 million for the three and six months ended June 30, 2018 in net cash settlements, respectively.

The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts as of June 30, 2019:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
Jul 2019 - Dec 2019	Swap	27,093	$56.84	$—	$—
Jan 2020 - Dec 2020	Swap	8,619	$56.80	$—	$—
Jan 2020 - Dec 2020	Costless collars	7,481	$—	$55.00	$64.23
Natural Gas – Henry Hub NYMEX:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
Jul 2019 - Dec 2019	Swap	36,840	$2.89	$—	$—
Jan 2020 - Dec 2020	Swap	8,702	$3.07	$—	$—

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

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$29,141	$—	$29,141
Liabilities:
Oil and natural gas derivatives	—	(21,245)	—	(21,245)
Total net asset	$—	$7,896	$—	$7,896

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$75,473	$—	$75,473
Liabilities:
Oil and natural gas derivatives	—	(550)	—	(550)
Total net asset	$—	$74,923	$—	$74,923

Financial Statement Presentation. Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis on its condensed consolidated balance sheets. On derivative contracts recorded as assets in the table below, the Company is exposed to the risk that the counterparties may not perform. The following table presents the fair value of derivative financial instruments at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$23,633	$18,781	$75,473	$550
Non-current	5,508	2,464	—	—
Total	$29,141	$21,245	$75,473	$550

Credit Risk. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2019 represent derivative instruments from twelve counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and ten of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

Description	June 30, 2019	December 31, 2018
11.00% Second-Priority Senior Secured Notes – due April 2022	$390,868	$390,868
7.50% Senior Secured Notes – due May 2022	6,060	6,060
Bank Credit Facility – due May 2022	315,000	265,000
4.20% Building Loan – due November 2030	—	10,567
Total debt, before discount and deferred financing cost	711,928	672,495
Discount and deferred financing cost	(14,798)	(17,191)
Total debt, net of discount and deferred financing cost	$697,130	$655,304
Less: current portion of long-term debt	—	(443)
Long-term debt, net of discount and deferred financing costs	$697,130	$654,861

11.00% Second-Priority Senior Secured Notes – due April 2022. The 11.00% Senior Secured Notes were issued pursuant to an indenture dated May 10, 2018. The 11.00% Senior Secured Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2020, the Company may, at its option, redeem all or a portion of the 11.00% Senior Secured Notes at 105.5% of the principal amount plus accrued and unpaid interest. Thereafter, the Company may redeem all or a portion of the 11.00% Senior Secured Notes at redemption prices decreasing annually from 102.75% to 100.0% plus accrued and unpaid interest.

The indenture governing the 11.00% Senior Secured Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Senior Secured Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at June 30, 2019.

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

Bank Credit Facility – due May 2022. The Company and Talos Production LLC, our wholly-owned subsidiary, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Senior Secured Notes or any permitted refinancing indebtedness in resect thereof is outstanding on such date.

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

As of June 30, 2019, the Company’s borrowing base was $850.0 million with commitments held at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at June 30, 2019. As of June 30, 2019, the Bank Credit Facility had approximately $269.8 million of undrawn commitments (taking into account $15.2 million letters of credit and $315.0 million drawn from the Bank Credit Facility).

Subsequent event. On July 3, 2019, the Company and Talos Production LLC entered into a Joinder, First Amendment to Credit Agreement, and Borrowing Base Reaffirmation Agreement in which (a) the $850 million borrowing base was reaffirmed, (b) the commitments were increased from $600.0 million to $850.0 million, (c) three additional financial institutions were joined as lenders to the syndicate and (d) certain other amendments were made to the Bank Credit Facility as more particularly described therein.

Building Loan – due November 2030. In connection with the Stone Combination, the Company assumed Stone’s 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. During June 2019, the Company repaid $10.5 million aggregate remaining principal, plus accrued interest, of the Building Loan using proceeds from the sale of an office building in Lafayette acquired in the Stone Combination and cash on hand. As of June 30, 2019, there is no outstanding balance under the Building Loan.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Stone Severance Plans

The Company maintained the Stone Energy Corporation Executive Severance Plan and Stone Energy Corporation Employee Severance Plan, each a legacy plan of Talos Petroleum LLC (f/k/a Stone Energy Corporation). The plans provided for the payment of severance benefits to certain individuals who, prior to the Stone Combination, were executive officers or employees of Talos Petroleum LLC, in each case upon an involuntary termination within twelve months of the Closing Date. For the three and six months ended June 30, 2019, the Company incurred nil and $0.2 million of severance expenses in relation to the Stone Combination, respectively.  For the three and six months ended June 30, 2018, the company incurred $7.5 million of severance expenses in relation to the Stone Combination. Severance expenses are reflected in general and administrative expense on the consolidated statement of operations. As of June 30, 2019, the Company had no obligations outstanding related to the plans. The plans were terminated in July 2019.

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

Restricted Stock Units. During the six months ended June 30, 2019, the Company granted 695,639 restricted stock units (“RSUs”) under the LTIP to employees and non-employees. The following table summarizes RSU activity for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	138,704	$33.85
Granted	695,639	$24.46
Vested	(61,495)	$34.48
Forfeited	(8,274)	$25.91
Unvested RSUs at June 30, 2019	764,574	$25.35

Performance Stock Units. During the six months ended June 30, 2019, the Company granted 218,060 performance stock units (“PSUs”) under the LTIP to employees. The following table summarizes PSU activity for the six months ended June 30, 2019:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	231,542	$44.47
Granted	218,060	$33.96
Vested	—	$—
Forfeited	(2,980)	$42.94
Unvested PSUs at June 30, 2019	446,622	$39.35

The grant date fair value of the PSUs granted during the six months ended June 30, 2019, calculated using a Monte Carlo simulation, was $7.4 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted in the six months ended June 30, 2019:

	Grant Date
	March 5, 2019	May 16, 2019
Number of simulations	100,000	100,000
Expected term (in years)	2.8	2.6
Expected volatility	46.9%	44.8%
Risk-free interest rate	2.5%	2.1%
Dividend yield	—%	—%

Share-based Compensation Expense, net.

Share-based compensation expense is reflected as “General administrative expense,” net amounts capitalized to oil and natural gas properties in the consolidated statement of operations. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash used in or provided by operating activities in the condensed consolidated statement of cash flows. The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share based compensation	$3.7	$4.0	$6.0	$4.2
Capitalization	(1.7)	(2.5)	(2.8)	(2.6)
Share based compensation, net capitalization	$2.0	$1.5	$3.2	$1.6

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

For the three months ended June 30, 2019, the Company recognized income tax expense of $6.0 million for an effective tax rate of 6.0%. The difference between the Company’s effective tax rate of 6.0% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance.  For the three months ended June 30, 2018, the Company’s effective tax rate of 0% differed from the federal statutory rate of 21% because the Company recorded a valuation allowance against its deferred tax assets.

For the six months ended June 30, 2019, the Company recognized an income tax benefit of $0.4 million for an effective tax rate of 2.4%. The difference between the Company’s effective tax rate of 2.4% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance. For the six months ended June 30, 2018, the Company’s effective tax rate of 0% differed from the federal statutory rate of 21% because the Company recorded a valuation allowance against its deferred tax assets.

The Company evaluates and updates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of the Company’s actual earnings compared to annual projections, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The quarterly income tax provision is generally comprised of tax expense on income or benefit on loss at the most recent estimated annual effective tax rate.  The tax effect of discrete items is recognized in the period in which they occur at the applicable statutory rate.

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future.  The realization of deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible.  When assessing the need for a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of them will not be realized.  As June 30, 2019, the Company had a valuation allowance related to federal, state and foreign deferred tax assets.
Note 9 — Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Except when the effect would be antidilutive, diluted earnings per share include the impact of RSUs, PSUs and outstanding warrants.

The following table presents the computation of basic and diluted earnings per share for Talos Energy Inc. (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$94,764	$(74,912)	$(14,872)	$(97,855)
Weighted average common shares outstanding — basic	54,178	44,336	54,167	37,826

Dilutive effect of securities	273	—	—	—
Weighted average common shares outstanding — diluted	54,451	44,336	54,167	37,826
Net income (loss) per common share:
Basic	$1.75	$(1.69)	$(0.27)	$(2.59)
Diluted	$1.74	$(1.69)	$(0.27)	$(2.59)
Anti-dilutive potentially issuable securities excluded from diluted common shares	3,857	3,551	4,739	3,551

For the periods prior to May 10, 2018, the Company retrospectively adjusted the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination.

Note 10 — Related Party Transactions

Whistler Acquisition. On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of June 30, 2019 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing. See additional details in Note 2 – Acquisitions.

Equity Registration Rights Agreement. On the Closing Date, the Company entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) with certain Apollo Funds and Riverstone Funds, certain funds controlled by Franklin Advisers, Inc. (“Franklin”) and certain clients of MacKay Shields LLC (“MacKay Shields”) relating to the registered resale of the Company’s common stock owned by such parties as of Closing. The Company will bear all of the expenses incurred in connection with any offer and sale, while the Apollo Funds, Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and commissions or similar charges.  Pursuant to the Equity Registration Rights Agreement, on June 4, 2019, the Company filed a registration statement on Form S-3 with the SEC registering the offering of shares of the Company’s common stock by the selling stockholders named therein, which was declared effective by the SEC on June 12, 2019. Fees incurred by the Company in conjunction with the Equity Registration Rights Agreement were $0.1 and $0.7 million for the three and six months ended June 30, 2019, respectively.

Legal Fees. The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, our Executive Vice President and General Counsel and one of the Company’s executive officers, is a partner at Vinson & Elkins L.L.P. For the three and six months ended June 30, 2019, we incurred fees of approximately $0.5 million and $1.6 million, respectively, of which $1.0 million remained payable for legal services performed by Vinson & Elkins L.L.P as of June 30, 2019. For the three and six months ended June 30, 2018, we incurred fees of approximately $1.2 million and $2.2 million, respectively.

Service Fee Agreement. Talos Energy LLC entered into service fee agreements with Apollo Funds and Riverstone Funds for the provision of certain management consulting and advisory services. Under each agreement, the Company paid a fee equal to the higher of (i) a certain percentage of earnings before interest, income taxes, depletion, depreciation and amortization and (ii) a fixed fee payable quarterly, provided, however, such fees did not exceed in each case $0.5 million, in aggregate, for any calendar year. For the three and six months ended June 30, 2019, the Company incurred no expense for these services. For the three and six months ended June 30, 2018, the Company incurred approximately $0.4 million and $0.5 million, respectively. These fees are recognized in “General and administrative expense” on the condensed consolidated statements of operations. In connection with the Stone Combination, the service fee agreements were terminated.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of June 30, 2019, the Company had secured performance bonds totaling approximately $637.5 million. As of June 30, 2019, the Company had $15.2 million in letters of credit issued under its Bank Credit Facility.

Legal Proceedings

The Company is named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on its financial condition.

Note 12 — Condensed Consolidating Financial Information

The Company owns no operating assets, has no operations independent of its subsidiaries and owns 100% of the Talos Issuers. The Talos Issuers issued 11.00% Senior Secured Notes on May 10, 2018, which are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its 100% owned subsidiaries (“Guarantors”) on a senior secured basis. Certain of the Company’s subsidiaries, which are accounted for on a consolidated basis, do not guarantee the 11.00% Senior Secured Notes (“Non-Guarantors”).

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,050	$3,061	$29,994	$—	$89,105
Restricted cash	—	—	—	—	—	—
Accounts receivable, net
Trade, net	—	—	110,504	—	—	110,504
Joint interest, net	—	—	21,111	14,630	—	35,741
Other	—	2,912	8,457	17,459	—	28,828
Assets from price risk management activities	—	23,633	—	—	—	23,633
Prepaid assets	—	1,989	36,352	29	—	38,370
Income tax receivable	—	—	—	—	—	—
Other current assets	—	—	2,085	—	—	2,085
Total current assets	—	84,584	181,570	62,112	—	328,266
Property and equipment:
Proved properties	—	—	3,925,116	—	—	3,925,116
Unproved properties, not subject to amortization	—	—	73,806	91,235	—	165,041
Other property and equipment	—	21,551	6,486	207	—	28,244
Total property and equipment	—	21,551	4,005,408	91,442	—	4,118,401
Accumulated depreciation, depletion and amortization	—	(9,625)	(1,869,835)	(26)	—	(1,879,486)
Total property and equipment, net	—	11,926	2,135,573	91,416	—	2,238,915
Other long-term assets:
Assets from price risk management activities	—	5,508	—	—	—	5,508
Other well equipment inventory	—	—	9,914	—	—	9,914
Leased assets	—	1,502	3,595	1,635	—	6,732
Investments in subsidiaries	1,001,149	1,636,162	—	—	(2,637,311)	—
Other assets	305	364	1,963	68	—	2,700
Total assets	$1,001,454	$1,740,046	$2,332,615	$155,231	$(2,637,311)	$2,592,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$1,331	$72,737	$41,018	$—	$115,086
Accrued liabilities	—	3,610	160,279	22,465	—	186,354
Accrued royalties	—	—	42,651	—	—	42,651
Current portion of long-term debt	—	—	—	—	—	—
Current portion of asset retirement obligations	—	—	65,757	—	—	65,757
Liabilities from price risk management activities	—	18,781	—	—	—	18,781
Accrued interest payable	—	10,029	39	—	—	10,068
Leases liabilities	—	—	775	540	—	1,315
Other current liabilities	—	—	18,140	—	—	18,140
Total current liabilities	—	33,751	360,378	64,023	—	458,152
Long-term debt, net of discount and deferred financing costs	—	691,069	6,061	—	—	697,130
Asset retirement obligations	—	—	327,583	—	—	327,583
Liabilities from price risk management activities	—	2,464	—	—	—	2,464
Long-term leased liabilities	—	11,613	2,837	1,187	—	15,637
Other long-term liabilities	3,413	—	89,514	101	—	93,028
Total liabilities	3,413	738,897	786,373	65,311	—	1,593,994
Commitments and Contingencies (Note 11)
Stockholders' equity	998,041	1,001,149	1,546,242	89,920	(2,637,311)	998,041
Total liabilities and stockholders' equity	$1,001,454	$1,740,046	$2,332,615	$155,231	$(2,637,311)	$2,592,035

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2018

(In thousands)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,541	$100,801	$25,572	$—	$139,914
Restricted cash	—	—	1,248	—	—	1,248
Accounts receivable, net
Trade, net	—	—	103,025	—	—	103,025
Joint interest, net	—	—	15,870	4,374	—	20,244
Other	—	3,100	9,566	7,020	—	19,686
Assets from price risk management activities	—	75,473	—	—	—	75,473
Prepaid assets	—	1,225	37,639	47	—	38,911
Income tax receivable	—	—	10,701	—	—	10,701
Other current assets	—	—	7,644	—	—	7,644
Total current assets	—	93,339	286,494	37,013	—	416,846
Property and equipment:
Proved properties	—	—	3,629,430	—	—	3,629,430
Unproved properties, not subject to amortization	—	—	63,104	45,105	—	108,209
Other property and equipment	—	20,670	12,440	81	—	33,191
Total property and equipment	—	20,670	3,704,974	45,186	—	3,770,830
Accumulated depreciation, depletion and amortization	—	(8,310)	(1,711,288)	(11)	—	(1,719,609)
Total property and equipment, net	—	12,360	1,993,686	45,175	—	2,051,221
Other long-term assets:
Other well equipment inventory	—	—	9,224	—	—	9,224
Investments in subsidiaries	1,011,359	1,560,922	—	—	(2,572,281)	—
Other assets	—	364	2,258	73	—	2,695
Total assets	$1,011,359	$1,666,985	$2,291,662	$82,261	$(2,572,281)	$2,479,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144	$1,242	$42,736	$6,897	$—	$51,019
Accrued liabilities	—	4,995	159,491	24,164	—	188,650
Accrued royalties	—	—	38,520	—	—	38,520
Current portion of long-term debt	—	—	443	—	—	443
Current portion of asset retirement obligations	—	—	68,965	—	—	68,965
Liabilities from price risk management activities	—	550	—	—	—	550
Accrued interest payable	—	10,162	38	—	—	10,200
Other current liabilities	—	—	22,071	—	—	22,071
Total current liabilities	144	16,949	332,264	31,061	—	380,418
Long-term debt, net of discount and deferred financing costs	—	638,677	16,184	—	—	654,861
Asset retirement obligations	—	—	313,852	—	—	313,852
Other long-term liabilities	3,719	—	119,432	208	—	123,359
Total liabilities	3,863	655,626	781,732	31,269	—	1,472,490
Commitments and Contingencies (Note 11)
Stockholders' equity	1,007,496	1,011,359	1,509,930	50,992	(2,572,281)	1,007,496
Total liabilities and stockholders' equity	$1,011,359	$1,666,985	$2,291,662	$82,261	$(2,572,281)	$2,479,986

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$256,908	$—	$—	$256,908
Natural gas revenue	—	—	14,746	—	—	14,746
NGL revenue	—	—	6,645	—	—	6,645
Other revenue	—	—	8,511	—	—	8,511
Total revenue	—	—	286,810	—	—	286,810
Operating expenses:	—	—	—	—	—	—
Direct lease operating expense	—	—	37,975	—	—	37,975
Insurance	—	—	4,184	—	—	4,184
Production taxes	—	—	506	—	—	506
Total lease operating expense	—	—	42,665	—	—	42,665
Workover and maintenance expense	—	—	12,296	—	—	12,296
Depreciation, depletion and amortization	—	1,242	94,554	10	—	95,806
Write-down of oil and natural gas properties	—	—	—	12,361	—	12,361
Accretion expense	—	—	9,945	—	—	9,945
General and administrative expense	48	7,626	10,634	557	—	18,865
Total operating (income) expenses	48	8,868	170,094	12,928	—	191,938
Operating income (loss)	(48)	(8,868)	116,716	(12,928)	—	94,872
Interest expense	—	(17,020)	(7,719)	(193)	—	(24,932)
Price risk management activities income	—	29,990	—	—	—	29,990
Other income (expense)	—	106	765	(40)	—	831
Income tax (expense) benefit	(6,187)	—	(294)	484	—	(5,997)
Equity earnings (loss) from subsidiaries	100,999	96,791	—	—	(197,790)	—
Net income (loss)	$94,764	$100,999	$109,468	$(12,677)	$(197,790)	$94,764

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$412,587	$—	$—	$412,587
Natural gas revenue	—	—	29,193	—	—	29,193
NGL revenue	—	—	11,711	—	—	11,711
Other revenue			12,032			12,032
Total revenue	—	—	465,523	—	—	465,523
Operating expenses:
Direct lease operating expense	—	—	78,804	—	—	78,804
Insurance	—	—	8,295	—	—	8,295
Production taxes	—	—	1,088	—	—	1,088
Total lease operating expense	—	—	88,187	—	—	88,187
Workover and maintenance expense	—	—	35,315	—	—	35,315
Depreciation, depletion and amortization	—	1,314	159,064	15	—	160,393
Write-down of oil and natural gas properties	—	—	—	12,361	—	12,361
Accretion expense	—	—	19,552	—	—	19,552
General and administrative expense	385	16,232	19,409	448	—	36,474
Total operating expenses	385	17,546	321,527	12,824	—	352,282
Operating income (loss)	(385)	(17,546)	143,996	(12,824)	—	113,241
Interest expense	—	(33,592)	(16,237)	(321)	—	(50,150)
Price risk management activities expense	—	(79,589)	—	—	—	(79,589)
Other income (expense)	—	187	1,236	(159)	—	1,264
Income tax (expense) benefit	650	—	(296)	8	—	362
Equity earnings (loss) from subsidiaries	(15,137)	115,403	—	—	(100,266)	—
Net income (loss)	$(14,872)	$(15,137)	$128,699	$(13,296)	$(100,266)	$(14,872)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$180,161	$—	$—	$180,161
Natural gas revenue	—	—	16,448	—	—	16,448
NGL revenue	—	—	7,297	—	—	7,297
Total revenue	—	—	203,906	—	—	203,906
Operating expenses:
Direct lease operating expense	—	—	34,060	—	—	34,060
Insurance	—	—	4,259	—	—	4,259
Production taxes	—	—	564	—	—	564
Total lease operating expense	—	—	38,883	—	—	38,883
Workover and maintenance expense	—	—	17,714	—	—	17,714
Depreciation, depletion and amortization	—	384	67,341	1	—	67,726
Accretion expense	—	—	9,492	—	—	9,492
General and administrative expense	—	13,804	16,854	222	—	30,880
Total operating expenses	—	14,188	150,284	223	—	164,695
Operating income (loss)	—	(14,188)	53,622	(223)	—	39,211
Interest expense	—	(14,399)	(6,891)	(388)	—	(21,678)
Price risk management activities expense	—	(89,970)	(1,206)	—	—	(91,176)
Other income (expense)	—	(1,358)	132	(43)	—	(1,269)
Equity earnings (loss) from subsidiaries	(74,912)	45,003	—	—	29,909	—
Net income (loss)	$(74,912)	$(74,912)	$45,657	$(654)	$29,909	$(74,912)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$307,854	$—	$—	$307,854
Natural gas revenue	—	—	29,171	—	—	29,171
NGL revenue	—	—	12,731	—	—	12,731
Total revenue	—	—	349,756	—	—	349,756
Operating expenses:
Direct lease operating expense	—	—	58,975	—	—	58,975
Insurance	—	—	6,934	—	—	6,934
Production taxes	—	—	955	—	—	955
Total lease operating expense	—	—	66,864	—	—	66,864
Workover and maintenance expense	—	—	24,619	—	—	24,619
Depreciation, depletion and amortization	—	725	116,039	2	—	116,766
Accretion expense	—	—	14,252	—	—	14,252
General and administrative expense	—	18,398	20,567	495	—	39,460
Total operating expenses	—	19,123	242,341	497	—	261,961
Operating income (loss)	—	(19,123)	107,415	(497)	—	87,795
Interest expense	—	(26,627)	(13,957)	(836)	—	(41,420)
Price risk management activities expense	—	(139,217)	(3,935)	—	—	(143,152)
Other income (expense)	—	(1,208)	85	45	—	(1,078)
Equity earnings (loss) from subsidiaries	—	88,320	—	—	(88,320)	—
Net income (loss)	$—	$(97,855)	$89,608	$(1,288)	$(88,320)	$(97,855)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(259)	$(59,988)	$266,802	$(23,934)	$—	$182,621
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,442)	(207,340)	(20,819)	—	(229,601)
Proceeds from sales of property			5,369			5,369
Cash (paid for) acquired in acquisitions	—	—	(32,916)	—	—	(32,916)
Investments in subsidiaries	—	(784,698)	—	—	784,698	—
Distributions from subsidiaries	—	838,920	—	—	(838,920)	—
Net cash provided by (used in) investing activities	—	52,780	(234,887)	(20,819)	(54,222)	(257,148)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	—	(10,567)	—	—	(10,567)
Proceeds from Bank Credit Facility	—	75,000	—	—	—	75,000
Repayment of Bank Credit Facility	—	(25,000)	—	—	—	(25,000)
Other deferred payments	—	—	(9,921)	—	—	(9,921)
Payments of capital lease	—	—	(6,759)	—	—	(6,759)
Capital contributions	259	—	734,939	49,500	(784,698)	—
Employee stock transaction	—	(283)	—	—	—	(283)
Distributions to subsidiary issuer	—	—	(838,595)	(325)	838,920	—
Net cash provided by financing activities	259	49,717	(130,903)	49,175	54,222	22,470

Net increase (decrease) in cash, cash equivalents and restricted cash	—	42,509	(98,988)	4,422	—	(52,057)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	13,541	102,049	25,572	—	141,162
Balance, end of period	$—	$56,050	$3,061	$29,994	$—	$89,105

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(54,942)	$160,305	$1,748	$—	$107,111
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(20,027)	(117,667)	(3,274)	—	(140,968)
Cash acquired in acquisitions	—	—	293,001	—	—	293,001
Investments in subsidiaries	—	(384,089)	—	—	384,089	—
Distributions from subsidiaries	—	677,573	9	—	(677,582)	—
Net cash provided by (used in) investing activities	—	273,457	175,343	(3,274)	(293,493)	152,033
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(24,977)	(69)	—	—	(25,046)
Proceeds from Bank Credit Facility	—	294,000	—	—	—	294,000
Repayment of Bank Credit Facility	—	(54,000)	—	—	—	(54,000)
Repayment of LLC Credit Facility	—	(403,000)	—	—	—	(403,000)
Deferred financing costs	—	(17,469)	—	—	—	(17,469)
Payments of capital lease	—	—	(6,958)	—	—	(6,958)
Capital contributions	—	—	382,089	2,000	(384,089)	—
Distributions to subsidiaries	—	—	(677,573)	(9)	677,582	—
Net cash provided by (used in) financing activities	—	(205,446)	(302,511)	1,991	293,493	(212,473)

Net increase in cash, cash equivalents and restricted cash	—	13,069	33,137	465	—	46,671
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	22,316	9,047	2,070	—	33,433
Balance, end of period	$—	$35,385	$42,184	$2,535	$—	$80,104

Note 13 – Subsequent Events

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

Whistler Acquisition. On August 31, 2018, we completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), (the “Whistler Acquisition”) for $52.6 million ($14.8 million net of $37.8 million of cash acquired). See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 2 – Acquisitions” for more information.

Mexico Exchange. On September 11, 2018, we entered into a transaction (the “Hokchi Cross Assignment”) with Hokchi Energy, S.A. de C.V. ("Hokchi"), a subsidiary of Pan American Energy (“PAE”), to cross assign 25% participation interests ("PI") in each of Block 2 and Block 31. Our assignment of a 25% PI in Block 2 to Hokchi closed on December 21, 2018, and Hokchi has assumed operator responsibilities with respect to Block 2. Hokchi’s assignment of Block 31 to us closed on May 22, 2019. In addition, Premier Oil Plc exercised its option to reduce its PI in Block 2 to zero and assigned a 5% PI to each of Sierra and Talos. Following the completion of the Hokchi Cross Assignment, we own a 25% PI in each of Block 2 and Block 31, and Hokchi is the operator of both blocks.

Write-down of oil and natural gas properties. As a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date, we recorded a non-cash $12.4 million impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations.

Gunflint Acquisition. On January 11, 2019, pursuant to a Purchase Sale Agreement with Samson Offshore Mapleleaf, LLC, we acquired an approximate 9.6% non-operated working interest in the Gunflint Field located in the Mississippi Canyon area for $29.6 million ($27.9 million after customary purchase price adjustments). See “Part I, Item 1. Condensed Consolidated Financial Statements – Note 2 – Acquisitions” for more information.

Transaction Expenses. We incurred transaction and restructuring costs associated with the Stone Combination and the integration of the businesses of Stone and Talos Energy LLC that are not reflected in our comparative historical results of operations.

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

Third Party Downtime. We are vulnerable to third party downtime events impacting the transportation, gathering or processing of production. Production from the Phoenix Field is processed through the Helix Producer I (“HP-I”), which is leased from and operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field.

During the six months ended June 30, 2019, Helix dry-docked the HP-I. After conducting sea trials, production resumed in late March 2019, resulting in a total shut-in period of 57 days. The shut-in resulted in deferred production of 6.6 Mboepd during the six months ended June 30, 2019 when compared to the same period in 2018. For the six months ended June 30, 2019 and 2018, the Phoenix Field produced 13.7 MBoepd and 19.3 MBoepd, respectively.

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

BOEM Bonding Requirements. In order to cover the various decommissioning obligations of lessees on the Outer Continental Shelf (“OCS”), Bureau of Ocean Energy Management (“BOEM”) generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, BOEM issued the NTL 2016-N01 (“the 2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, right of ways (“ROWs”) and right of use easements (“RUEs”). The 2016 NTL became effective in September 2016, but BOEM subsequently postponed any implementation of the 2016 NTL and has indicated they will be issuing a modified or substitute NTL or a proposed rule. This extension for implementation currently remains in effect. We remain in active discussions with government regulators and industry peers with regard to any future rulemaking and financial assurance requirements. Notwithstanding BOEM’s 2016 NTL, BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us as a result of the 2016 NTL, to the extent implemented, as well as any other future BOEM directives, or any other changes to BOEM’s rules applicable to our or any of our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

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

Oil Spill Response Plan. We maintain a Regional Oil Spill Response Plan that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by Bureau of Safety and Environmental Enforcement bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. Additionally, these plans are tested and drills are conducted periodically at all levels.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and sales prices for the for the three and six months ended June 30, 2019 and 2018 (in thousands, unless otherwise stated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil revenue	$256,908	$180,161	$412,587	$307,854
Natural gas revenue	14,746	16,448	29,193	29,171
NGL revenue	6,645	7,297	11,711	12,731
Other revenue	8,511	—	12,032	—
Total revenue	$286,810	$203,906	$465,523	$349,756
Sales volume data:
Oil production volume (MBbls)	4,006	2,651	6,669	4,682
Oil production volume (MBblpd)	44.0	29.1	36.8	25.9
Natural gas production volume (MMcf)	6,008	5,948	11,192	10,069
Natural gas production volume (MMcfpd)	66.0	65.4	61.8	55.6
NGL production volume (MBbls)	362	273	617	471
NGL production volume (MBblpd)	4.0	3.0	3.4	2.6
Total production volume (Mboe)	5,369	3,915	9,151	6,831
Total production volume (Mboepd)	59.0	43.0	50.6	37.7
Average sale price per unit:
Average oil sales price per Bbl	$64.13	$67.96	$61.87	$65.75
Average natural gas sale price per Mcf	$2.45	$2.77	$2.61	$2.90
Average NGL sale price per Bbl	$18.36	$26.73	$18.98	$27.03
Price per Boe	$51.83	$52.08	$49.56	$51.20
Price per Boe (including realized commodity derivatives)	$50.06	$38.28	$48.18	$43.29

Comparison of the Three Months Ended June 30, 2019 and 2018

Total revenue for the three months ended June 30, 2019 was $286.8 million compared to $203.9 million for the three months ended June 30, 2018, an increase of approximately $82.9 million, or 41%.

Oil revenue increased approximately $76.7 million, or 43%, during the three months ended June 30, 2019 compared to the corresponding period in 2018. The change was a result of an increase of $92.1 million from a 14.9 MBblpd increase in production volumes, partially offset by a decrease of $15.3 million due to a $3.83 per Bbl lower price realization. The increase in oil production volumes was primarily attributable to 9.2 MBblpd of production from assets acquired in the Stone Combination and Whistler Acquisition and 5.6 MBblpd from the Tornado 3 well and Boris 3 well in the Phoenix Field, which were completed and commenced production during the second quarter of 2019.

Natural gas revenue decreased approximately $1.7 million, or 10%, during the three months ended June 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $1.9 million due to a $0.32 per Mcf lower price realization partially offset by an increase of $0.2 million from a 0.7 MMcfpd increase in production volumes.

NGL revenue decreased approximately $0.7 million, or 9%, during the three months ended June 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $3.0 million due to $8.37 per Bbl lower price realization partially offset by an increase of $2.4 million due to a 1.0 MBoepd increase in production volumes.

Other revenue increased $8.5 million as a result of a multi-year federal royalty refund claim.

Comparison of the Six Months Ended June 30, 2019 and 2018

Total revenue for the six months ended June 30, 2019 was $465.5 million compared to $349.8 million for the six months ended June 30, 2018, an increase of approximately $115.7 million, or 33%.

Oil revenue increased approximately $104.7 million, or 34%, during the six months ended June 30, 2019 compared to the corresponding period in 2018. The change was a result of an increase of $130.6 million from a 10.9 MBblpd increase in production volumes, partially offset by a decrease of $25.9 million due to a $3.88 per Bbl lower price realization. The increased oil production volumes were primarily attributable to 13.6 MBblpd of production from assets acquired in the Stone Combination and Whistler Acquisition and 2.8 MBblpd from the Tornado 3 well and Boris 3 well in the Phoenix Field that were completed and commenced production during the second quarter of 2019, partially offset by a reduction of 5.1 MBblpd of production from the Phoenix Field, primarily resulting from the shut-in of the HP-I for regulatory-mandated dry-dock.

Natural gas revenue was flat during the six months ended June 30, 2019 compared to the corresponding period in 2018. Natural gas revenue was flat as a result of an increase of $3.3 million from a 6.2 MMcfpd increase in volumes, partially offset by a decrease of $3.2 million due to a $0.29 per Mcf lower price realization. The increased natural gas production volumes were primarily attributable to 12.1 MMcfpd of production from assets acquired in the Stone Combination and Whistler Acquisition and 2.3 MMcfpd to the Tornado 3 well and Boris 3 that were completed and commenced production during the second quarter of 2019, partially offset by a reduction of 5.5 Mcfpd of production, resulting from the shut-in of the HP-I for regulatory-mandated dry-dock.

NGL revenue decreased approximately $1.0 million, or 8%, during the six months ended June 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $5.0 million due to $8.05 per Bbl lower price realization, partially offset by an increase of $3.9 million from a 0.8 MBblpd increase in production volumes.

Other revenue increased $12.0 million as a result of a multi-year federal royalty refund claim.

Operating Expenses

The information below provides the details of our operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands, except per Boe amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Lease operating expenses:
Direct lease operating expense	$37,975	$34,060	$78,804	$58,975
Insurance	4,184	4,259	8,295	6,934
Production taxes	506	564	1,088	955
Total lease operating expense	42,665	38,883	88,187	66,864
Workover and maintenance expense	12,296	17,714	35,315	24,619
Depreciation, depletion and amortization	95,806	67,726	160,393	116,766
Write-down of oil and natural gas properties	12,361	—	12,361	—
Accretion expense	9,945	9,492	19,552	14,252
General and administrative expense	18,865	30,880	36,474	39,460
Total operating expenses	$191,938	$164,695	$352,282	$261,961
Average cost per Boe:
Lease operating expenses:
Direct lease operating expense	$7.07	$8.70	$8.61	$8.63
Insurance	0.78	1.09	0.91	1.02
Production taxes	0.10	0.14	0.12	0.14
Total lease operating expenses	7.95	9.93	9.64	9.79
Workover and maintenance expense	2.29	4.52	3.86	3.60
Depreciation, depletion and amortization	17.84	17.30	17.53	17.09
Write-down of oil and natural gas properties	2.30	—	1.35	—
Accretion expense	1.86	2.43	2.13	2.09
General and administrative expense	3.51	7.89	3.99	5.78
Total operating expenses	$35.75	$42.07	$38.50	$38.35

Comparison of the Three Months Ended June 30, 2019 and 2018

Lease operating expense. Total lease operating expense for three months ended June 30, 2019 was $42.7 million compared to $38.9 million for the three months ended June 30, 2018, an increase of approximately $3.8 million, or 10%. This increase was primarily related to $1.2 million of lease operating expense incurred in connection with assets acquired in the Stone Combination and $1.4 million in connection with the Whistler Acquisition. The remaining $1.2 million increase is attributable to increases in direct expenses and transportation expenses, offset by an increase in process and handling reimbursements. On a per unit basis, lease operating expense decreased $1.98 per Boe.

Workover and maintenance expense. Workover and maintenance expense for the three months ended June 30, 2019 was $12.3 million compared to $17.7 million for the three months ended June 30, 2018, a decrease of approximately $5.4 million, or 31%. The decrease is primarily attributable to a $3.2 million decrease in facility maintenance expense incurred in our South Marsh Island 130 Field in the comparable period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended June 30, 2019 was $95.8 million compared to $67.7 million for the three months ended June 30, 2018, an increase of approximately $28.1 million, or 41%. The change is primarily attributable to an increase of $27.6 million of depletion expense as a result of increased production and a $0.49 increase in the depletion rate per Boe.

Write-down of oil and natural gas properties. During the three months ended, June 30, 2019, we recorded a $12.4 million impairment as a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date.

General and administrative expense. General and administrative expense for the three months ended June 30, 2019 was $18.9 million compared to $30.9 million for the three months ended June 30, 2018, a decrease of approximately $12.0 million, or 39%. The change is attributable to a decrease of $17.7 million in transaction related costs primarily related to the Stone Combination, partially offset by an increase of $5.7 million in other administrative costs, the majority of which are attributable to expenses related to additional professional services, information technology and compliance that were incurred subsequent to the Stone Combination. On a per unit basis, general and administrative expense decreased $4.38 per Boe.

Comparison of the Six Months Ended June 30, 2019 and 2018

Lease operating expense. Total lease operating expense for six months ended June 30, 2019 was $88.2 million compared to $66.9 million for the six months ended June 30, 2018, an increase of approximately $21.3 million, or 32%. The increase was primarily related to $10.8 million of lease operating expense incurred in connection with assets acquired in the Stone Combination and $3.1 million in the Whistler Acquisition. Additionally, we incurred an increase of $3.2 million in process handling and non-operated expenses primarily attributable to the Gunflint Acquisition and received $1.9 million less in reimbursements under our production handling agreements. On a per unit basis, lease operating expense decreased $0.15 per Boe to $9.64 per Boe.

Workover and maintenance expense. Workover and maintenance expense for the six months ended June 30, 2019 was $35.3 million compared to $24.6 million for the six months ended June 30, 2018, an increase of approximately $10.7 million, or 43%. The change is primarily a result of an increase of $6.9 million in the Phoenix Field from expenditures incurred during regulatory scheduled dry dock of the HP-I, $3.6 million in connection with assets acquired in the Stone Combination and $2.7 million from the Whistler Acquisition.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the six months ended June 30, 2019 was $160.4 million compared to $116.8 million for the six months ended June 30, 2018, an increase of approximately $43.6 million, or 37%. The change is primarily attributable to an increase of $42.6 million of depletion expense as a result of increased production and an $0.36 increase in the depletion rate per Boe.

Write-down of oil and natural gas properties. During the six months ended, June 30, 2019, we recorded a $12.4 million impairment as a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 Production Sharing Contract’s expiration date.

General and administrative expense. General and administrative expense for the six months ended June 30, 2019 was $36.5 million compared to $39.5 million for the six months ended June 30, 2018, a decrease of approximately $3.0 million, or 8%. The change is attributable to a decrease of $17.1 million in transaction related costs primarily related to the Stone Combination, partially offset by an increase of $5.2 million in employee related costs and $9.4 million in other administrative costs, the majority of which are attributable to expenses related to additional professional services, information technology and compliance that were incurred subsequent to the Stone Combination. On a per unit basis, general and administrative expense decreased $1.79 per Boe.

Other Expenses

The information below provides the details of our other expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other expenses:
Interest expense	$(24,932)	$(21,678)	$(50,150)	$(41,420)
Price risk management activities expense	$29,990	$(91,176)	$(79,589)	$(143,152)
Other income (expenses)	$831	$(1,269)	$1,264	$(1,078)
Income tax expense	$(5,997)	$—	$362	$—

Comparison of the Three Months Ended June 30, 2019 and 2018

Price risk management activities. Price risk management activities for the three months ended June 30, 2019 resulted in $30.0 million of income compared to an expense of $91.2 million for the three months ended June 30, 2018. The income of $30.0 million for the three months ended June 30, 2019 consists of $9.5 million in cash settlement losses and $39.5 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $91.2 million for the three months ended June 30, 2018 consists of cash settlement losses of $33.6 million and a $57.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month.

Income Tax Expense. For the three months ended June 30, 2019, our effective tax rate was 6.0%. Our effective tax rate in 2019 differed from the statutory rate of 21% due to a reduction to the valuation allowance. For the three months ended June 30, 2018, our 0.0% effective tax rate differed from the federal statutory rate of 21% because the Company recorded a valuation allowance for its deferred tax assets.

Comparison of the Six Months Ended June 30, 2019 and 2018

Price risk management activities. Price risk management activities for the six months ended June 30, 2019 resulted in $79.6 million of expense compared to an expense of $143.2 million for the six months ended June 30, 2018. The expense of $79.6 million for the six months ended June 30, 2019 consists of $12.6 million in cash settlement losses and $67.0 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $143.2 million for the six months ended June 30, 2018 consists of cash settlement losses of $54.1 million and a $89.1 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month.

Income Tax Effect. For the six months ended June 30, 2019, our effective tax rate was 2.4%. Our effective tax rate in 2019 differed from the statutory rate of 21% due to a reduction to the valuation allowance. For the six months ended June 30, 2018, our 0.0% effective tax rate differed from the federal statutory rate of 21% because the Company recorded a valuation allowance for its deferred tax assets.

Supplemental Non-GAAP Measure

Adjusted EBITDA

“Adjusted EBITDA” is not a measure of net income (loss) as determined by GAAP. We use this measure as a supplemental measure because we believe it provides meaningful information to our investors. We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, accretion expense, transaction related costs, the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives), non-cash write-down of oil and natural gas properties and non-cash equity based compensation expense. We believe the presentation of Adjusted EBITDA is important to provide management and investors with (i) additional information to evaluate, with certain adjustments, items required or permitted in calculating covenant compliance under our debt agreements, (ii) important supplemental indicators of the operational performance of our business, (iii) additional criteria for evaluating our performance relative to our peers and (iv) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands, except for Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$94,764	$(74,912)	$(14,872)	$(97,855)
Interest expense	24,932	21,678	50,150	41,420
Income tax expense (benefit)	5,997	—	(362)	—
Depreciation, depletion and amortization	95,806	67,726	160,393	116,766
Write-down of oil and natural gas properties	12,361	—	12,361	—
Accretion expense	9,945	9,492	19,552	14,252
Loss on debt extinguishment	—	1,408	—	1,408
Transaction related costs	710	18,361	3,203	20,310
Derivative fair value (gain) loss(1)	(29,990)	91,176	79,589	143,152
Net cash payments on settled derivative instruments(1)	(9,543)	(33,643)	(12,562)	(54,056)
Non-cash equity-based compensation expense	1,961	1,489	3,220	1,559
Adjusted EBITDA	$206,943	$102,775	$300,672	$186,956

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of June 30, 2019, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $358.9 million.

As of June 30, 2019, total debt, net of discount and deferred financing costs, was approximately $697.1 million, comprised of our $382.5 million aggregate principal amount of the 11.00% Second-Priority Senior Secured Notes due 2022 (“11.00% Senior Secured Notes”), $6.1 million aggregate principal amount of our 7.50% Senior Secured Notes due 2022 issued by Stone (“7.50% Stone Senior Notes”) and $308.6 million outstanding under our Bank Credit Facility. During June, 2019, we repaid $10.4 million in aggregate remaining principal and accrued interest on the Stone 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). We were in compliance with all debt covenants at June 30, 2019. For additional details on our debt, see “Part I, Item 1. Condensed Consolidated Financial Statements – Note 6 – Debt.”

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

As of June 30, 2019, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $637.5 million. In July 2016, the BOEM issued the 2016 NTL to clarify the procedures and guidelines the BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet the BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

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

Bank Credit Facility

The Company and Talos Production LLC, our wholly-owned subsidiary, executed the Bank Credit Facility in conjunction with the Stone Combination with a syndicate of financial institutions, with an initial borrowing base of $600.0 million. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Senior Secured Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter.

As of June 30, 2019, our borrowing base was set at $850.0 million with commitments held at $600.0 million, of which no more than $200 million can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at June 30, 2019. As of June 30, 2019, the Bank Credit Facility had approximately $269.8 million of undrawn commitments (taking into account $15.2 million letters of credit and $315.0 million drawn from the Bank Credit Facility).

Subsequent event. On July 3, 2019, the Company and Talos Production LLC entered into a Joinder, First Amendment to Credit Agreement, and Borrowing Base Reaffirmation Agreement in which (a) the $850 million borrowing base was reaffirmed, (b) the commitments were increased from $600.0 million to $850.0 million, (c) three additional financial institutions were joined as lenders to the syndicate and (d) certain other amendments were made to the Bank Credit Facility as more particularly described therein.

Building Loan. In connection with the Stone Combination, we assumed Stone’s Building Loan maturing on November 20, 2030. The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. During June 2019, the Company repaid $10.4 million aggregate remaining principal, plus accrued interest, of the Building Loan using proceeds from the sale of an office building in Lafayette acquired in the Stone Combination and cash on hand. As of June 30, 2019, there is no outstanding balance under the Building Loan.

Overview of Cash Flow Activities

The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$182,621	$107,111
Investing activities	$(257,148)	$152,033
Financing activities	$22,470	$(212,473)

Operating Activities. Net cash provided by operating activities increased $75.5 million in the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in revenue.

Investing Activities. Net cash (used in) provided by investing activities increased $409.2 million in the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in capital expenditures of $88.6 million. Additionally, we paid $32.9 million for acquisitions during the six months ended June 30, 2019 versus receiving $293.0 million for cash acquired for acquisitions during the six months ended June 30, 2018.

Financing Activities. Net cash provided by (used in) financing activities increased $234.9 million in the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to receiving net proceeds of approximately $40.0 million from the Bank Credit Facility and other obligations, partially offset by a $10.6 million repayment of the Building Loan for the six months ended June 30, 2019 compared to net repayments of approximately $205.0 million for the comparative period in 2018.

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

The following is a table of our capital expenditures for the six months ended June 30, 2019 (in thousands):

U.S. drilling & completions	$184,136
Mexico appraisal & exploration	56,260
Asset management	35,031
Seismic and G&G, land, capitalized G&A and other	35,415
Total capital expenditures	$310,842
Plugging & abandonment	32,206
Total capital expenditures and plugging & abandonment	$343,048

Capital expenditures and plugging and abandonment for the remainder of 2019 are estimated to be approximately $122.0 million to $142.0 million, which we plan to fund through cash flows from operations and borrowings under our Bank Credit Facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Talos Energy Inc. (incorporated by reference to Exhibit 3.1 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

3.2	Amended & Restated Bylaws of Talos Energy Inc. (incorporated by reference to Exhibit 3.2 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.1	Offer Letter between Talos Energy Inc. and Shannon Young, dated as of April 13, 2019 (incorporated by referenced to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on April 24, 2019).

10.2	Indemnification Agreement (Shannon E. Young III), effective as of May 16, 2019 (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K filed with the SEC on April 24, 2019).

10.3

Transition, Separation and Release Agreement between Michael L. Harding II and Talos Energy Operating Company LLC, dated as of June 18, 2019 (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on June 19, 2019).

10.4

Joinder, First Amendment to Credit Agreement, and Borrowing Base Reaffirmation Agreement, dated as of July 3, 2019, by and among Talos Energy Inc., as holdings, Talos Production LLC, as borrower, each other credit party, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender, and the lenders (including the new lenders) party thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on July 10, 2019).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	August 7, 2019	By:	/s/ Shannon E. Young III
Shannon E. Young III

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Authorized Signatory)