Form 10-Q
period 2019-09-30
TALOS ENERGY INC.
filed 2019-11-06
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 54,196,984 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in or incorporated by reference into this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,682	$139,914
Restricted cash	—	1,248
Accounts receivable
Trade, net	108,354	103,025
Joint interest, net	17,562	20,244
Other	31,768	19,686
Assets from price risk management activities	43,058	75,473
Prepaid assets	39,378	38,911
Income tax receivable	—	10,701
Other current assets	1,952	7,644
Total current assets	332,754	416,846
Property and equipment:
Proved properties	4,012,100	3,629,430
Unproved properties, not subject to amortization	178,174	108,209
Other property and equipment	28,690	33,191
Total property and equipment	4,218,964	3,770,830
Accumulated depreciation, depletion and amortization	(1,967,610)	(1,719,609)
Total property and equipment, net	2,251,354	2,051,221
Other long-term assets:
Assets from price risk management activities	7,820	—
Other well equipment inventory	9,251	9,224
Operating lease assets	8,082	—
Other assets	2,624	2,695
Total assets	$2,611,885	$2,479,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,737	$51,019
Accrued liabilities	169,152	188,650
Accrued royalties	37,763	38,520
Current portion of long-term debt	—	443
Current portion of asset retirement obligations	63,404	68,965
Liabilities from price risk management activities	3,832	550
Accrued interest payable	21,058	10,200
Current portion of operating lease liabilities	1,416	—
Other current liabilities	18,993	22,071
Total current liabilities	411,355	380,418
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	697,192	654,861
Asset retirement obligations	321,808	313,852
Liabilities from price risk management activities	750	—
Operating lease liabilities	17,249	—
Other long-term liabilities	88,707	123,359
Total liabilities	1,537,061	1,472,490
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 54,196,145 and 54,155,768 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	542	542
Additional paid-in capital	1,342,993	1,334,090
Accumulated deficit	(268,711)	(327,136)
Total stockholders' equity	1,074,824	1,007,496
Total liabilities and stockholders' equity	$2,611,885	$2,479,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and other:
Oil revenue	$211,899	$248,100	$624,486	$555,954
Natural gas revenue	12,545	20,193	41,738	49,364
NGL revenue	3,384	14,575	15,095	27,306
Other	1,029	—	13,061	—
Total revenue	228,857	282,868	694,380	632,624
Operating expenses:
Direct lease operating expense	43,439	42,090	122,243	101,065
Insurance	4,167	4,125	12,462	11,059
Production taxes	(21)	578	1,067	1,533
Total lease operating expense	47,585	46,793	135,772	113,657
Workover and maintenance expense	14,210	25,084	49,525	49,703
Depreciation, depletion and amortization	88,125	87,808	248,518	204,574
Write-down of oil and natural gas properties	1,417	—	13,778	—
Accretion expense	7,316	10,162	26,868	24,414
General and administrative expense	17,321	21,660	53,795	61,120
Total operating expenses	175,974	191,507	528,256	453,468
Operating income	52,883	91,361	166,124	179,156
Interest expense	(23,123)	(24,837)	(73,273)	(66,257)
Price risk management activities income (expense)	43,760	(53,330)	(35,829)	(196,482)
Other income (expense)	567	(85)	1,831	(1,163)
Income (loss) before income taxes	74,087	13,109	58,853	(84,746)
Income tax expense	(790)	—	(428)	—
Net income (loss)	$73,297	$13,109	$58,425	$(84,746)

Net income (loss) per common share:
Basic	$1.35	$0.24	$1.08	$(1.96)
Diluted	$1.35	$0.24	$1.07	$(1.96)
Weighted average common shares outstanding:
Basic	54,200	54,156	54,178	43,329
Diluted	54,430	54,164	54,364	43,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amounts	Capital	Deficit	Equity
Balance at June 30, 2018	54,155,768	$542	$1,331,834	$(646,531)	$685,845
Equity based compensation	—	—	810	—	810
Net income	—	—	—	13,109	13,109
Balance at September 30, 2018	54,155,768	$542	$1,332,644	$(633,422)	$699,764

Balance at June 30, 2019	54,191,693	$542	$1,339,507	$(342,008)	$998,041
Equity based compensation	6,527	—	3,529	—	3,529
Shares withheld for taxes on equity transactions	(2,075)	—	(43)	—	(43)
Net income	—	—	—	73,297	73,297
Balance at September 30, 2019	54,196,145	$542	$1,342,993	$(268,711)	$1,074,824

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance at December 31, 2017	31,244,085	$312	$493,952	$(548,351)	$(54,087)
Cumulative effect adjustment	—	—	—	(325)	(325)
Sponsor Debt Exchange	2,874,049	29	101,971	—	102,000
Stone Combination	20,037,634	201	731,763	—	731,964
Equity based compensation	—	—	4,958	—	4,958
Net loss	—	—	—	(84,746)	(84,746)
Balance at September 30, 2018	54,155,768	$542	$1,332,644	$(633,422)	$699,764

Balance at December 31, 2018	54,155,768	$542	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	52,574	—	9,229	—	9,229
Shares withheld for taxes on equity transactions	(12,197)	—	(326)	—	(326)
Net income	—	—	—	58,425	58,425
Balance at September 30, 2019	54,196,145	$542	$1,342,993	$(268,711)	$1,074,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$58,425	$(84,746)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	275,386	228,988
Write-down of oil and natural gas properties	13,778	—
Amortization of deferred financing costs and original issue discount	3,723	3,589
Equity based compensation, net of amounts capitalized	5,164	2,129
Price risk management activities expense	35,829	196,482
Net cash paid on settled derivative instruments	(7,202)	(94,802)
Settlement of asset retirement obligations	(54,406)	(85,674)
Changes in operating assets and liabilities:
Accounts receivable	(14,729)	(4,460)
Other current assets	11,384	(14,524)
Accounts payable	32,541	(54,029)
Other current liabilities	(26,753)	40,410
Other non-current assets and liabilities, net	(727)	10,324
Net cash provided by operating activities	332,413	143,687
Cash flows from investing activities:
Exploration, development and other capital expenditures	(372,920)	(174,349)
Cash (paid for) acquired in acquisitions	(32,916)	278,409
Proceeds from sale of other property and equipment	5,369	—
Net cash provided by (used in) investing activities	(400,467)	104,060
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(10,567)	(25,151)
Proceeds from Bank Credit Facility	75,000	319,000
Repayment of Bank Credit Facility	(25,000)	(54,000)
Repayment of LLC Bank Credit Facility	—	(403,000)
Deferred financing costs	(1,268)	(16,990)
Other deferred payments	(9,921)	—
Payments of finance lease	(10,344)	(9,874)
Employee stock transactions	(326)	—
Net cash provided by (used in) financing activities	17,574	(190,015)

Net increase (decrease) in cash, cash equivalents and restricted cash	(50,480)	57,732
Cash, cash equivalents and restricted cash:
Balance, beginning of period	141,162	33,433
Balance, end of period	$90,682	$91,165

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$24,622	$36,775
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$36,011	$27,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

On February 3, 2012, Talos Energy LLC completed a transaction with certain funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which Talos Energy LLC received a private equity capital commitment.

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. The unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”).

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

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “Talos,” the “Company,” “we,” “us” or “our” refer to Talos Energy Inc. and its wholly-owned subsidiaries.

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

Acquisition of Whistler Energy II, LLC

On August 31, 2018, the Company completed the acquisition of all the issued and outstanding membership interests of Whistler Energy II, LLC (“Whistler”) from Whistler Energy II Holdco, LLC, an affiliate of Apollo Funds (the “Whistler Acquisition”), for $52.6 million ($14.8 million, net of $37.8 million of cash acquired). The $37.8 million of cash acquired consists of $30.8 million of cash collateral posted by Whistler and released by third party surety companies at closing and $7.0 million of cash on hand for working capital purposes. Through the acquisition, the Company acquired and assumed all of Whistler’s oil and natural gas assets and the associated asset retirement obligations for interests located in Green Canyon Block 18, Green Canyon Block 60 and Ewing Bank Blocks 944 and 988, including a fixed production platform on Green Canyon Block 18.

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

The following table presents revenue and net income attributable to the assets acquired in the Stone Combination for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$97,213	$134,989	$313,335	$204,298
Net income	$40,775	$75,968	$147,186	$120,390

Pro Forma Financial Information (Unaudited)

The following supplemental pro forma information (in thousands, except per common share amounts), presents the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 as if the Stone Combination had occurred on January 1, 2018. The unaudited pro forma information was derived from historical combined statements of operations of the Company and Stone and adjusted to include (i) depletion and accretion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect the debt transactions contemplated by the Exchange Agreement and (iii) general and administrative expense adjusted for transaction related costs incurred. This information does not purport to be indicative of results of operations that would have occurred had the Stone Combination occurred on January 1, 2018, nor is such information indicative of any expected future results of operations.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$282,868	$754,520
Net income (loss)	$20,566	$(30,645)
Basic net income (loss) per common share	$0.38	$(0.71)
Diluted net income (loss) per common share	$0.38	$(0.71)

Note 3 — Property, Plant and Equipment

Proved Properties. The Company’s interests in proved oil and natural gas properties are located in the U.S., primarily in the Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

At September 30, 2019, the Company’s ceiling test computation of its U.S. oil and natural gas properties was based on SEC pricing of $63.88 per Bbl of oil, $2.81 per Mcf of natural gas and $24.26 per Bbl of NGLs. During the three and nine months ended September 30, 2019 and 2018, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties.

Unproved Properties. Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the U.S. Gulf of Mexico federal lease sales, certain geological and geophysical costs, costs associated with certain exploratory wells in progress and capitalized interest. Unproved properties also include costs associated with the two blocks (Block 2 and Block 7) awarded on September 4, 2015 to the Company together with Sierra Oil & Gas S. de R.L de C.V. (“Sierra”) and Premier Oil Plc (“Premier” and collectively, the “Consortium”), located in the shallow waters off the coast of Mexico’s Veracruz and Tabasco states, by the National Hydrocarbons Commission (“CNH”), Mexico’s upstream regulator. On September 4, 2019, the CNH granted a two-year extension under the Consortium’s production sharing contract for Block 7. During any period in which unproved properties are assessed as proved or impaired, the associated costs are transferred to the full cost pool and are subject to amortization.

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

As a result of the Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled and the Block 2 production sharing contract’s expiration date, the Company recorded a $1.4 million and $13.8 million non-cash impairment expense for the three and nine months ended September 30, 2019, respectively, presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations.

Capitalized Overhead. General and administrative expense in the Company’s financial statements is reflected net of capitalized overhead. The Company capitalizes overhead costs directly related to exploration, acquisition and development activities. Capitalized overhead for the three and nine months ended September 30, 2019 was $7.4 million and $21.4 million, respectively. Capitalized overhead for the three and nine months ended September 30, 2018 was $8.7 million and $16.2 million, respectively.

Asset Retirement Obligations. The discounted asset retirement obligations included “Current portion of asset retirement obligations” and “Asset retirement obligations” on the condensed consolidated balance sheets and the changes to that liability during the nine months ended September 30, 2019 were as follows (in thousands):

Asset retirement obligations at December 31, 2018	$382,817
Fair value of asset retirement obligations assumed	5,047
Obligations settled	(54,406)
Fair value of asset retirement obligations divested	(5,450)
Accretion expense	26,868
Obligations incurred	4,111
Changes in estimate	26,225
Asset retirement obligations at September 30, 2019	$385,212
Less: Current portion	63,404
Long-term portion	$321,808

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

The Company has operating leases expiring at various dates, principally for office space, drilling rigs, compressors and other equipment necessary to support the Company’s operations. Operating leases are reflected as operating lease assets, current portion of operating lease liabilities and operating lease liabilities on the condensed consolidated balance sheet. The Company’s operating lease liabilities recognized on the balance sheet as of September 30, 2019 was $18.7 million. Costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying asset is utilized.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost - interest on lease liabilities(1)	$4,728	$14,589
Operating lease cost, excluding short-term leases(2)	822	2,348
Short-term lease cost(3)	17,658	81,897
Variable lease cost(4)	3	8
Total lease cost	$23,211	$98,842

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives are as follows (in thousands):

September 30, 2019
Operating leases:
Operating lease assets	$8,082

Current portion of operating leases	$1,416
Operating lease liabilities	17,249
Total operating lease liabilities	$18,665

Finance leases:
Proved property (1)	$124,299

Other current liabilities	$16,578
Other long-term liabilities	66,746
Total finance lease liabilities	$83,324

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

Minimum future commitments by year for the Company’s leases as of September 30, 2019 are presented in the table below (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$453	$8,314
2020	2,746	33,257
2021	4,079	33,257
2022	4,302	33,257
2023	4,237	13,858
Thereafter	19,105	—
Total lease payments	$34,922	$121,943
Imputed interest	(16,257)	(38,619)
Total	$18,665	$83,324

September 30, 2019
Weighted average remaining lease term:
Operating leases	9 years
Finance leases	4 years
Weighted average discount rate:
Operating leases	10.2%
Finance leases	21.9%

The table below presents the supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in thousands):

Operating cash outflow from finance leases	$14,589
Financing cash outflow from finance leases	$10,344
Operating cash outflow from operating leases	$1,358

Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,225

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$383,186	$398,685	$381,229	$362,168
7.50% Senior Secured Notes – due May 2022	$6,060	$5,272	$6,060	$5,151
Bank Credit Facility – due May 2022(1)	$307,946	$315,000	$257,448	$265,000
Oil and Natural Gas Derivatives	$46,296	$46,296	$74,923	$74,923

(1)	The carrying amounts are net of discount and deferred financing costs.

As of September 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022. The $390.9 million aggregate principal amount of 11.00% Senior Secured Notes are reported on the condensed consolidated balance sheet as of September 30, 2019 at their carrying value, net of original issue discount and deferred financing costs (see Note 6 – Debt). The fair value of the 11.00% Senior Secured Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Secured Notes – due May 2022. The $6.1 million aggregate principal amount of 7.50% Stone Senior Notes are reported on the condensed consolidated balance sheet as of September 30, 2019 at their carrying value (see Note 6 – Debt). The fair value of the 7.50% Stone Senior Notes are estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – due May 2022. In May 2018, in conjunction with the Stone Combination, the Company and Talos Production LLC, our wholly-owned subsidiary, executed a new bank credit facility with an initial borrowing base of $600.0 million (the “Bank Credit Facility”) which is reported on the condensed consolidated balance sheet as of September 30, 2019 at its carrying value net of deferred financing costs (see Note 6 – Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash received (paid) on settled derivative instruments	$5,360	$(40,746)	$(7,202)	$(94,802)
Unrealized gain (loss)	38,400	(12,584)	(28,627)	(101,680)
Price risk management activities income (expense)	$43,760	$(53,330)	$(35,829)	$(196,482)

The following table reflects the contracted volumes and weighted average prices the Company will receive under its derivative contracts as of September 30, 2019:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
Oct 2019 - Dec 2019	Swap	29,468	$56.04	$—	$—
Jan 2020 - Dec 2020	Swap	13,492	$56.13	$—	$—
Jan 2020 - Dec 2020	Costless collars	7,481	$—	$55.00	$64.23
Natural Gas – Henry Hub NYMEX:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
Oct 2019 - Dec 2019	Swap	37,475	$2.92	$—	$—
Jan 2020 - Dec 2020	Swap	16,216	$2.78	$—	$—

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

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$50,878	$—	$50,878
Liabilities:
Oil and natural gas derivatives	—	(4,582)	—	(4,582)
Total net asset	$—	$46,296	$—	$46,296

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$75,473	$—	$75,473
Liabilities:
Oil and natural gas derivatives	—	(550)	—	(550)
Total net asset	$—	$74,923	$—	$74,923

Financial Statement Presentation. Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis on its condensed consolidated balance sheets. The following table presents the fair value of derivative financial instruments at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$43,058	$3,832	$75,473	$550
Non-current	7,820	750	—	—
Total	$50,878	$4,582	$75,473	$550

Credit Risk. The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2019 represent derivative instruments from twelve counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and ten of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

Description	September 30, 2019	December 31, 2018
11.00% Second-Priority Senior Secured Notes – due April 2022	$390,868	$390,868
7.50% Senior Secured Notes – due May 2022	6,060	6,060
Bank Credit Facility – due May 2022	315,000	265,000
4.20% Building Loan – due November 2030	—	10,567
Total debt, before discount and deferred financing cost	711,928	672,495
Discount and deferred financing cost	(14,736)	(17,191)
Total debt, net of discount and deferred financing cost	$697,192	$655,304
Less: current portion of long-term debt	—	(443)
Long-term debt, net of discount and deferred financing costs	$697,192	$654,861

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

The indenture governing the 11.00% Senior Secured Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Senior Secured Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at September 30, 2019.

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

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On July 3, 2019, the Company and Talos Production LLC entered into a Joinder, First Amendment to Credit Agreement, and Borrowing Base Reaffirmation Agreement in which, (a) the $850.0 million borrowing base was reaffirmed, (b) the commitments were increased from $600.0 million to $850.0 million, (c) three additional financial institutions were joined as lenders to the syndicate and (d) certain other amendments were made to the Bank Credit Facility as more particularly described therein. The Company’s scheduled redetermination meeting was held October 30, 2019, with results expected in November 2019.

As of September 30, 2019, the Company’s borrowing base and commitments were $850.0 million, of which no more than $200 million can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at September 30, 2019. As of September 30, 2019, the Bank Credit Facility had approximately $521.4 million of undrawn commitments (taking into account $13.6 million letters of credit and $315.0 million drawn from the Bank Credit Facility).

Building Loan – due November 2030. In connection with the Stone Combination, the Company assumed Stone’s 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. During June 2019, the Company repaid and discharged $10.4 million aggregate remaining principal, plus accrued interest, of the Building Loan using proceeds from the sale of an office building in Lafayette acquired in the Stone Combination and cash on hand. As of September 30, 2019, there is no outstanding balance under the Building Loan.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Stone Severance Plans

The Company maintained the Stone Energy Corporation Executive Severance Plan and Stone Energy Corporation Employee Severance Plan, each a legacy plan of Talos Petroleum LLC (f/k/a Stone Energy Corporation). The plans provided for the payment of severance benefits to certain individuals who, prior to the Stone Combination, were executive officers or employees of Talos Petroleum LLC, in each case upon an involuntary termination within twelve months of the Closing Date. For the three and nine months ended September 30, 2019, the Company incurred nil and $0.2 million of severance expenses in relation to the Stone Combination, respectively. For the three and nine months ended September 30, 2018, the company incurred nil and $7.5 million of severance expenses in relation to the Stone Combination. Severance expenses are reflected in general and administrative expense on the consolidated statement of operations. As of September 30, 2019, the Company had no obligations outstanding related to the plans. The plans were terminated in July 2019.

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

Restricted Stock Units. During the nine months ended September 30, 2019, the Company granted 732,771 restricted stock units (“RSUs”) under the LTIP to employees and non-employees. The following table summarizes RSU activity for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	138,704	$33.85
Granted	732,771	$24.39
Vested	(68,992)	$33.72
Forfeited	(48,518)	$25.43
Unvested RSUs at September 30, 2019	753,965	$25.21

Performance Stock Units. During the nine months ended September 30, 2019, the Company granted 218,060 performance stock units (“PSUs”) under the LTIP to employees. The following table summarizes PSU activity for the nine months ended September 30, 2019:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	231,542	$44.47
Granted	218,060	$33.96
Vested	—	$—
Forfeited	(26,358)	$39.72
Unvested PSUs at September 30, 2019	423,244	$39.35

The grant date fair value of the PSUs granted during the nine months ended September 30, 2019, calculated using a Monte Carlo simulation, was $7.4 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted in the nine months ended September 30, 2019:

	Grant Date
	March 5, 2019	May 16, 2019
Number of simulations	100,000	100,000
Expected term (in years)	2.8	2.6
Expected volatility	46.9%	44.8%
Risk-free interest rate	2.5%	2.1%
Dividend yield	—%	—%

Share-based Compensation Expense, net.

Share-based compensation expense is reflected as “General administrative expense,” net amounts capitalized to oil and natural gas properties in the consolidated statement of operations. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash used in or provided by operating activities in the condensed consolidated statement of cash flows. The following table summarizes the stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share based compensation	$3,591	$923	$9,568	$5,081
Capitalization	(1,647)	(353)	(4,404)	(2,952)
Share based compensation, net capitalization	$1,944	$570	$5,164	$2,129

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

For the three months ended September 30, 2019, the Company recognized income tax expense of $0.8 million for an effective tax rate of 1.0%. The difference between the Company’s effective tax rate of 1.0% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance. For the three months ended September 30, 2018, the Company’s effective tax rate of 0% differed from the federal statutory rate of 21% because the Company recorded a valuation allowance against its deferred tax assets.

For the nine months ended September 30, 2019, the Company recognized an income tax expense of $0.4 million for an effective tax rate of 0.7%. The difference between the Company’s effective tax rate of 0.7% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance. For the nine months ended September 30, 2018, the Company’s effective tax rate of 0% differed from the federal statutory rate of 21% because the Company recorded a valuation allowance against its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The realization of deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses are deductible. When assessing the need for a valuation allowance on deferred tax assets, the Company considers whether it is more likely than not that some portion or all of them will not be realized. As September 30, 2019, the Company had a valuation allowance related to federal, state and foreign deferred tax assets.

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

The following table presents the computation of basic and diluted earnings per share for Talos Energy Inc. (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$73,297	$13,109	$58,425	$(84,746)
Weighted average common shares outstanding — basic	54,200	54,156	54,178	43,329

Dilutive effect of securities	230	8	186	—
Weighted average common shares outstanding — diluted	54,430	54,164	54,364	43,329
Net income (loss) per common share:
Basic	$1.35	$0.24	$1.08	$(1.96)
Diluted	$1.35	$0.24	$1.07	$(1.96)
Anti-dilutive potentially issuable securities excluded from diluted common shares	4,250	3,538	4,282	3,891

For the periods prior to May 10, 2018, the Company retrospectively adjusted the weighted average shares used in determining earnings per share to reflect the number of shares Talos Energy LLC received in the Stone Combination.
Note 10 — Related Party Transactions

Whistler Acquisition. On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of September 30, 2019 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing. See additional details in Note 2 – Acquisitions.

Equity Registration Rights Agreement. On the Closing Date, the Company entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) with certain Apollo Funds and Riverstone Funds, certain funds controlled by Franklin Advisers, Inc. (“Franklin”) and certain clients of MacKay Shields LLC (“MacKay Shields”) relating to the registered resale of the Company’s common stock owned by such parties as of Closing. The Company will bear all of the expenses incurred in connection with any offer and sale, while the Apollo Funds, Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and commissions or similar charges. Pursuant to the Equity Registration Rights Agreement, on June 4, 2019, the Company filed a registration statement on Form S-3 with the SEC registering the offering of shares of the Company’s common stock by the selling stockholders named therein, which was declared effective by the SEC on June 12, 2019. Fees incurred by the Company in conjunction with the Equity Registration Rights Agreement were nil and $0.7 million for the three and nine months ended September 30, 2019, respectively.

Legal Fees. The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, our Executive Vice President and General Counsel and one of the Company’s executive officers, is a partner at Vinson & Elkins L.L.P. For the three and nine months ended September 30, 2019, we incurred fees of approximately $0.3 million and $1.9 million, respectively, of which $0.6 million remained payable for legal services performed by Vinson & Elkins L.L.P. as of September 30, 2019. For the three and nine months ended September 30, 2018, we incurred fees of approximately $5.0 million and $5.3 million, respectively.

Service Fee Agreement. Talos Energy LLC entered into service fee agreements with Apollo Funds and Riverstone Funds for the provision of certain management consulting and advisory services. Under each agreement, the Company paid a fee equal to the higher of (i) a certain percentage of earnings before interest, income taxes, depletion, depreciation and amortization and (ii) a fixed fee payable quarterly, provided, however, such fees did not exceed in each case $0.5 million, in aggregate, for any calendar year. For the three and nine months ended September 30, 2019, the Company did not incur expenses for these services. For the three and nine months ended September 30, 2018, the Company incurred approximately nil and $0.5 million, respectively. These fees are recognized in “General and administrative expense” on the condensed consolidated statements of operations. In connection with the Stone Combination, the service fee agreements were terminated.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of September 30, 2019, the Company had secured performance bonds totaling approximately $637.3 million. As of September 30, 2019, the Company had $13.6 million in letters of credit issued under its Bank Credit Facility.

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80,621	$3,301	$6,760	$—	$90,682
Restricted cash	—	—	—	—	—	—
Accounts receivable, net
Trade, net	—	—	108,354	—	—	108,354
Joint interest, net	—	—	17,124	438	—	17,562
Other	—	1,347	9,156	21,265	—	31,768
Assets from price risk management activities	—	43,058	—	—	—	43,058
Prepaid assets	—	1,993	37,358	27	—	39,378
Income tax receivable	—	—	—	—	—	—
Other current assets	—	—	1,952	—	—	1,952
Total current assets	—	127,019	177,245	28,490	—	332,754
Property and equipment:
Proved properties	—	—	4,012,100	—	—	4,012,100
Unproved properties, not subject to amortization	—	—	72,342	105,832	—	178,174
Other property and equipment	—	21,999	6,484	207	—	28,690
Total property and equipment	—	21,999	4,090,926	106,039	—	4,218,964
Accumulated depreciation, depletion and amortization	—	(10,302)	(1,957,269)	(39)	—	(1,967,610)
Total property and equipment, net	—	11,697	2,133,657	106,000	—	2,251,354
Other long-term assets:
Assets from price risk management activities	—	7,820	—	—	—	7,820
Other well equipment inventory	—	—	9,251	—	—	9,251
Leased assets	—	3,162	3,412	1,508	—	8,082
Investments in subsidiaries	1,078,993	1,663,746	—	—	(2,742,739)	—
Other assets	54	364	2,140	66	—	2,624
Total assets	$1,079,047	$1,813,808	$2,325,705	$136,064	$(2,742,739)	$2,611,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$279	$2,758	$89,617	$3,083	$—	$95,737
Accrued liabilities	—	1,787	143,112	24,253	—	169,152
Accrued royalties	—	—	37,763	—	—	37,763
Current portion of long-term debt	—	—	—	—	—	—
Current portion of asset retirement obligations	—	—	63,404	—	—	63,404
Liabilities from price risk management activities	—	3,832	—	—	—	3,832
Accrued interest payable	—	20,906	152	—	—	21,058
Leases liabilities	—	70	798	548	—	1,416
Other current liabilities	—	—	18,993	—	—	18,993
Total current liabilities	279	29,353	353,839	27,884	—	411,355
Long-term debt, net of discount and deferred financing costs	—	691,132	6,060	—	—	697,192
Asset retirement obligations	—	—	321,808	—	—	321,808
Liabilities from price risk management activities	—	750	—	—	—	750
Long-term leased liabilities	—	13,580	2,629	1,040	—	17,249
Other long-term liabilities	3,944	—	84,620	143	—	88,707
Total liabilities	4,223	734,815	768,956	29,067	—	1,537,061
Commitments and Contingencies (Note 11)
Stockholders' equity	1,074,824	1,078,993	1,556,749	106,997	(2,742,739)	1,074,824
Total liabilities and stockholders' equity	$1,079,047	$1,813,808	$2,325,705	$136,064	$(2,742,739)	$2,611,885

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$211,690	$209	$—	$211,899
Natural gas revenue	—	—	12,545	—	—	12,545
NGL revenue	—	—	3,384	—	—	3,384
Other revenue	—	—	1,029	—	—	1,029
Total revenue	—	—	228,648	209	—	228,857
Operating expenses:	—	—	—	—	—	—
Direct lease operating expense	—	—	43,439	—	—	43,439
Insurance	—	—	4,167	—	—	4,167
Production taxes	—	—	(21)	—	—	(21)
Total lease operating expense	—	—	47,585	—	—	47,585
Workover and maintenance expense	—	—	14,210	—	—	14,210
Depreciation, depletion and amortization	—	678	87,435	12	—	88,125
Write-down of oil and natural gas properties	—	—	—	1,417	—	1,417
Accretion expense	—	—	7,316	—	—	7,316
General and administrative expense	307	4,803	12,030	181	—	17,321
Total operating expenses	307	5,481	168,576	1,610	—	175,974
Operating income (loss)	(307)	(5,481)	60,072	(1,401)	—	52,883
Interest expense	—	(16,734)	(6,191)	(198)	—	(23,123)
Price risk management activities income	—	43,760	—	—	—	43,760
Other income	—	491	6	70	—	567
Income tax (expense) benefit	(780)	—	4	(14)	—	(790)
Equity earnings (loss) from subsidiaries	74,384	52,348	—	—	(126,732)	—
Net income (loss)	$73,297	$74,384	$53,891	$(1,543)	$(126,732)	$73,297

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$624,277	$209	$—	$624,486
Natural gas revenue	—	—	41,738	—	—	41,738
NGL revenue	—	—	15,095	—	—	15,095
Other revenue			13,061			13,061
Total revenue	—	—	694,171	209	—	694,380
Operating expenses:
Direct lease operating expense	—	—	122,243	—	—	122,243
Insurance	—	—	12,462	—	—	12,462
Production taxes	—	—	1,067	—	—	1,067
Total lease operating expense	—	—	135,772	—	—	135,772
Workover and maintenance expense	—	—	49,525	—	—	49,525
Depreciation, depletion and amortization	—	1,992	246,499	27	—	248,518
Write-down of oil and natural gas properties	—	—	—	13,778	—	13,778
Accretion expense	—	—	26,868	—	—	26,868
General and administrative expense	692	21,035	31,439	629	—	53,795
Total operating expenses	692	23,027	490,103	14,434	—	528,256
Operating income (loss)	(692)	(23,027)	204,068	(14,225)	—	166,124
Interest expense	—	(50,326)	(22,428)	(519)	—	(73,273)
Price risk management activities expense	—	(35,829)	—	—	—	(35,829)
Other income (expense)	—	678	1,242	(89)	—	1,831
Income tax expense	(130)	—	(292)	(6)	—	(428)
Equity earnings (loss) from subsidiaries	59,247	167,751	—	—	(226,998)	—
Net income (loss)	$58,425	$59,247	$182,590	$(14,839)	$(226,998)	$58,425

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$555,954	$—	$—	$555,954
Natural gas revenue	—	—	49,364	—	—	49,364
NGL revenue	—	—	27,306	—	—	27,306
Total revenue	—	—	632,624	—	—	632,624
Operating expenses:
Direct lease operating expense	—	—	101,065	—	—	101,065
Insurance	—	—	11,059	—	—	11,059
Production taxes	—	—	1,533	—	—	1,533
Total lease operating expense	—	—	113,657	—	—	113,657
Workover and maintenance expense	—	—	49,703	—	—	49,703
Depreciation, depletion and amortization	—	1,180	203,391	3	—	204,574
Accretion expense	—	—	24,414	—	—	24,414
General and administrative expense	—	31,340	28,841	939	—	61,120
Total operating expenses	—	32,520	420,006	942	—	453,468
Operating income (loss)	—	(32,520)	212,618	(942)	—	179,156
Interest expense	—	(42,207)	(22,754)	(1,296)	—	(66,257)
Price risk management activities expense	—	(186,873)	(9,609)	—	—	(196,482)
Other income (expense)	—	(1,564)	395	6	—	(1,163)
Equity earnings (loss) from subsidiaries	(84,746)	178,418	—	—	(93,672)	—
Net income (loss)	$(84,746)	$(84,746)	$180,650	$(2,232)	$(93,672)	$(84,746)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(558)	$(64,050)	$412,445	$(15,424)	$—	$332,413
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,577)	(301,603)	(69,740)	—	(372,920)
Cash paid for in acquisitions	—	—	(32,916)	—	—	(32,916)
Proceeds from sales of property			5,369			5,369
Investments in subsidiaries	—	(1,119,219)	—	—	1,119,219	—
Distributions from subsidiaries	—	1,203,194	—	—	(1,203,194)	—
Net cash provided by (used in) investing activities	—	82,398	(329,150)	(69,740)	(83,975)	(400,467)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	—	(10,567)	—	—	(10,567)
Proceeds from Bank Credit Facility	—	75,000	—	—	—	75,000
Repayment of Bank Credit Facility	—	(25,000)	—	—	—	(25,000)
Deferred financing costs	—	(1,268)	—	—	—	(1,268)
Other deferred payments	—	—	(9,921)	—	—	(9,921)
Payments of capital lease	—	—	(10,344)	—	—	(10,344)
Capital contributions	558	—	1,051,661	67,000	(1,119,219)	—
Employee stock transaction	—	—	(326)	—	—	(326)
Distributions to subsidiary issuer	—	—	(1,202,546)	(648)	1,203,194	—
Net cash provided by (used in) financing activities	558	48,732	(182,043)	66,352	83,975	17,574

Net increase (decrease) in cash, cash equivalents and restricted cash	—	67,080	(98,748)	(18,812)	—	(50,480)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	13,541	102,049	25,572	—	141,162
Balance, end of period	$—	$80,621	$3,301	$6,760	$—	$90,682

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Talos	Talos Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(126,105)	$269,841	$(49)	$—	$143,687
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(12,966)	(159,368)	(2,015)	—	(174,349)
Cash acquired in acquisitions	—	—	278,409	—	—	278,409
Investments in subsidiaries	—	(778,148)	—	—	778,148	—
Distributions from subsidiaries	—	1,097,505	(9)	—	(1,097,496)	—
Net cash provided by (used in) investing activities	—	306,391	119,032	(2,015)	(319,348)	104,060
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(24,977)	(174)	—	—	(25,151)
Proceeds from Bank Credit Facility	—	319,000	—	—	—	319,000
Repayment of Bank Credit Facility	—	(54,000)	—	—	—	(54,000)
Repayment of LLC Credit Facility	—	(403,000)	—	—	—	(403,000)
Deferred financing costs	—	(16,990)	—	—	—	(16,990)
Payments of capital lease	—	—	(9,874)	—	—	(9,874)
Capital contributions	—	—	770,436	7,712	(778,148)	—
Distributions to subsidiaries	—	—	(1,095,165)	(2,331)	1,097,496	—
Net cash provided by (used in) financing activities	—	(179,967)	(334,777)	5,381	319,348	(190,015)

Net increase in cash, cash equivalents and restricted cash	—	319	54,096	3,317	—	57,732
Cash, cash equivalents and restricted cash:
Balance, beginning of period	—	22,315	9,048	2,070	—	33,433
Balance, end of period	$—	$22,634	$63,144	$5,387	$—	$91,165

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

Mexico Exchange. On September 11, 2018, we entered into a transaction (the “Hokchi Cross Assignment”) with Hokchi Energy, S.A. de C.V. (“Hokchi”), a subsidiary of Pan American Energy (“PAE”), to cross assign 25% participation interests (“PI”) in each of Block 2 and Block 31. Our assignment of a 25% PI in Block 2 to Hokchi closed on December 21, 2018, and Hokchi has assumed operator responsibilities with respect to Block 2. Hokchi’s assignment of Block 31 to us closed on May 22, 2019. In addition, Premier Oil Plc exercised its option to reduce its PI in Block 2 to zero and assigned a 5% PI to each of Sierra Oil & Gas S. de R.L. de C.V. (“Sierra”) and Talos. Following the completion of the Hokchi Cross Assignment, we own a 25% PI in each of Block 2 and Block 31, and Hokchi is the operator of both blocks.

Write-down of oil and natural gas properties. As a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date, for the three and nine months ended September 30, 2019 we recorded non-cash impairment expense of $1.4 million and $13.8 million, respectively, presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations.

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

Hurricane Barry. In July 2019, production from the U.S. Gulf of Mexico was impacted due to precautionary shut-ins of facilities and evacuations associated with Hurricane Barry. Although there was no major storm related damage to our facilities, the production impact to us spanned approximately one week. For the three and nine months ended September 30, 2019, we estimate deferred production related to Hurricane Barry was approximately 4.0 MBoepd and approximately 1.3 MBoepd, respectively, when comparing second quarter 2019 production to July 2019, the month during which Hurricane Barry temporarily affected our production.

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

During the nine months ended September 30, 2019, Helix dry-docked the HP-I. After conducting sea trials, production resumed in late March 2019, resulting in a total shut-in period of 57 days. The shut-in resulted in deferred production of 4.4 MBoepd during the nine months ended September 30, 2019 when compared to the same period in 2018.

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

Oil Spill Response Plan. We maintain a Regional Oil Spill Response Plan that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the Bureau of Safety and Environmental Enforcement bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. Additionally, these plans are tested and drills are conducted periodically at all levels.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and sales prices for the three and nine months ended September 30, 2019 and 2018 (in thousands, unless otherwise stated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil revenue	$211,899	$248,100	$624,486	$555,954
Natural gas revenue	12,545	20,193	41,738	49,364
NGL revenue	3,384	14,575	15,095	27,306
Other revenue	1,029	—	13,061	—
Total revenue	$228,857	$282,868	$694,380	$632,624
Sales volume data:
Oil production volume (MBbls)	3,559	3,507	10,228	8,188
Oil production volume (MBblpd)	38.7	38.1	37.5	30.0
Natural gas production volume (MMcf)	5,909	6,783	17,101	16,548
Natural gas production volume (MMcfpd)	64.2	73.7	62.6	60.6
NGL production volume (MBbls)	299	414	915	886
NGL production volume (MBblpd)	3.2	4.5	3.4	3.2
Total production volume (MBoe)	4,843	5,052	13,993	11,832
Total production volume (MBoepd)	52.6	54.9	51.3	43.3
Average sale price per unit:
Average oil sales price per Bbl	$59.54	$70.74	$61.06	$67.90
Average natural gas sale price per Mcf	$2.12	$2.98	$2.44	$2.98
Average NGL sale price per Bbl	$11.32	$35.21	$16.50	$30.82
Price per Boe	$47.04	$55.99	$48.69	$53.47
Price per Boe (including realized commodity derivatives)	$48.15	$47.93	$48.18	$45.45

Comparison of the Three Months Ended September 30, 2019 and 2018

Total revenue for the three months ended September 30, 2019 was $228.9 million compared to $282.9 million for the three months ended September 30, 2018, a decrease of approximately $54.0 million, or 19%.

Oil revenue decreased approximately $36.2 million, or 15%, during the three months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $39.9 million due to a $11.20 per Bbl lower price realization, partially offset by an increase of $3.7 million from a 0.6 MBblpd increase in production volumes. The increase in oil production volumes was primarily attributable to 3.3 MBblpd of production from the Tornado 3 well and Boris 3 well in the Phoenix Field, which were completed and commenced production during the second quarter of 2019, partially offset by approximately 3.0 MBblpd in deferred production primarily attributable to Hurricane Barry.

Natural gas revenue decreased approximately $7.6 million, or 38%, during the three months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $5.0 million due to a $0.86 per Mcf lower price realization, and a decrease of $2.6 million from a 9.5 MMcfpd decrease in production volumes. Natural gas production volumes decreased approximately 3.4 MMcfpd in deferred production primarily attributable to Hurricane Barry.

NGL revenue decreased approximately $11.2 million, or 77%, during the three months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $7.1 million due to $23.89 per Mcf lower price realization, and a decrease of $4.1 million due to a 1.3 MBoepd decrease in production volumes. NGL production volumes decreased approximately 0.4 MBblpd in deferred production primarily attributable to Hurricane Barry.

Other revenue increased $1.0 million as a result of a multi-year federal royalty refund claim.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Total revenue for the nine months ended September 30, 2019 was $694.4 million compared to $632.6 million for the nine months ended September 30, 2018, an increase of approximately $61.8 million, or 10%.

Oil revenue increased approximately $68.5 million, or 12%, during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of an increase of $138.5 million from a 7.5 MBblpd increase in production volumes, partially offset by a decrease of $70.0 million due to a $6.84 per Bbl lower price realization. The increased oil production volumes were primarily attributable to an increase of 7.6 MBblpd attributable to the Stone Combination, 3.0 MBblpd attributable to the Tornado 3 well and Boris 3 well in the Phoenix Field that were completed and commenced production during the second quarter of 2019 and 1.8 MBblpd attributable to the Gunflint Acquisition and Whistler Acquisitions. The increase in oil production volumes was partially offset by a reduction of 3.4 MBblpd resulting from the shut-in of the HP-I for regulatory-mandated dry-dock and decreased approximately 1.0 MBblpd in deferred production primarily attributable to Hurricane Barry.

Natural gas revenue decreased approximately $7.6 million, or 15%, during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $9.2 million due to a $0.54 per Mcf lower price realization partially offset by an increase of $1.6 million from a 2.0 MMcfpd increase in volumes. The increased natural gas production volumes were primarily attributable to 5.9 MMcfpd of production from assets acquired in the Stone Combination and Whistler Acquisition partially offset by a reduction of 3.6 MMcfpd of production, resulting from the shut-in of the HP-I for regulatory-mandated dry-dock and decreased approximately 1.2 MMcfpd in deferred production primarily attributable to Hurricane Barry.

NGL revenue decreased approximately $12.2 million, or 45%, during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The change was a result of a decrease of $13.1 million due to $14.32 per Bbl lower price realization, partially offset by an increase of $0.9 million from a 0.1 MBblpd increase in production volumes. NGL production volumes decreased approximately 0.1 MBblpd in deferred production primarily attributable to Hurricane Barry.

Other revenue increased $13.1 million as a result of a multi-year federal royalty refund claim.

Operating Expenses

The information below provides the details of our operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per Boe amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Lease operating expenses:
Direct lease operating expense	$43,439	$42,090	$122,243	$101,065
Insurance	4,167	4,125	12,462	11,059
Production taxes	(21)	578	1,067	1,533
Total lease operating expense	47,585	46,793	135,772	113,657
Workover and maintenance expense	14,210	25,084	49,525	49,703
Depreciation, depletion and amortization	88,125	87,808	248,518	204,574
Write-down of oil and natural gas properties	1,417	—	13,778	—
Accretion expense	7,316	10,162	26,868	24,414
General and administrative expense	17,321	21,660	53,795	61,120
Total operating expenses	$175,974	$191,507	$528,256	$453,468
Average cost per Boe:
Lease operating expenses:
Direct lease operating expense	$8.97	$8.33	$8.73	$8.54
Insurance	0.86	0.82	0.89	0.94
Production taxes	—	0.11	0.08	0.13
Total lease operating expenses	9.83	9.26	9.70	9.61
Workover and maintenance expense	2.93	4.97	3.54	4.20
Depreciation, depletion and amortization	18.20	17.38	17.76	17.29
Write-down of oil and natural gas properties	0.29	—	0.98	—
Accretion expense	1.51	2.01	1.92	2.06
General and administrative expense	3.58	4.29	3.85	5.17
Total operating expenses	$36.34	$37.91	$37.75	$38.33

Comparison of the Three Months Ended September 30, 2019 and 2018

Lease operating expense. Total lease operating expense for three months ended September 30, 2019 was $47.6 million compared to $46.8 million for the three months ended September 30, 2018, an increase of approximately $0.8 million, or 2%. This increase was primarily attributable to a $1.0 million increase in process and handling fees, primarily related to non-operated production from the Gunflint Acquisition. On a per unit basis, lease operating expense increased $0.57 per Boe.

Workover and maintenance expense. Workover and maintenance expense for the three months ended September 30, 2019 was $14.2 million compared to $25.1 million for the three months ended September 30, 2018, a decrease of approximately $10.9 million, or 43%. The decrease is primarily attributable to $3.0 million of work in preparation of the HP-I dry dock in the Phoenix Field, $2.3 million tank maintenance at the South Marsh Island 130 Field and $1.3 million for maintenance at Viosca Knoll 989 incurred in the three months ended September 30, 2018. The decreases are partially offset by $2.0 million in non-routine expense as a result of Hurricane Barry for the three months ended September 30, 2019.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended September 30, 2019 was $88.1 million compared to $87.8 million for the three months ended September 30, 2018, an increase of approximately $0.3 million, or 0%. The change is primarily attributable to a $0.81 increase in the depletion rate per Boe partially offset by a decrease of $3.6 million of depletion expense as a result of decreased production, primarily as a result of the impact of Hurricane Barry.

Write-down of oil and natural gas properties. During the three months ended September 30, 2019, we recorded a $1.4 million impairment. The impairment is a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled and demobilized during the second and third quarter of 2019 and the Block 2 production sharing contract’s expiration date.

General and administrative expense. General and administrative expense for the three months ended September 30, 2019 was $17.3 million compared to $21.7 million for the three months ended September 30, 2018, a decrease of approximately $4.4 million, or 20%. The change is primarily attributable to a decrease of $5.0 million in other contract service costs, the majority of which are attributable to expenses related to additional professional services, information technology and compliance that were incurred subsequent to the Stone Combination, partially offset by a $1.1 increase in other administrative costs. On a per unit basis, general and administrative expense decreased $0.71 per Boe.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Lease operating expense. Total lease operating expense for nine months ended September 30, 2019 was $135.8 million compared to $113.7 million for the nine months ended September 30, 2018, an increase of approximately $22.1 million, or 19%. The increase was primarily related to $10.0 million of lease operating expense incurred in connection with assets acquired in the Stone Combination and $5.0 million in the Whistler Acquisition. Additionally, we incurred an increase of $4.2 million in process handling and non-operated expenses primarily attributable to the Gunflint Acquisition and received $1.7 million less in reimbursements under our production handling agreements resulting from the HP-I dry dock. On a per unit basis, lease operating expense increased $0.09 per Boe to $9.70 per Boe.

Workover and maintenance expense. Workover and maintenance expense for the nine months ended September 30, 2019 was $49.5 million compared to $49.7 million for the nine months ended September 30, 2018, a decrease of approximately $0.2 million, or 0%. Included in the workover and maintenance expense for the nine months ended September 30, 2019 is $2.0 million of non-routine expenses as a result of Hurricane Barry.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the nine months ended September 30, 2019 was $248.5 million compared to $204.6 million for the nine months ended September 30, 2018, an increase of approximately $43.9 million, or 21%. The change is primarily attributable to an increase of $37.0 million of depletion expense as a result of increased production from the Stone Combination and Whistler Acquisition, and a $0.42 increase in the depletion rate per Boe.

Write-down of oil and natural gas properties. During the nine months ended September 30, 2019, we recorded a $13.8 million impairment. The impairment is a result of our evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled and demobilized during the second and third quarter of 2019 and the Block 2 Production Sharing Contract’s expiration date.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2019 was $53.8 million compared to $61.1 million for the nine months ended September 30, 2018, a decrease of approximately $7.3 million, or 12%. The change is attributable to a decrease of $24.6 million in transaction related costs primarily related to the Stone Combination, partially offset by an increase of $13.4 million in employee and contract related costs and $3.9 million in other administrative costs, the majority of which are attributable to expenses related to additional professional services, information technology and compliance that were incurred subsequent to the Stone Combination. On a per unit basis, general and administrative expense decreased $1.32 per Boe.

Other Expenses

The information below provides the details of our other expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other expenses:
Interest expense	$(23,123)	$(24,837)	$(73,273)	$(66,257)
Price risk management activities income (expense)	$43,760	$(53,330)	$(35,829)	$(196,482)
Other income (expenses)	$567	$(85)	$1,831	$(1,163)
Income tax expense	$(790)	$—	$(428)	$—

Comparison of the Three Months Ended September 30, 2019 and 2018

Price risk management activities. Price risk management activities for the three months ended September 30, 2019 resulted in $43.8 million of income compared to an expense of $53.3 million for the three months ended September 30, 2018. The income of $43.8 million for the three months ended September 30, 2019 consists of $5.4 million in cash settlement gains and $38.4 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $53.3 million for the three months ended September 30, 2018 consists of cash settlement losses of $40.7 million and a $12.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month.

Income Tax Effect. For the three months ended September 30, 2019, our effective tax rate was 1.0%. Our effective tax rate in 2019 differed from the statutory rate of 21% due to a reduction to the valuation allowance. For the three months ended September 30, 2018, our 0.0% effective tax rate differed from the federal statutory rate of 21% because the Company recorded a valuation allowance for its deferred tax assets.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Price risk management activities. Price risk management activities for the nine months ended September 30, 2019 resulted in $35.8 million of expense compared to an expense of $196.5 million for the nine months ended September 30, 2018. The expense of $35.8 million for the nine months ended September 30, 2019 consists of $7.2 million in cash settlement losses and $28.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $196.5 million for the nine months ended September 30, 2018 consists of cash settlement losses of $94.8 million and a $101.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month.

Income Tax Effect. For the nine months ended September 30, 2019, our effective tax rate was 0.7%. Our effective tax rate in 2019 differed from the statutory rate of 21% due to a reduction to the valuation allowance. For the nine months ended September 30, 2018, our 0.0% effective tax rate differed from the federal statutory rate of 21% because the Company recorded a valuation allowance for its deferred tax assets.

Supplemental Non-GAAP Measure

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are to provide management and investors with (i) additional information to evaluate, with certain adjustments, items required or permitted in calculating covenant compliance under our debt agreements, (ii) important supplemental indicators of the operational performance of our business, (iii) additional criteria for evaluating our performance relative to our peers and (iv) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP or as alternatives to net income (loss), operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

We define these as the following:

EBITDA. Net income (loss) plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, and accretion expense.

Adjusted EBITDA. EBITDA plus non-cash write-down of oil and natural gas properties, loss on debt extinguishment, transaction related costs, derivative fair value (gain) loss, net cash receipts (payments) on settled derivatives, and non-cash equity-based compensation expense.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands, except for Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$73,297	$13,109	$58,425	$(84,746)
Interest expense	23,123	24,837	73,273	66,257
Income tax expense	790	—	428	—
Depreciation, depletion and amortization	88,125	87,808	248,518	204,574
Accretion expense	7,316	10,162	26,868	24,414
EBITDA	$192,651	$135,916	$407,512	$210,499
Write-down of oil and natural gas properties	1,417	—	13,778	—
Loss on debt extinguishment	—	356	—	1,764
Transaction related costs	146	7,595	3,349	27,905
Derivative fair value (gain) loss(1)	(43,760)	53,330	35,829	196,482
Net cash receipts (payments) on settled derivative instruments(1)	5,360	(40,746)	(7,202)	(94,802)
Non-cash equity-based compensation expense	1,944	570	5,164	2,129
Adjusted EBITDA	$157,758	$157,021	$458,430	$343,977

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of September 30, 2019, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $612.1 million.

As of September 30, 2019, total debt, net of discount and deferred financing costs, was approximately $697.2 million, comprised of our $383.2 million aggregate principal amount of the 11.00% Second-Priority Senior Secured Notes due 2022 (“11.00% Senior Secured Notes”), $6.1 million aggregate principal amount of our 7.50% Senior Secured Notes due 2022 issued by Stone (“7.50% Stone Senior Notes”) and $307.9 million outstanding under our Bank Credit Facility. During June, 2019, we repaid $10.4 million in aggregate remaining principal and accrued interest on the Stone 4.20% term loan maturing on November 20, 2030 (the “Building Loan”). We were in compliance with all debt covenants at September 30, 2019. For additional details on our debt, see “Part I, Item 1. Condensed Consolidated Financial Statements – Note 6 – Debt.”

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility provide sufficient liquidity to fund our 2019 capital spending budget of $540.0 million to $550.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

As of September 30, 2019, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $637.3 million. In July 2016, the BOEM issued the 2016 NTL to clarify the procedures and guidelines the BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet the BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to the BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Senior Notes

11.00% Second-Priority Senior Secured Notes – due April 2022. The 11.00% Senior Secured Notes were issued pursuant to an indenture dated May 10, 2018. The 11.00% Senior Secured Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2020, we may, at our option, redeem all or a portion of the 11.00% Senior Secured Notes at 105.5% of the principal amount plus accrued and unpaid interest. Thereafter, we may redeem all or a portion of the 11.00% Senior Secured Notes at redemption prices decreasing annually from 102.75% to 100.0% plus accrued and unpaid interest.

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

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. On July 3, 2019, the Company and Talos Production LLC entered into a Joinder, First Amendment to Credit Agreement, and Borrowing Base Reaffirmation Agreement in which, (a) the $850.0 million borrowing base was reaffirmed, (b) the commitments were increased from $600.0 million to $850.0 million, (c) three additional financial institutions were joined as lenders to the syndicate and (d) certain other amendments were made to the Bank Credit Facility as more particularly described therein. The Company’s scheduled redetermination meeting was held October 30, 2019, with results expected in November 2019.

As of September 30, 2019, our borrowing base and commitments were $850.0 million, of which no more than $200 million can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at September 30, 2019. As of September 30, 2019, the Bank Credit Facility had approximately $521.4 million of undrawn commitments (taking into account $13.6 million letters of credit and $315.0 million drawn from the Bank Credit Facility).

Building Loan. In connection with the Stone Combination, we assumed Stone’s Building Loan maturing on November 20, 2030. The Building Loan bears interest at a rate of 4.20% per annum and is to be repaid in 180 equal monthly installments of approximately $0.1 million. During June 2019, the Company repaid and discharged $10.5 million aggregate remaining principal, plus accrued interest, of the Building Loan using proceeds from the sale of an office building in Lafayette acquired in the Stone Combination and cash on hand. As of September 30, 2019, there is no outstanding balance under the Building Loan.

Overview of Cash Flow Activities

The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating activities	$332,413	$143,687
Investing activities	$(400,467)	$104,060
Financing activities	$17,574	$(190,015)

Operating Activities. Net cash provided by operating activities increased $188.7 million in the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in revenue of $143.2 million and a decrease in settlements of asset retirement obligations of $31.3 million.

Investing Activities. Net cash provided by (used in) investing activities increased $504.5 million in the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily attributable to an increase in capital expenditures of $198.6 million. Additionally, we paid $32.9 million for acquisitions during the nine months ended September 30, 2019 versus receiving $278.4 million for cash acquired for acquisitions during the nine months ended September 30, 2018.

Financing Activities. Net cash provided by (used in) financing activities increased $207.6 million in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to receiving net proceeds of approximately $40.1 million from the Bank Credit Facility and other obligations, partially offset by a $10.6 million repayment of the Building Loan for the nine months ended September 30, 2019 compared to net repayments of approximately $180.1 million for the comparative period in 2018.

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

The following is a table of our capital expenditures for the nine months ended September 30, 2019 (in thousands):

U.S. drilling & completions	$236,687
Mexico appraisal & exploration	68,868
Asset management	49,052
Seismic and G&G, land, capitalized G&A and other	49,881
Total capital expenditures	$404,488
Plugging & abandonment	54,406
Total capital expenditures and plugging & abandonment	$458,894

Capital expenditures and plugging and abandonment for the remainder of 2019 are estimated to be approximately $80.0 million to $90.0 million, which we plan to fund through cash flows from operations and borrowings under our Bank Credit Facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Critical Accounting Policies and Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees, income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies, which are summarized in the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2018 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Date File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	November 6, 2019	By:	/s/ Shannon E. Young III
Shannon E. Young III

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Authorized Signatory)