Form 10-Q
period 2020-03-31
TALOS ENERGY INC.
filed 2020-05-07
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 29, 2020, the registrant had 65,342,273 shares of common stock, $0.01 par value per share, outstanding.

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

MMBtu — One million British thermal units.

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

Proved reserves — Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective”, “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, including the sharp decline in oil prices beginning in March 2020, the impact of the coronavirus disease 2019 (“COVID-19”) and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions, lack of transportation and storage capacity as a result of oversupply, government regulations and actions or other factors; lack of availability of drilling and production equipment and services; inflation; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of such business combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A, “Risk Factors” of Talos Energy Inc.’s Annual Report for the year ended December 31, 2019 (the “2019 Annual Report”) and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,952	$87,022
Accounts receivable
Trade, net	81,027	107,842
Joint interest, net	32,894	16,552
Other	36,556	6,346
Assets from price risk management activities	192,553	8,393
Prepaid assets	50,273	65,877
Other current assets	2,046	1,952
Total current assets	502,301	293,984
Property and equipment:
Proved properties	4,538,100	4,066,260
Unproved properties, not subject to amortization	277,050	194,532
Other property and equipment	31,966	29,843
Total property and equipment	4,847,116	4,290,635
Accumulated depreciation, depletion and amortization	(2,158,566)	(2,065,023)
Total property and equipment, net	2,688,550	2,225,612
Other long-term assets:
Assets from price risk management activities	8,794	—
Other well equipment inventory	9,178	7,732
Operating lease assets	7,590	7,779
Other assets	21,774	54,375
Total assets	$3,238,187	$2,589,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,750	$71,357
Accrued liabilities	138,271	154,816
Accrued royalties	24,631	31,729
Current portion of asset retirement obligations	38,028	61,051
Liabilities from price risk management activities	4,286	19,476
Accrued interest payable	22,257	10,249
Current portion of operating lease liabilities	1,613	1,594
Other current liabilities	20,918	20,180
Total current liabilities	308,754	370,452
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	1,033,162	732,981
Asset retirement obligations	387,868	308,427
Liabilities from price risk management activities	1,898	511
Operating lease liabilities	19,138	17,239
Other long-term liabilities	92,470	81,595
Total liabilities	1,843,290	1,511,205
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 65,342,273 and 54,197,004 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	652	542
Additional paid-in capital	1,504,903	1,346,142
Accumulated deficit	(110,658)	(268,407)
Total stockholders' equity	1,394,897	1,078,277
Total liabilities and stockholders' equity	$3,238,187	$2,589,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil revenue	$166,624	$155,679
Natural gas revenue	11,898	14,447
NGL revenue	4,301	5,066
Other	4,941	3,521
Total revenue	187,764	178,713
Operating expenses:
Lease operating expense	58,241	67,959
Production taxes	249	582
Depreciation, depletion and amortization	93,543	64,587
Write-down of oil and natural gas properties	57	—
Accretion expense	12,417	9,607
General and administrative expense	27,469	17,609
Total operating expenses	191,976	160,344
Operating income (expense)	(4,212)	18,369
Interest expense	(25,850)	(25,218)
Price risk management activities income (expense)	243,217	(109,579)
Other income (expense)	(146)	433
Net income (loss) before income taxes	213,009	(115,995)
Income tax benefit (expense)	(55,260)	6,359
Net income (loss)	$157,749	$(109,636)

Net income (loss) per common share:
Basic	$2.71	$(2.02)
Diluted	$2.69	$(2.02)
Weighted average common shares outstanding:
Basic	58,240	54,156
Diluted	58,572	54,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Stockholders Equity
Balance at January 1, 2019	54,155,768	—	$542	$—	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	37	—	—	—	2,126	—	2,126
Net loss	—	—	—	—	—	(109,636)	(109,636)
Balance at March 31, 2019	54,155,805	—	$542	$—	$1,336,216	$(436,772)	$899,986

Balance at January 1, 2020	54,197,004	—	$542	$—	$1,346,142	$(268,407)	$1,078,277
Equity based compensation	200,077	—	—	—	3,381	—	3,381
Shares withheld for taxes on equity transactions	(54,808)	—	—	—	(710)	—	(710)
Issuances of preferred shares	—	110,000	—	1	156,199	—	156,200
Conversion of preferred shares into common shares	11,000,000	(110,000)	110	(1)	(109)	—	—
Net income	—	—	—	—	—	157,749	157,749
Balance at March 31, 2020	65,342,273	—	$652	$—	$1,504,903	$(110,658)	$1,394,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$157,749	$(109,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	105,960	74,194
Write-down of oil and natural gas properties and other well inventory	190	—
Amortization of deferred financing costs and original issue discount	1,466	1,188
Equity based compensation, net of amounts capitalized	1,627	1,259
Price risk management activities expense (income)	(243,217)	109,579
Net cash received (paid) on settled derivative instruments	36,460	(3,019)
Settlement of asset retirement obligations	(6,302)	(3,945)
Changes in operating assets and liabilities:
Accounts receivable	(11,578)	2,305
Other current assets	18,318	11,370
Accounts payable	(18,547)	(8,284)
Other current liabilities	13,337	(25,933)
Other non-current assets and liabilities, net	54,769	(7,956)
Net cash provided by operating activities	110,232	41,122
Cash flows from investing activities:
Exploration, development and other capital expenditures	(83,588)	(102,396)
Cash paid for acquisitions, net of cash acquired	(293,095)	(32,916)
Net cash (used in) investing activities	(376,683)	(135,312)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(109)
Proceeds from Bank Credit Facility	300,000	35,000
Repayment of Bank Credit Facility	—	(25,000)
Deferred financing costs	(1,285)	—
Other deferred payments	(7,575)	(6,575)
Payments of finance lease	(4,049)	(3,311)
Employee stock transactions	(710)	—
Net cash provided by financing activities	286,381	5

Net increase (decrease) in cash, cash equivalents and restricted cash	19,930	(94,185)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	87,022	141,162
Balance, end of period	$106,952	$46,977

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$66,712	$134,722
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$4,906	$4,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 — Formation and Basis of Presentation

Formation and Nature of Business

Talos Energy Inc. (“Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing value through it’s operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico. The Company leverages decades of geology, geophysics and offshore operations expertise towards the acquisition, exploration, exploitation and development of assets in key geological trends that are present in many offshore basins around the world.

Talos was formed in connection with the previously disclosed business combination between Talos Energy LLC and Stone Energy Corporation (“Stone”) that occurred on May 10, 2018, pursuant to which Talos Energy LLC and Stone became indirect wholly owned subsidiaries of Talos (the “Stone Combination”). Talos Energy LLC was formed in 2011 and commenced commercial operations on February 6, 2013. Prior to February 6, 2013, Talos Energy LLC had incurred certain general and administrative expenses associated with the start-up of its operations.

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds” and, together with the Apollo Funds, the “Sponsors”) and members of management pursuant to which the Company received a private equity capital commitment.

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued. The unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, operating expenses previously presented as “Direct lease operating expense,” “Insurance” and “Workover and maintenance expense” have been combined and presented as “Lease operating expense” on the Company’s Condensed Consolidated Statements of Operations. Such reclassification had no effect on the Company’s results of operations, financial position or cash flows.

The Company has one reportable segment, which is the exploration and production of oil and natural gas. Substantially all the Company’s long-lived assets, proved reserves and production sales are related to the Company’s operations in the United States.

Recently Adopted Accounting Standards

Credit Risk Losses — In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (“CECL”) methodology. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The guidance was adopted on January 1, 2020 using a modified retrospective approach. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements or related disclosures.

Accounts receivable resulting from the sale of crude oil, NGL and natural gas production and joint interest billings to our partners for their share of expenses on joint venture projects for which we are the operator are the primary financial assets within the scope of the standard. Although these receivables are from a diverse group of companies, including major energy companies, pipeline companies and joint interest owners they are concentrated in the oil and gas industry. This concertation has the potential to impact our overall exposure to credit risk in that these companies may be similarly affected by changes in economic and financial conditions, commodity prices, or other conditions. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. At each reporting period the loss-rate is determined utilizing historical data, current market conditions and reasonable and supported forecast of future economic conditions. Our allowance for uncollectable receivables was $9.9 million at March 31, 2020 and $9.9 million at December 31, 2019.

Note 2 — Acquisitions

Asset Acquisitions

Acquisitions qualifying as an asset acquisition that requires, among other items that the cost of the assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet by allocating the asset cost on a relative fair value basis. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired and any contingent consideration is recognized as the contingency is resolved.

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

Business Combination

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet at their fair values as of the acquisition date. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation.

ILX and Castex Acquisition — On February 28, 2020, the Company acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds (the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers”) with an effective date of July 1, 2019 (collectively, the “ILX and Castex Acquisition”). The ILX and Castex Acquisition was consummated pursuant to separate Purchase and Sale Agreements, dated December 10, 2019 (as amended from time to time, the “Purchase Agreements”) for aggregate consideration consisting of (i) $385.0 million in cash subject to customary closing adjustments and (ii) an aggregate 110,000 shares (the “Preferred Shares”) of a series of the Company’s preferred stock designated as “Series A Convertible Preferred Stock” which subsequently converted to 11.0 million shares of the Company’s common stock on March 30, 2020 (such common stock, the “Conversion Stock”). The cash payment and escrow deposit were funded with borrowings under the Bank Credit Facility (as defined below).

The following table summarizes the purchase price, subject to customary post-closing adjustments (in thousands except per share data):

Talos Conversion Stock	11,000
Talos common stock price per share(1)	$14.20
Conversion Stock value	$156,200

Cash consideration	$385,000
Customary closing adjustments	(91,905)
Net cash consideration paid at closing	$293,095

Total purchase price	$449,295

(1)

Represents the closing price of the Company’s common stock on February 28, 2020, the date of the closing of the ILX and Castex Acquisition. The purchase price was based on the value of the Conversion Stock as the value approximates the value of the Preferred Shares as a result of the automatic conversion and dividend rights described in that certain Certificate of Designation, Preferences, Rights and Limitations.

While the Company has substantially completed the determination of the fair values of the assets acquired and liabilities assumed, the Company is still finalizing the fair value analysis related to the oil and natural gas properties acquired and asset retirement obligations assumed. The Company anticipates finalizing the determination of fair values by December 31, 2020.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 28, 2020 (in thousands):

February 28, 2020
Current assets(1)	$10,969
Property and equipment	489,796
Other long-term assets	148
Current liabilities	(7,129)
Long-term debt	-
Other long-term liabilities	(44,489)
Allocated purchase price	$449,295

(1)	Includes trade and other receivables of $8.2 million, which the Company expects all to be realizable.

The Company incurred approximately $10.9 million of transaction related costs, of which $7.5 million was recognized in the first quarter of 2020 and $3.4 million was recognized in the fourth quarter of 2019 and reflected in general and administrative expense on the condensed consolidated statements of operations.

The following table presents revenue and net income attributable to the assets acquired in the ILX and Castex Acquisition for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Revenue	$13,892
Net income	$3,209

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three months ended March 31, 2020 and 2019 as if the ILX and Castex Acquisition had occurred on January 1, 2019. The unaudited pro forma information was derived from historical statements of operations of the Company and the Sellers adjusted to (i) include depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) include interest expense to reflect borrowings under the Bank Credit Facility, (iii) eliminate the write-down of oil and natural gas properties on the assets acquired to reflect the pro-forma ceiling test calculation and (iv) include weighted average basic and diluted shares of common stock outstanding, which was calculated assuming the 11.0 million shares of Conversion Stock were issued to the Sellers. This information does not purport to be indicative of results of operations that would have occurred had the ILX and Castex Acquisition occurred on January 1, 2019, nor is such information indicative of any expected future results of operations.

	Three Months Ended March 31,
	2020	2019
Revenue	$235,199	$260,971
Net income (loss)	$167,566	$(79,448)
Basic net income (loss) per common share	$2.56	$(1.22)
Diluted net income (loss) per common share	$2.55	$(1.22)

Note 3 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

During the three months ended March 31, 2020 and 2019, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties. At March 31, 2020, the Company’s ceiling test computation was based on SEC pricing of $60.10 per Bbl of oil, $2.36 per Mcf of natural gas and $15.62 per Bbl of NGLs.

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

Capitalized Overhead

General and administrative expense in the Company’s financial statements is reflected net of capitalized overhead. The Company capitalizes overhead costs directly related to exploration, acquisition and development activities. Capitalized overhead for the three months ended March 31, 2020 and 2019 was $7.0 million and $6.6 million, respectively.

Asset Retirement Obligations

The discounted asset retirement obligations included in the condensed consolidated balance sheets in current and non-current liabilities, and the changes in that liability during the three months ended March 31, 2020 were as follows (in thousands):

Asset retirement obligations at January 1	$369,478
Fair value of asset retirement obligations acquired(1)	44,489
Obligations settled	(6,302)
Accretion expense	12,417
Changes in estimate	5,814
Asset retirement obligations at March 31	$425,896
Less: Current portion	(38,028)
Long-term portion	$387,868

(1)	Three months ended March 31, 2020 includes $44.5 million of asset retirement obligations assumed in the ILX and Castex Acquisition.

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

The amounts disclosed herein primarily represent costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners. The Company’s share of these costs is included in property and equipment, lease operating expense or general and administrative expense depending on how the leased asset is utilized. The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost - interest on lease liabilities(1)	$4,265	$4,994
Operating lease cost, excluding short-term leases(2)	866	763
Short-term lease cost(3)	3,535	36,609
Variable lease cost(4)	3	2
Total lease cost	$8,669	$42,368

(1)

The Helix Producer I (the “HP-I”) is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserved using the unit-of-production method, computed quarterly.

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives, are as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease assets	$7,590	$7,779

Current portion of operating lease liabilities	$1,613	$1,594
Operating lease liabilities	19,138	17,239
Total operating lease liabilities	$20,751	$18,833

Finance leases:
Proved property (1)	$124,299	$124,299

Other current liabilities	$18,519	$17,509
Other long-term liabilities	56,967	62,026
Total finance lease liabilities	$75,486	$79,535

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

The table below presents the lease maturity by year as of March 31, 2020 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the condensed consolidated balance sheet.

	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$2,289	$24,943
2021	4,079	33,257
2022	4,302	33,257
2023	4,239	13,857
2024	3,314	—
Thereafter	15,790	—
Total lease payments	$34,013	$105,314
Imputed interest	(13,262)	(29,828)
Total	$20,751	$75,486

The table below presents the weighted average remaining lease term and discount rate related to leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	8.3 years	6.0 years
Finance leases	3.2 years	4.0 years
Weighted average discount rate:
Operating leases	10.3%	11.6%
Finance leases	21.9%	21.9%

The table below presents the supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash outflow from finance leases	$4,265	$4,994
Financing cash outflow from finance leases	$4,049	$3,311
Operating cash outflow from operating leases	$455	$453

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$613

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$384,571	$240,384	$383,871	$401,128
7.50% Senior Notes – due May 2022	$6,060	$3,030	$6,060	$5,030
Bank Credit Facility – matures May 2022(1)	$642,531	$650,000	$343,050	$350,000
Oil and Natural Gas Derivatives	$195,163	$195,163	$(11,594)	$(11,594)

(1)	The carrying amounts are net of discount and deferred financing costs.

As of March 31, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022

The $390.9 million aggregate principal amount of 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) is reported on the condensed consolidated balance sheet at its carrying value, net of original issue discount and deferred financing costs, see Note 6 — Debt. The fair value of the 11.00% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Notes – due May 2022

The $6.1 million aggregate principal amount of 7.50% Senior Notes (the “7.50% Notes”) is reported on the condensed consolidated balance sheet as of March 31, 2020 at its carrying value, see Note 6 — Debt. The fair value of the 7.50% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc., a wholly-owned subsidiary that was formerly known as Talos Production LLC, maintains a bank credit facility with a borrowing base of $1.15 billion at March 31, 2020 (the “Bank Credit Facility”), which is reported on the condensed consolidated balance sheet at its carrying value net of deferred financing costs (see Note 6 – Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash received (paid) on settled derivative instruments	$36,460	$(3,019)
Unrealized gain (loss)	206,757	(106,560)
Price risk management activities income (expense)	$243,217	$(109,579)

The following table reflects the contracted volumes and weighted average prices the Company will receive under the terms of its derivative contracts as of March 31, 2020:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
April 2020 – December 2020	Swap	30,320	$47.94	$—	$—
January 2021 – December 2021	Swap	4,230	$45.90	$—	$—
April 2020 – December 2020	Collar	5,000	$—	$50.00	$57.09
January 2021 – December 2021	Collar	1,000	$—	$30.00	$40.00
Natural Gas – NYMEX Henry Hub:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
April 2020 – December 2020	Swaps	26,000	$2.23	$—	$—
January 2021 – December 2021	Swaps	30,000	$2.40	$—	$—

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$201,347	$—	$201,347
Liabilities:
Oil and natural gas swaps and costless collars	—	(6,184)	—	(6,184)
Total net asset	$—	$195,163	$—	$195,163

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$8,393	$—	$8,393
Liabilities:
Oil and natural gas swaps and costless collars	—	(19,987)	—	(19,987)
Total net liability	$—	$(11,594)	$—	$(11,594)

Financial Statement Presentation

Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis in its condensed consolidated balance sheets. On derivative contracts recorded as assets in the table below, the Company is exposed to the risk the counterparties may not perform. The following table presents the fair value of derivative financial instruments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$192,553	$4,286	$8,393	$19,476
Non-current	8,794	1,898	—	511
Total	$201,347	$6,184	$8,393	$19,987

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at March 31, 2020 represent derivative instruments from ten counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	March 31, 2020	December 31, 2019
11.00% Second-Priority Senior Secured Notes – due April 2022	$390,868	$390,868
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures May 2022	650,000	350,000
Total debt, before discount and deferred financing cost	1,046,928	746,928
Discount and deferred financing cost	(13,766)	(13,947)
Total debt, net of discount and deferred financing costs	$1,033,162	$732,981

11.00% Second-Priority Senior Secured Notes – due April 2022

The 11.00% Notes were issued pursuant to an indenture dated May 10, 2018, between Talos Production Inc. (formerly Talos Production LLC) and Talos Production Finance Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 11.00% Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2020, the Company may, at its option, redeem all or a portion of the 11.00% Notes at 105.5% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 11.00% Notes at redemption prices decreasing annually at May 10 from 102.75% to 100.0% plus accrued and unpaid interest.

The indenture governing the 11.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at March 31, 2020.

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

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc. maintain a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $1.15 billion as of March 31, 2020. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate, plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. In addition, the Company is obligated to pay a commitment fee of 0.50% on the unutilized portion of the commitments. The Bank Credit Facility has certain debt covenants, the most restrictive of which is that the Company must maintain a total debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 each quarter. The Company must also maintain a current ratio no less than 1.00 to 1.00 each quarter. According to the Bank Credit Facility, unutilized commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by substantially all of the oil and natural gas assets of the Company. The Bank Credit Facility is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. The Company’s scheduled redetermination meeting will be held in May 2020, with results expected by the end of the month.

As of March 31, 2020, the Company’s maximum borrowing base and commitments were $1.15 billion, of which no more than $200.0 million can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at March 31, 2020. As of March 31, 2020, the Bank Credit Facility had approximately $486.4 million of undrawn commitments (taking into account $13.6 million in letters of credit issued and $650.0 million drawn under the Bank Credit Facility).

Note 7 — Employee Benefits Plans and Share-Based Compensation

Talos Energy Inc. Long Term Incentive Plan

Under the Talos Energy Inc. Long Term Incentive Plan (the “LTIP”), the Company may issue, subject to approval by the Talos board of directors, grants of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards or any combination of the foregoing to employees, directors and consultants. The LTIP authorizes the Company to grant awards of up to 5,415,576 shares of the Company’s common stock.

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	733,777	$25.20
Granted	1,278,095	$10.04
Vested	(225,507)	$24.36
Forfeited	(36,677)	$24.72
Unvested RSUs at March 31, 2020	1,749,688	$14.24

Performance Share Units (“PSUs”) — The following table summarizes PSU activity for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	417,831	$39.31
Granted	441,642	$13.05
Vested	—	$—
Forfeited	(18,533)	$35.74
Unvested PSUs at March 31, 2020	840,940	$25.60

The grant date fair value of the PSUs granted during the three months ended March 31, 2020, calculated using a Monte Carlo simulation, was $5.8 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted for the three months ended March 31, 2020:

2020 Grant Date
March 5, 2020
Number of simulations	100,000
Expected term (in years)	2.8
Expected volatility	48.8%
Risk-free interest rate	0.6%
Dividend yield	—%

Share-based Compensation Expense, net

Share-based compensation expense associated with RSUs, PSUs and Series B Units are reflected as general and administrative expense, net amounts capitalized to oil and gas properties, in the condensed consolidated statement of operations. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at net cash used in or provided by operating activities in the condensed consolidated statement of cash flows.

For the three months ended March 31, 2020, share-based compensation expense did not have any associated income tax benefit. The Company recognized the following share-based compensation expense, net for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense	$3,212	$2,275
Less: amounts capitalized to oil and gas properties	(1,585)	(1,016)
Total share-based compensation expense, net	$1,627	$1,259

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended March 31, 2020, the Company recognized income tax expense of $55.3 million for an effective tax rate of 25.9%. The difference between the Company’s effective tax rate of 25.9% and the U.S. federal statutory income tax rate of 21% is primarily due to state income taxes. For the three months ended March 31, 2019, the Company recognized income tax benefit of $6.4 million for an effective tax rate of 5.5%. The difference between the Company’s effective tax rate of 5.5% and U.S. federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. Changes to the Company’s assessment of its valuation allowance could materially impact its results of operations. As March 31, 2020, the Company had a valuation allowance related to state and foreign deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$157,749	$(109,636)
Weighted average common shares outstanding — basic	58,240	54,156

Dilutive effect of securities	332	—
Weighted average common shares outstanding — diluted	58,572	54,156
Net income (loss) per common share:
Basic	$2.71	$(2.02)
Diluted	$2.69	$(2.02)
Anti-dilutive potentially issuable securities excluded from diluted common shares	4,358	4,762

Note 10 — Related Party Transactions

ILX and Castex Acquisition

On February 28, 2020 the Company acquired assets and liabilities at fair value from the Riverstone Sellers, affiliates of the Riverstone Funds, for $449.3 million (comprised of $293.1 million in net cash paid and $156.2 million in Conversion Stock). See additional details in Note 2 — Acquisitions.

Whistler Acquisition

On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of March 31, 2020 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing.

Equity Registration Rights Agreement

On May 10, 2018, the Company entered into a Registration Rights Agreement (the “Original Equity Registration Rights Agreement”) with certain of the Apollo Funds and the Riverstone Funds, certain funds controlled by Franklin Advisers, Inc. (“Franklin”) and certain clients of MacKay Shields LLC (“MacKay Shields”), relating to the registered resale of the Company’s common stock owned by such parties as of the closing of the Stone Combination (the “Original Registrable Securities”).

The Company and the Riverstone Sellers (and their designated affiliates) agreed under the Purchase Agreements to enter into an amendment to the Original Equity Registration Rights Agreement (such amendment, the “Registration Rights Agreement Amendment,” and the Original Equity Registration Rights Agreement, as amended by the Registration Rights Agreement Amendment, the “Registration Rights Agreement”). The Registration Rights Agreement Amendment will add each of the Riverstone Sellers (or one or more of its designated affiliates) as parties to the Registration Rights Agreement and provide such parties with customary registration rights with respect to the Series A Convertible Preferred Stock (and Conversion Stock) that the Riverstone Sellers received at the closing of the ILX and Castex Acquisition (the “New Registrable Securities” and together with the Original Registrable Securities, the “Registrable Securities”). Under the Registration Rights Agreement, the Company is required to file a shelf registration statement within 30 days of the Company’s receipt of written request by a holder of Registrable Securities (a “Holder”). Each Holder will be limited to two demand registrations in any twelve-month period.

The Holders have the right to request that we initiate underwritten offerings of the Company’s common stock; provided, that the Apollo Funds and the Riverstone Funds will have the right to demand three underwritten offerings in any twelve-month period, and Franklin and MacKay Shields will only have the collective right to demand one underwritten offering. The Holders have customary piggyback rights with respect to any underwritten offering that we conduct for as long as the Holders and their respective affiliates own 5% of the Registrable Securities. Each Holder will agree to a lock up with underwriters in the event of an underwritten offering, provided that the lock up will not apply to any Holder who does not have a right to participate in such underwritten offering. The Registration Rights Agreement has terminated with respect to Franklin and will terminate with respect to MacKay Shields in the event that MacKay Shields ceases to beneficially own 5% or more of the then outstanding shares of the Company’s common stock. The Registration Rights Agreement will otherwise terminate at such time as there are no Registrable Securities outstanding.

In connection with the closing of the ILX and Castex Acquisition, and pursuant to the Purchase Agreements, as amended, the Company and ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Riverstone V Castex 2014 Holdings, L.P., a Delaware limited partnership and designee of Castex Energy 2014, LLC, entered into the Registration Rights Agreement Amendment to the Registration Rights Agreement to, among other things, add each of the Riverstone Sellers (or one or more of its designated affiliates) as parties to the Registration Rights Agreement and provide such parties with customary registration rights with respect to the Company’s Series A Convertible Preferred Stock issued to the Riverstone Sellers at the closing of the ILX and Castex Acquisition.

The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, the Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and selling commissions. Fees incurred by the Company in conjunction with the Original Equity Registration Rights Agreement were $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Stockholders’ Agreement Amendment

On May 10, 2018, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) by and among the Company and the other parties thereto. On February 24, 2020, the Company and the other parties thereto amended the Stockholders’ Agreement (the “Stockholders’ Agreement Amendment”) to, among other things, add each of the Riverstone Sellers (or one or more of its designated affiliates) as parties to the Stockholders’ Agreement and provide that for purposes of determining whether the Riverstone Sellers and their affiliates continue to satisfy certain stock ownership requirements necessary to retain their rights to nominate directors to the board of directors, the Series A Convertible Preferred Stock owned by the Riverstone Sellers was, prior to the conversion thereof, counted towards such ownership requirements on an as converted basis at the closing of the ILX and Castex Acquisition. On March 30, 2020, all 110,000 shares of Series A Convertible Preferred Stock were converted into an aggregate 11.0 million shares of the Company’s common stock.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at Vinson & Elkins L.L.P. For the three months ended March 31, 2020 and 2019, the Company incurred fees of approximately $1.6 million and $1.1 million, respectively, of which $3.6 million and $1.6 million were payable at each respective balance sheet date for legal services performed by Vinson & Elkins L.L.P.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of March 31, 2020, the Company had secured performance bonds totaling approximately $669.3 million. As of March 31, 2020, the Company had $13.6 million in letters of credit issued under its Bank Credit Facility.

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF March 31, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88,453	$5,231	$13,268	$—	$106,952
Accounts receivable
Trade, net	—	—	81,027	—	—	81,027
Joint interest, net	—	—	26,906	5,988	—	32,894
Other	—	28,153	8,097	306	—	36,556
Assets from price risk management activities	—	192,553	—	—	—	192,553
Prepaid assets	—	2,809	47,442	22	—	50,273
Other current assets	53	—	1,993	—	—	2,046
Total current assets	53	311,968	170,696	19,584	—	502,301
Property and equipment:
Proved properties	—	—	4,538,100	—	—	4,538,100
Unproved properties, not subject to amortization	—	—	166,450	110,600	—	277,050
Other property and equipment	—	24,920	6,829	217	—	31,966
Total property and equipment	—	24,920	4,711,379	110,817	—	4,847,116
Accumulated depreciation, depletion and amortization	—	(11,728)	(2,146,773)	(65)	—	(2,158,566)
Total property and equipment, net	—	13,192	2,564,606	110,752	—	2,688,550
Other long-term assets:
Assets from price risk management activities	—	8,794	—	—	—	8,794
Other well equipment inventory	—	—	9,178	—	—	9,178
Operating lease assets	—	3,314	3,030	1,246	—	7,590
Investments in subsidiaries	1,417,909	2,167,746	—	—	(3,585,655)	—
Other assets	1	364	2,396	19,013	—	21,774
	1,417,963	2,505,378	2,749,906	150,595	(3,585,655)	3,238,187
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	564	5,151	50,073	2,962	—	58,750
Accrued liabilities	—	10,501	117,001	10,769	—	138,271
Accrued royalties	—	—	24,631	—	—	24,631
Current portion of asset retirement obligations	—	—	38,028	—	—	38,028
Liabilities from price risk management activities	—	4,286	—	—	—	4,286
Accrued interest payable	—	22,105	152	—	—	22,257
Current portion of operating lease liabilities	—	378	773	462	—	1,613
Other current liabilities	255	—	20,663	—	—	20,918
Total current liabilities	819	42,421	251,321	14,193	—	308,754
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	—	1,027,102	6,060	—	—	1,033,162
Asset retirement obligations	—	—	387,868	—	—	387,868
Liabilities from price risk management activities	—	1,898	—	—	—	1,898
Operating lease liabilities	—	16,048	2,268	822	—	19,138
Other long-term liabilities	22,247	—	70,223	—	—	92,470
Total liabilities	23,066	1,087,469	717,740	15,015	—	1,843,290
Commitments and Contingencies (Note 11)
Stockholders' equity	1,394,897	1,417,909	2,032,166	135,580	(3,585,655)	1,394,897
	$1,417,963	$2,505,378	$2,749,906	$150,595	$(3,585,655)	$3,238,187

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

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
Commitments and Contingencies (Note 11)
Stockholders' equity	1,078,277	1,045,886	1,563,878	126,484	(2,736,248)	1,078,277
	$1,079,257	$1,827,015	$2,279,521	$139,937	$(2,736,248)	$2,589,482

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$166,617	$7	$—	$166,624
Natural gas revenue	—	—	11,898	—	—	11,898
NGL revenue	—	—	4,301	—	—	4,301
Other	—	—	4,941	—	—	4,941
Total revenue	—	—	187,757	7	—	187,764
Operating expenses:
Lease operating expense	—	—	58,241	—	—	58,241
Production taxes	—	—	249	—	—	249
Depreciation, depletion and amortization	—	727	92,803	13	—	93,543
Write-down of oil and natural gas properties	—	—	—	57	—	57
Accretion expense	—	—	12,417	—	—	12,417
General and administrative expense	222	16,741	9,828	678	—	27,469
Total operating expenses	222	17,468	173,538	748	—	191,976
Operating income (loss)	(222)	(17,468)	14,219	(741)	—	(4,212)
Interest expense	7	(18,622)	(7,233)	(2)	—	(25,850)
Price risk management activities expenses	—	243,217	—	—	—	243,217
Other income (loss)	—	166	184	(496)	—	(146)
Income tax (expense)	(55,259)	—	(1)	—	—	(55,260)
Equity earnings from subsidiaries	213,223	5,930	—	—	(219,153)	—
Net income (loss)	$157,749	$213,223	$7,169	$(1,239)	$(219,153)	$157,749

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2019

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$155,679	$—	$—	$155,679
Natural gas revenue	—	—	14,447	—	—	14,447
NGL revenue	—	—	5,066	—	—	5,066
Other	—	—	3,521	—	—	3,521
Total revenue	—	—	178,713	—	—	178,713
Operating expenses:
Lease operating expense	—	—	67,959	—	—	67,959
Production taxes	—	—	582	—	—	582
Depreciation, depletion and amortization	—	72	64,510	5	—	64,587
Accretion expense	—	—	9,607	—	—	9,607
General and administrative expense	337	8,606	8,775	(109)	—	17,609
Total operating expenses	337	8,678	151,433	(104)	—	160,344
Operating income (loss)	(337)	(8,678)	27,280	104	—	18,369
Interest expense	—	(16,572)	(8,518)	(128)	—	(25,218)
Price risk management activities income	—	(109,579)	—	—	—	(109,579)
Other income (loss)	—	81	471	(119)	—	433
Income tax expense	6,837	—	(2)	(476)	—	6,359
Equity earnings from subsidiaries	(116,136)	18,612	—	—	97,524	—
Net income (loss)	$(109,636)	$(116,136)	$19,231	$(619)	$97,524	$(109,636)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3	$(6,781)	$117,271	$(261)	$—	$110,232
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,604)	(79,194)	(2,790)	—	(83,588)
Cash paid for acquisitions, net of cash acquired	—	—	(293,095)	—	—	(293,095)
Investments in subsidiaries	—	(570,118)	—	—	570,118	—
Distributions from subsidiaries	—	289,461	—	—	(289,461)	—
Net cash provided by (used in) investing activities	—	(282,261)	(372,289)	(2,790)	280,657	(376,683)
Cash flows from financing activities:
Proceeds from Bank Credit Facility	—	300,000	—	—	—	300,000
Deferred financing costs	—	(1,285)	—	—	—	(1,285)
Other deferred payments	—	—	(7,575)	—	—	(7,575)
Payment of capital lease	—	—	(4,049)	—	—	(4,049)
Employee stock transactions	—	—	(710)	—	—	(710)
Capital contributions	—	—	560,618	9,500	(570,118)	—
Distributions to Subsidiary Issuer	(3)	—	(288,628)	(830)	289,461	—
Net cash provided by (used in) financing activities	(3)	298,715	259,656	8,670	(280,657)	286,381

Net increase in cash, cash equivalents and restricted cash	—	9,673	4,638	5,619	—	19,930
Cash, cash equivalents and restricted cash
Balance, beginning of period	—	78,780	593	7,649	—	87,022
Balance, end of period	$—	$88,453	$5,231	$13,268	$—	$106,952

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2019

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(207)	$(9,279)	$72,999	$(22,391)	$—	$41,122
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,036)	(94,144)	(7,216)	—	(102,396)
Cash paid for acquisitions, net of cash acquired	—	—	(32,916)	—	—	(32,916)
Investments in subsidiaries	—	(441,484)	—	—	441,484	—
Distributions from subsidiaries	—	451,174	—	—	(451,174)	—
Net cash provided by (used in) investing activities	—	8,654	(127,060)	(7,216)	(9,690)	(135,312)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	—	(109)	—	—	(109)
Proceeds from Bank Credit Facility	—	35,000	—	—	—	35,000
Repayment of Bank Credit Facility	—	(25,000)	—	—	—	(25,000)
Other deferred payments	—	—	(6,575)	—	—	(6,575)
Payment of capital lease	—	—	(3,311)	—	—	(3,311)
Capital contributions	207	—	421,277	20,000	(441,484)	—
Distributions to Subsidiary Issuer	—	—	(450,912)	(262)	451,174	—
Net cash provided by (used in) financing activities	207	10,000	(39,630)	19,738	9,690	5

Net increase (decrease) in cash, cash equivalents and restricted cash	—	9,375	(93,691)	(9,869)	—	(94,185)
Cash, cash equivalents and restricted cash
Balance, beginning of period	—	13,541	102,049	25,572	—	141,162
Balance, end of period	$—	$22,916	$8,358	$15,703	$—	$46,977

Note 13 —Subsequent Events

Economic Environment

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators have reduced development budgets and activity. The Company has evaluated the effect of these factors on the business and reduced the capital expenditure budget for the remainder of 2020, accelerated planned downtime maintenance projects, experienced production shut-ins from non-operated oil and gas properties and shut-in limited operated oil and gas properties. The Company continues to monitor the economic environment and evaluate the impact on the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2019 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report.

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

Outlook

The impacts on our business of both the recent significant decline in commodity prices due to the recent actions of foreign oil producers such as Saudi Arabia and Russia and the COVID-19 outbreak are unprecedented. Please see Part II, Item 1A. “Risk Factors” in this Quarterly Report for additional information. We will continue to focus on maintaining safe and reliable operations, protecting our balance sheet and preserving long-term shareholder value.

COVID-19 — In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked the vast majority of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Our offshore employees have continued to work offshore with modified rotations. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. Further, the rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. Inventory surpluses have overwhelmed the United States’ storage capacity, leading to a further strain on the supply chain. The Company has evaluated the effect of these factors on the business and reduced the capital expenditure budget for the remainder of 2020, accelerated planned downtime maintenance projects, experienced production shut-ins from non-operated oil and gas properties and shut-in limited operated oil and gas properties. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Decline in Commodity Prices — In March 2020, OPEC and non-OPEC producers failed to agree to production cuts intended to stabilize and support commodity prices. With no agreement in place, Saudi Arabia, Russia and other producers committed to ramping up production in an attempt to protect, or increase, their global market share. This increased production has been coupled with significant demand declines caused by the global response to COVID-19. These extreme supply and demand dynamics have contributed to significant crude oil price declines. In April 2020, Saudi Arabia, Russia and other crude oil-producing nations came to an agreement to cut limited amounts of production; however, we cannot predict whether or when oil production and economic activities will return to normalized levels. The recent decline in commodity prices has adversely affected oil and natural gas exploration and production in the United States. In response, the Company has reduced estimated 2020 capital, operating and general and administrative expenses by $170.0 million. The Company’s 2020 revised capital program focuses on infrastructure-led, short-cycle projects that were previously committed to and that are focused on lowering the lifting cost structure of the Company’s assets by adding incremental barrels through existing fixed-cost offshore production facilities.

Global Economic Environment — COVID-19 and the numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. We expect the global equity market volatility experienced in the first quarter of 2020 to continue at least until the outbreak of COVID-19 stabilizes, if not longer. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates. On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history. The CARES Act, a $2.2 trillion stimulus package, includes various provisions intended to provide relief to individuals and businesses in the form of tax law changes, loans and grants, among others. We are evaluating the potential impact of these measures but we do not currently meet the criteria to participate.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

ILX and Castex Acquisition — On February 28, 2020 we acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds ( the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers”), for $449.3 million (comprised of $293.1 million in net cash paid and $156.2 million in 110,000 shares of a series of the Company’s preferred stock, which subsequently converted to an aggregate 11.0 million shares of our common stock). See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Gunflint Acquisition — On January 11, 2019, pursuant to a Purchase Sale Agreement with Samson Offshore Mapleleaf, LLC, we acquired an approximate 9.6% non-operated working interest in the Gunflint Field located in the Mississippi Canyon area for $29.6 million ($27.9 million after customary purchase price adjustments). See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Transaction Expenses — We have incurred and will continue to incur transaction related and restructuring costs associated with our business development activities that may vary significantly in our comparative historical results of operations. See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering or processing of production. We produce the Phoenix Field through the Helix Producer I (“HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. During the first quarter of 2019, Helix dry-docked the HP-I. After conducting sea trials, production resumed in late March 2019, resulting in a total shut-in period of 57 days.

Known Trends and Uncertainties

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile, and prices therefor experienced a steep decline in March and April 2020. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with the OPEC countries. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil and gas in the first quarter of 2020. For example, from January 1, 2020 through April 21, 2020, the daily spot prices for NYMEX WTI crude oil ranged from a high of $63.27 per Bbl to a low of $(36.98) per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $2.17 per MMBtu to a low of $1.50 per MMBtu. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand and we cannot predict whether or when oil production and economic activities will return to normalized levels.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting that we use for our oil and gas operations, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash impairment expense on the condensed consolidated statements of operations and an increase to accumulated depreciation, depletion and amortization on our condensed consolidated balance sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. We perform this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, we utilize SEC Pricing when performing the ceiling test. We also hold prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period. Although we experienced a significant decline in commodity prices during March 2020, future commodity prices remained relatively consistent in the undiscounted future cash flow estimate during the first quarter of 2020, particularly the commodity price as a result of the 12-month average SEC Pricing, and as such, we did not recognize impairment as of March 31, 2020. At March 31, 2020, the Company’s ceiling test computation was based on SEC pricing of $60.10 per Bbl of oil, $2.36 per Mcf of natural gas and $15.62 per Bbl of NGLs.

If the SEC pricing, adjusted for differentials, had been $35.34 per Bbl of oil, $2.19 per Mcf of natural gas and $8.69 per Bbl of NGLs, respectively, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $450.0 million. The aforementioned prices, as estimated for the twelve month period January 2020 through December 2020, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the five months ended May 2020, with the prices for June through December based on forward looking NYMEX and Henry Hub futures prices on May 1, 2020.

As part of our period end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions, which we expect to decrease further as a result of sustained lower commodity prices. There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to the risk factors referred to in Item 1A. “Risk Factors” included in our 2019 Annual Report and elsewhere in this Quarterly Report. Any decrease in pricing, negative change in price differentials, or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties.

BOEM Bonding Requirements — In order to cover the various decommissioning obligations of lessees on the Outer Continental Shelf (“OCS”), the Bureau of Ocean Energy Management (“BOEM”) generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, BOEM issued the NTL 2016-N01 (the “2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, right-of-ways (“ROWs”) and right of use easements (“RUEs”). The 2016 NTL became effective in September 2016, but BOEM subsequently postponed any implementation of the 2016 NTL and has indicated they will be issuing a modified or substitute NTL or a proposed rule. This extension for implementation currently remains in effect. We remain in active discussions with government regulators and industry peers with regard to any future rulemaking and financial assurance requirements. Notwithstanding BOEM’s 2016 NTL, BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us as a result of the 2016 NTL, to the extent implemented, as well as any other future BOEM directives, or any other changes to BOEM’s rules applicable to our or any of our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Deepwater Operations — We have interests in deepwater fields in the Gulf of Mexico. Operations in the deepwater can result in increased operational risks as has been demonstrated by the Deepwater Horizon disaster in 2010. Despite technological advances since this disaster, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of a disaster could be well in excess of insured amounts and result in significant current losses on our statements of operations as well as going concern issues.

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

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;
•	realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts;
•	lease operating expenses;
•	capital expenditures; and
•	Adjusted EBITDA, which is discussed under “—Supplemental Non-GAAP Measure” below.

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Revenues:
Oil	$166,624	$155,679	$10,945
Natural gas	11,898	14,447	(2,549)
NGL	4,301	5,066	(765)
Other	4,941	3,521	1,420
Total revenue	$187,764	$178,713	$9,051

Total Production Volumes:
Oil (MBbls)	3,726	2,663	1,063
Natural gas (MMcf)	7,042	5,184	1,858
NGL (MBbls)	387	255	132
Total production volume (MBoe)	5,287	3,782	1,505

Daily Production Volumes by Product:
Oil (MBblpd)	40.9	29.6	11.3
Natural gas (MMcfpd)	77.4	57.6	19.8
NGL (MBblpd)	4.3	2.8	1.5
Total production volume (MBoepd)	58.1	42.0	16.1

Average sale price per unit:
Oil (per Bbl)	$44.72	$58.46	$(13.74)
Natural gas (per Mcf)	$1.69	$2.79	$(1.10)
NGL (per Bbl)	$11.11	$19.87	$(8.76)
Price per Boe	$34.58	$46.32	$(11.74)
Price per Boe (including realized commodity derivatives)	$41.48	$45.52	$(4.04)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues, due to changes in sales prices and production volumes for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020 vs 2019
	Price	Volume	Total
Oil	$(51,198)	62,143	$10,945
Natural gas	$(7,732)	5,183	$(2,549)
NGL	$(3,388)	2,623	$(765)
Total	$(62,318)	69,949	$7,631

Three Months Ended March 31, 2020 and 2019 Volumetric Analysis — The increase in production volumes was attributable to an increase of 12.5 MBoepd in the Phoenix Field primarily from the shut-in of the HP-I for regulatory-mandated dry-dock that occurred in the first quarter of 2019 and 6.9 MBoepd from production volumes from the oil and natural gas assets acquired in the ILX and Castex Acquisition. The increase in production volumes was partially offset by 3.0 MBoepd in our Ram Powell field primarily related to decreased well performance and a temporary shut-in for construction.

Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three months ended March 31, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended March 31,
	2020	2019
Lease operating expenses	$58,241	$67,959
Lease operating expenses per Boe	$11.02	$17.97

Three Months Ended March 31, 2020 and 2019 — Total lease operating expense for the three months ended March 31, 2020 decreased by approximately $9.7 million, or 14%. This decrease was primarily related to workover and maintenance expense of $7.5 million related to the HP-I dry-dock operation repairs and related workover expense within the Phoenix Field and approximately $7.0 million related to structural and other facility expenses at various fields in the first quarter of 2019. This decrease was partially offset by $6.3 million of lease operating expenses incurred in connection with assets acquired in the ILX and Castex Acquisition. On a per unit basis, lease operating expense decreased $6.95 per Boe to $11.02 per Boe.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three months ended March 31, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended March 31,
	2020	2019
Depreciation, depletion and amortization	$93,543	$64,587
Depreciation, depletion and amortization per Boe	$17.69	$17.08

Three Months Ended March 31, 2020 and 2019 — Depreciation, depletion and amortization expense for the three months ended March 31, 2020 increased by approximately $29.0 million, or 45%. This increase was due to a $0.71 per Boe, or 4%, increase in the depletion rate on our proved oil and natural gas properties and an increase in production of 16.1 MBoepd as discussed above during the three months ended March 31, 2020.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three months ended March 31, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended March 31,
	2020	2019
General and administrative expense	$27,469	$17,609
General and administrative expense per Boe	$5.20	$4.66

Three Months Ended March 31, 2020 and 2019 — General and administrative expense for the three months ended March 31, 2020, increased by approximately $9.9 million, or 56%. Transaction related costs were $7.8 million or $1.47 per Boe for the three months ended March 31, 2020, which is an increase of $5.3 million primarily due to the ILX and Castex Acquisition. Non-cash equity based compensation was $1.6 million, or $0.31 per Boe for the three months ended March 31, 2020, which is an increase of $0.4 million.

Other Income and Expense

The following table highlights other income and expense items in total. The information below provides the financial results and an analysis of significant variances in these results for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Write-down of oil and natural gas properties	$57	$-
Accretion expense	$12,417	$9,607
Price risk management activities income (expense)	$243,217	$(109,579)
Income tax benefit (expense)	$(55,260)	$6,359

Three Months Ended March 31, 2020 and 2019 —

Price risk management activities — Price risk management activities for three months ended March 31, 2020, increased by approximately $352.8 million, or 322%. The income of $243.2 million for the three months ended March 31, 2020 consists of $206.7 million in non-cash gains from the increase in the fair value of our open derivative contracts and $36.5 million in cash settlement gains. The expense of $109.6 million for the three months ended March 31, 2019 consists of $106.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $3.0 million in cash settlement losses. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2021, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Supplemental Non-GAAP Measure

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures used to provide management and investors with (i) additional information to evaluate, with certain adjustments, items required or permitted in calculating covenant compliance under our debt agreements, (ii) important supplemental indicators of the operational performance of our business, (iii) additional criteria for evaluating our performance relative to our peers and (iv) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under accounting principles generally accepted in the United States of America (“GAAP”) or as alternatives to net income (loss), operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

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

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$157,749	$(109,636)
Interest expense	25,850	25,218
Income tax expense (benefit)	55,260	(6,359)
Depreciation, depletion and amortization	93,543	64,587
Accretion expense	12,417	9,607
EBITDA	344,819	(16,583)
Write-down of oil and natural gas properties	57	—
Transaction related costs	7,758	2,493
Derivative fair value (gain) loss(1)	(243,217)	109,579
Net cash receipts (payments) on settled derivative instruments(1)	36,460	(3,019)
Non-cash write-down of other well equipment inventory	133	—
Non-cash equity-based compensation expense	1,627	1,259
Adjusted EBITDA	$147,637	$93,729

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of March 31, 2020, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $593.4 million.

We fund exploration and development activities primarily through operating cash flows, cash on hand and through borrowings under the Bank Credit Facility, if necessary. Historically, we have funded significant property acquisitions with the issuance of senior notes, borrowings under the Bank Credit Facility and through additional equity issuances. We occasionally adjust our capital budget in response to changing operating cash flow forecasts and market conditions, including the prices of oil, natural gas and NGLs, acquisition opportunities and the results of our exploration and development activities.

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the three months ended March 31, 2020 (in thousands):

U.S. drilling & completions	$36,321
Mexico appraisal & exploration	696
Asset management	7,857
Seismic and G&G, land, capitalized G&A and other(1)	22,044
Total capital expenditures	66,918
Plugging & abandonment	6,302
Total capital expenditures and plugging & abandonment	$73,220

(1)	Amount excludes $1.6 million of non-cash share-based awards.

Based on our current level of operations and available cash, inclusive of $170.0 million of reductions in previously announced capital, operating and general and administrative expenses, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2020 capital spending project of $380.0 million to $405.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$110,232	$41,122
Investing activities	$(376,683)	$(135,312)
Financing activities	$286,381	$5

Operating Activities — Net cash provided by operating activities increased $69.1 million in the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily attributable an increase in cash receipts on derivatives of $39.5 million.

Investing Activities — Net cash used in investing activities increased $241.4 million in the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to an increase in payments for acquisitions of $260.2 million which was offset by a decrease in capital expenditures of $18.8 million.

Financing Activities — Net cash provided by financing activities increased $286.4 million in the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily attributable to proceeds of $300.0 million received from the Bank Credit Facility during the three months ended March 31, 2020 to fund the ILX and Castex Acquisition.

Bank Credit Facility – matures May 2022 — The Company maintains a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $1.15 billion (the “Bank Credit Facility”) as of March 31, 2020. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate, plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. In addition, we are obligated to pay a commitment fee of 0.50% on the unutilized portion of the commitments. The Bank Credit Facility has certain debt covenants, the most restrictive of which requires that we maintain a total debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 each quarter. We must also maintain a current ratio no less than 1.00 to 1.00 each quarter. According to the Bank Credit Facility, unutilized commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by substantially all of our oil and natural gas assets. The Bank Credit Facility is fully and unconditionally guaranteed by us and certain of our wholly-owned subsidiaries.

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our PUD reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. The Company’s scheduled redetermination meeting will be held in May 2020, with results expected by the end of the month.

As of March 31, 2020, commitments under our maximum borrowing base were set at $1.15 billion, of which no more than $200 million can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at March 31, 2020. As of March 31, 2020, the Bank Credit Facility had approximately $486.4 million of undrawn commitments (taking into account $13.6 million in letters of credit issued and $650.0 million drawn under the Bank Credit Facility).

11.00% Second-Priority Senior Secured Notes—due April 2022 — The 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) were issued pursuant to an indenture dated May 10, 2018, between the Talos Issuers (as defined in that certain indenture), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 11.00% Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15.

7.50% Senior Notes—due May 2022 — The 7.50% Senior Notes (the “7.50% Notes”) represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Notes pursuant to the exchange offer and consent solicitation, and thus remain outstanding. As a result of the exchange offer and consent solicitation, substantially all of the restrictive covenants relating to the 7.50% Notes have been removed and collateral securing the 7.50% Notes has been released. The 7.50% Notes mature May 31, 2022 and have interest payable semiannually each May 31 and November 30.

Performance Bonds — As of March 31, 2020, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $669.3 million. In July 2016, BOEM issued the 2016 NTL to clarify the procedures and guidelines BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, or any other future directive or rule, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies and Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees, income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies, which are summarized in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2019 Annual Report.

Recently Adopted Accounting Standards

See Part I, Item 1. “Condensed Consolidated Financial Statements – Note 1 – Formation and Basis of Presentation” for accounting standards recently adopted by the Company.

Recently Issued Accounting Standards

See Part I, Item 1. “Condensed Consolidated Financial Statements – Note 1 – Formation and Basis of Presentation” for accounting standards recently adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Annual Report. Except as disclosed in this Quarterly Report, there have been no material changes from the disclosures presented in our 2019 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our 2019 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our 2019 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risks and uncertainties described below should be read together with those disclosed in our 2019 Annual Report and our other SEC filings.

Oil and natural gas prices are volatile. Sustained periods of low, or further declines in, commodity prices adversely affect our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

Our revenues, cash flows, profitability and future rate of growth substantially depend upon the market prices of oil and natural gas. The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2018 through March 31, 2020, the NYMEX WTI crude oil price per Bbl ranged from a low of $29.21 to a high of $70.98, and the NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $1.79 to a high of $4.09. The high, low and average prices for NYMEX WTI and NYMEX Henry Hub are monthly contract prices. Subsequent to March 31, 2020, NYMEX WTI crude oil and NYMEX Henry Hub natural gas prices recorded lows of $(36.98) per Bbl and $1.50 per MMBtu, respectively. In April 2020, extreme shortages of transportation and storage capacity caused the NYMEX WTI front month oil futures price to go negative for the first time. We believe negative pricing resulted from the holders of expiring May 2020 oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.

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

The prices we receive for our oil and natural gas depend upon many factors beyond our control, including, among others:

•	changes in the supply of and demand for oil and natural gas;
•	market uncertainty;
•	level of consumer product demands;
•	hurricanes and other adverse weather conditions;
•	the impact of applicable market differentials, including those relating to quality, transportation, fees, energy content and regional pricing;

•	domestic and foreign governmental regulations and taxes;
•	price and availability of alternative fuels;
•	political and economic conditions in oil-producing countries, particularly those in the Middle East, Russia, South America and Africa;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of COVID-19, or any government response to such occurrence or threat;
•	actions by the OPEC and other state-controlled oil companies relating to oil and natural gas price and production controls;
•	U.S. and foreign supply of oil and natural gas;
•	price and quantity of oil and natural gas imports and exports;
•	the level of global oil and natural gas exploration and production;
•	the level of global oil and natural gas inventories;
•	localized supply and demand fundamentals and transportation availability;
•	capacity of processing, gathering, storage and transportation facilities;
•	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•	price and availability of competitors’ supplies of oil and natural gas;
•	technological advances affecting energy consumption; and
•	overall domestic and foreign economic conditions.

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 71%, 23%, and 6%, respectively, of our estimated proved reserves as of March 31, 2020, and approximately 70%, 23%, and 7%, respectively, of our production on an MBoe basis as of March 31, 2020, our financial results are sensitive to movements in oil, natural gas and NGL prices.

A financial crisis may impact our business, financial condition and cash flows and may adversely impact our ability to obtain funding under our Bank Credit Facility or in the capital markets.

We use our cash flows from operating activities and borrowings under our Bank Credit Facility to fund our capital expenditures, and we rely on the capital markets and asset monetization transactions to provide us with additional capital for large or exceptional transactions. However, COVID-19 and numerous public and political responses thereto have contributed to equity market volatility and the potential risk of a global recession, and we expect this global equity market volatility to continue at least until the outbreak of COVID-19 stabilizes, if not longer. As such, we may not be able to access adequate funding under our Bank Credit Facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination or a breach or default under our Bank Credit Facility, including a breach of a financial covenant or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. We may also face limitations on our ability to access the debt and equity capital markets and complete asset sales, increased counterparty credit risk on our derivatives contracts, and requirements by our contractual counterparties to post collateral guaranteeing performance.

In addition, from time to time, we could be required to, or we or our affiliates may seek to, retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, open-market purchases, privately negotiated transactions or other transactions. Such debt repurchase or exchange transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Such transactions may give rise to taxable cancellation of indebtedness income (to the extent the fair market value of the property exchanged, or the amount of cash paid to acquire the outstanding debt, is less than the adjusted issue price of the outstanding debt) and adversely impact our ability to deduct interest expenses in respect of our debt against our taxable income in the future. This could result in a current or future tax liability, which could adversely affect our financial condition and cash flows.

Lower oil and natural gas prices and other factors in the future may result in ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash impairment expense on the condensed consolidated statements of operations and an increase to accumulated depreciation, depletion and amortization on our condensed consolidated balance sheets. A write-down of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we are required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. Any required write-downs or impairments could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our business depends on access to oil and natural gas processing, gathering, storage and transportation systems and facilities.

The marketability of our oil and natural gas production depends in large part on the operation, availability, proximity, capacity and expansion of processing, gathering and transportation facilities, including storage capacity, owned by third parties. In April 2020, extreme shortages of transportation and storage capacity caused the NYMEX WTI front month oil futures price to go negative for the first time. This negative pricing resulted from the holders of expiring May 2020 oil purchase contracts being unable or unwilling to take physical delivery of crude oil, due to the severe lack of storage capacity, and accordingly were forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations. As such, we can provide no assurance that sufficient processing, gathering, storage and/or transportation capacity exists or that we will be able to obtain sufficient processing, gathering, storage and/or transportation capacity on economic terms. A lack of available capacity on processing, gathering, storage and transportation facilities or delays in their planned expansions could result in the shut-in of producing wells or the delay or discontinuance of drilling plans for properties. A lack of availability of these facilities for an extended period of time could negatively impact our revenues. In addition, we enter into contracts for firm transportation, and any failure to renew those contracts on the same or better commercial terms could increase our costs and our exposure to the risks described above. In addition, the rates charged for processing, gathering, storage and transportation services may increase over time.

If we are forced to shut in production, we will likely incur greater costs to bring the associated production back online, and will be unable to predict the production levels of such wells once brought back online.

The recent actions of foreign oil producers such as Saudi Arabia and Russia, coupled with the impact on global demand from the COVID-19 pandemic, have materially decreased global crude oil prices and generated a surplus of oil. This significant surplus has created a saturation of storage and caused imminent crude storage constraints, which could lead to the shut-in of production of our wells due to lack of sufficient markets or lack of availability and capacity of processing, gathering, storing and transportation systems. If we are forced to shut in production we will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings. If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. Any shut in or curtailment of the oil, natural gas and NGLs produced from our fields could adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1#

Purchase and Sale Agreement, dated as of December 10, 2019, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings, LLC (incorporated by reference to Exhibit 2.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 16, 2019).

2.2

Amendment to Purchase and Sale Agreement, dated as of February 24, 2020, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings LLC (incorporated by reference to Exhibit 2.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 25, 2020).

2.3#

Purchase and Sale Agreement, dated as of December 10, 2019, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings II, LLC (incorporated by reference to Exhibit 2.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 16, 2019).

2.4

Amendment to Purchase and Sale Agreement, dated as of February 24, 2020, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings II LLC (incorporated by reference to Exhibit 2.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 25, 2020).

2.5#

Purchase and Sale Agreement, dated as of December 10, 2019, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings III LLC (incorporated by reference to Exhibit 2.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 16, 2019).

2.6

Amendment to Purchase and Sale Agreement, dated as of February 24, 2020, by and among Talos Energy Inc., Talos Production Inc. and ILX Holdings III LLC (incorporated by reference to Exhibit 2.6 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 25, 2020).

2.7#

Purchase and Sale Agreement, dated as of December 10, 2019, by and among Talos Energy Inc., Talos Production Inc. and Castex Energy 2014, LLC (incorporated by reference to Exhibit 2.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 16, 2019).

2.8

Amendment to Purchase and Sale Agreement, dated as of February 24, 2020, by and among Talos Energy Inc., Talos Production Inc. and Castex Energy 2014, LLC (incorporated by reference to Exhibit 2.8 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 25, 2020).

2.9#

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

4.2

Registration Rights Agreement Amendment, dated as of February 28, 2020, by and among Talos Energy Inc. and each of the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 2, 2020).

10.1†

Separation and Release Agreement, dated as of January 22, 2020, between Stephen E. Heitzman and Talos Energy Operating Company LLC (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File NO. 001-38497) filed with the SEC on January 23, 2020).

10.2†	Indemnification Agreement (Robert D. Abendschein) (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K filed with the SEC on January 23, 2020).

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

TALOS ENERGY INC.

Date:	May 6, 2020	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer