Form 10-Q
period 2020-06-30
TALOS ENERGY INC.
filed 2020-08-06
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 68,415,860 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective”, “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

•	business strategy;
•	reserves;
•	exploration and development drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves that we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program and other capital expenditures;
•	realized oil and natural gas prices;
•	timing and amount of future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	future drilling plans;
•	availability of pipeline connections on economic terms;
•	competition, government regulations and political developments;
•	our ability to obtain permits and governmental approvals, including with respect to repairs to the Ram Powell facility;
•	pending legal, governmental or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	leasehold or business acquisitions on desired terms;
•	costs of developing properties;
•	general economic conditions;
•	credit markets;
•	impact of new accounting pronouncements on earnings in future periods;
•	estimates of future income taxes;
•	our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•	uncertainty regarding our future operating results and our future revenues and expenses; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, including the sharp decline in oil prices beginning in March 2020, the impact of the coronavirus disease 2019 (“COVID-19”) and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC countries, such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions, lack of transportation and storage capacity as a result of oversupply, government regulations and actions or other factors; lack of availability of drilling and production equipment and services; inflation; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our business combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A, “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,855	$87,022
Accounts receivable
Trade, net	67,042	107,842
Joint interest, net	52,777	16,552
Other	21,697	6,346
Assets from price risk management activities	72,666	8,393
Prepaid assets	45,689	65,877
Other current assets	1,982	1,952
Total current assets	369,708	293,984
Property and equipment:
Proved properties	4,674,529	4,066,260
Unproved properties, not subject to amortization	274,690	194,532
Other property and equipment	32,262	29,843
Total property and equipment	4,981,481	4,290,635
Accumulated depreciation, depletion and amortization	(2,247,009)	(2,065,023)
Total property and equipment, net	2,734,472	2,225,612
Other long-term assets:
Assets from price risk management activities	1,409	—
Other well equipment inventory	14,458	7,732
Operating lease assets	7,351	7,779
Other assets	47,250	54,375
Total assets	$3,174,648	$2,589,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,151	$71,357
Accrued liabilities	184,992	154,816
Accrued royalties	12,772	31,729
Current portion of asset retirement obligations	44,977	61,051
Liabilities from price risk management activities	26,615	19,476
Accrued interest payable	10,603	10,249
Current portion of operating lease liabilities	1,695	1,594
Other current liabilities	22,073	20,180
Total current liabilities	407,878	370,452
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	997,041	732,981
Asset retirement obligations	387,083	308,427
Liabilities from price risk management activities	7,018	511
Operating lease liabilities	19,228	17,239
Other long-term liabilities	61,847	81,595
Total liabilities	1,880,095	1,511,205
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 68,414,782 and 54,197,004 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	684	542
Additional paid-in capital	1,545,138	1,346,142
Accumulated deficit	(251,269)	(268,407)
Total stockholders' equity	1,294,553	1,078,277
Total liabilities and stockholders' equity	$3,174,648	$2,589,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil revenue	$74,471	$256,908	$241,095	$412,587
Natural gas revenue	11,140	14,746	23,038	29,193
NGL revenue	1,964	6,645	6,265	11,711
Other	1,299	8,511	6,240	12,032
Total revenue	88,874	286,810	276,638	465,523
Operating expenses:
Lease operating expense	63,882	54,455	122,123	122,414
Production taxes	166	506	415	1,088
Depreciation, depletion and amortization	88,443	95,806	181,986	160,393
Write-down of oil and natural gas properties	—	12,361	57	12,361
Accretion expense	13,794	9,945	26,211	19,552
General and administrative expense	17,192	18,865	44,661	36,474
Total operating expenses	183,477	191,938	375,453	352,282
Operating income (expense)	(94,603)	94,872	(98,815)	113,241
Interest expense	(26,190)	(24,932)	(52,040)	(50,150)
Price risk management activities income (expense)	(68,682)	29,990	174,535	(79,589)
Other income (expense)	(528)	831	(674)	1,264
Net income (loss) before income taxes	(190,003)	100,761	23,006	(15,234)
Income tax benefit (expense)	49,392	(5,997)	(5,868)	362
Net income (loss)	$(140,611)	$94,764	$17,138	$(14,872)

Net income (loss) per common share:
Basic	$(2.14)	$1.75	$0.28	$(0.27)
Diluted	$(2.14)	$1.74	$0.28	$(0.27)
Weighted average common shares outstanding:
Basic	65,807	54,178	62,023	54,167
Diluted	65,807	54,451	62,318	54,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Stockholders Equity
Balance at March 31, 2019	54,155,805	—	$542	$—	$1,336,216	$(436,772)	$899,986
Equity based compensation	45,994	—	—	—	3,574	—	3,574
Shares withheld for taxes on equity transactions	(10,106)	—	—	—	(283)	—	(283)
Net income	—	—	—	—	—	94,764	94,764
Balance at June 30, 2019	54,191,693	—	$542	$—	$1,339,507	$(342,008)	$998,041

Balance at March 31, 2020	65,342,273	—	$652	$—	$1,504,903	$(110,658)	$1,394,897
Equity based compensation	30,401	—	2	—	4,386	—	4,388
Shares withheld for taxes on equity transactions	(7,892)	—	(1)	—	(80)	—	(81)
Issuance of common stock	3,050,000	—	31	—	35,929	—	35,960
Net loss	—	—	—	—	—	(140,611)	(140,611)
Balance at June 30, 2020	68,414,782	—	$684	$—	$1,545,138	$(251,269)	$1,294,553

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Stockholders Equity
Balance at December 31, 2018	54,155,768	—	$542	$—	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	46,047	—	—	—	5,700	—	5,700
Shares withheld for taxes on equity transactions	(10,122)	—	—	—	(283)	—	(283)
Net loss	—	—	—	—	—	(14,872)	(14,872)
Balance at June 30, 2019	54,191,693	—	$542	$—	$1,339,507	$(342,008)	$998,041

Balance at December 31, 2019	54,197,004	—	$542	$—	$1,346,142	$(268,407)	$1,078,277
Equity based compensation	230,478	—	2	—	7,767	—	7,769
Shares withheld for taxes on equity transactions	(62,700)	—	(1)	—	(790)	—	(791)
Issuances of preferred shares	—	110,000	—	1	156,199	—	156,200
Conversion of preferred shares into common shares	11,000,000	(110,000)	110	(1)	(109)	—	—
Issuance of common stock	3,050,000	—	31	—	35,929	—	35,960
Net income	—	—	—	—	—	17,138	17,138
Balance at June 30, 2020	68,414,782	—	$684	$—	$1,545,138	$(251,269)	$1,294,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$17,138	$(14,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	208,197	179,945
Write-down of oil and natural gas properties and other well inventory	190	12,361
Amortization of deferred financing costs and original issue discount	3,985	2,393
Equity based compensation, net of amounts capitalized	3,974	3,220
Price risk management activities expense (income)	(174,535)	79,589
Net cash received (paid) on settled derivative instruments	122,499	(12,562)
Gain on extinguishment of debt	(1,470)	—
Settlement of asset retirement obligations	(18,496)	(32,206)
Changes in operating assets and liabilities:
Accounts receivable	(5,164)	(32,118)
Other current assets	15,128	12,259
Accounts payable	12,645	23,646
Other current liabilities	16,039	(37,164)
Other non-current assets and liabilities, net	(8,518)	(1,870)
Net cash provided by operating activities	191,612	182,621
Cash flows from investing activities:
Exploration, development and other capital expenditures	(154,628)	(229,601)
Cash paid for acquisitions, net of cash acquired	(296,966)	(32,916)
Proceeds from sale of other property and equipment	—	5,369
Net cash used in investing activities	(451,594)	(257,148)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(1,209)	(10,567)
Proceeds from Bank Credit Facility	300,000	75,000
Repayment of Bank Credit Facility	—	(25,000)
Deferred financing costs	(1,287)	—
Other deferred payments	(7,575)	(9,921)
Payments of finance lease	(8,323)	(6,759)
Employee stock transactions	(791)	(283)
Net cash provided by financing activities	280,815	22,470

Net increase (decrease) in cash, cash equivalents and restricted cash	20,833	(52,057)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	87,022	141,162
Balance, end of period	$107,855	$89,105

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$113,461	$165,310
Debt exchanged for common stock	$35,960	—
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$34,163	$31,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 — Formation and Basis of Presentation

Formation and Nature of Business

Talos Energy Inc. (“Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico. The Company leverages decades of geology, geophysics and offshore operations expertise towards the acquisition, exploration, exploitation and development of assets in key geological trends that are present in many offshore basins around the world.

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

Accounts receivable resulting from the sale of crude oil, NGL and natural gas production and joint interest billings to our partners for their share of expenses on joint venture projects for which we are the operator are the primary financial assets within the scope of the standard. Although these receivables are from a diverse group of companies, including major energy companies, pipeline companies and joint interest owners, they are concentrated in the oil and gas industry. This concentration has the potential to impact our overall exposure to credit risk in that these companies may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. At each reporting period the loss-rate is determined utilizing historical data, current market conditions and reasonable and supported forecast of future economic conditions. Our allowance for uncollectable receivables was $9.3 million at June 30, 2020 and $9.9 million at December 31, 2019.

Note 2 — Acquisitions

Asset Acquisitions

Acquisitions qualifying as an asset acquisition requires, among other items, that the cost of the assets acquired and liabilities assumed be recognized on the condensed consolidated balance sheet by allocating the asset cost on a relative fair value basis. The fair value measurements of the oil and natural gas properties acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs represent Level 3 measurements in the fair value hierarchy and include, but are not limited to, estimates of reserves, future operating and development costs, future commodity prices, estimated future cash flows and appropriate discount rates. These inputs required significant judgments and estimates by the Company’s management at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired and any contingent consideration is recognized as the contingency is resolved.

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

The following table summarizes the purchase price, subject to customary post-closing adjustments (in thousands except per share data):

Talos Conversion Stock	11,000
Talos common stock price per share(1)	$14.20
Conversion Stock value	$156,200

Cash consideration	$385,000
Customary closing adjustments	(88,034)
Net cash consideration paid at closing	$296,966

Total purchase price	$453,166

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 28, 2020 and June 30, 2020, including the associated measurement period adjustments (in thousands):

	February 28, 2020	Adjustments	June 30, 2020
Current assets(1)	$10,969	$(4,428)	$6,541
Property and equipment	489,796	6,580	496,376
Other long-term assets	148	—	148
Current liabilities	(7,129)	(1,604)	(8,733)
Other long-term liabilities	(44,489)	3,323	(41,166)
Allocated purchase price	$449,295	$3,871	$453,166

(1)	Includes trade and other receivables of $5.6 million, which the Company expects all to be realizable.

The Company incurred approximately $11.7 million of transaction related costs, of which $0.8 million and $8.3 million was recognized in the three and six months ended June 30, 2020, respectively, and $3.4 million was recognized in the fourth quarter of 2019. These costs have been reflected in “General and administrative expense” on the condensed consolidated statements of operations.

The following table presents revenue and net income attributable to the assets acquired in the ILX and Castex Acquisition for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$26,299	$40,191
Net loss	$(15,161)	$(11,952)

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the six months ended June 30, 2020 as if the ILX and Castex Acquisition had occurred on January 1, 2019. The unaudited pro forma information was derived from historical statements of operations of the Company and the Sellers adjusted to (i) include depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) include interest expense to reflect borrowings under the Bank Credit Facility, (iii) eliminate the write-down of oil and natural gas properties on the assets acquired to reflect the pro-forma ceiling test calculation and (iv) include weighted average basic and diluted shares of common stock outstanding, which was calculated assuming the 11.0 million shares of Conversion Stock were issued to the Sellers. This information does not purport to be indicative of results of operations that would have occurred had the ILX and Castex Acquisition occurred on January 1, 2019, nor is such information indicative of any expected future results of operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2020	2019
Revenue	$372,462	$324,073	$633,433
Net income	$130,715	$29,996	$51,267
Basic net income per common share	$2.01	$0.46	$0.79
Diluted net income per common share	$2.00	$0.46	$0.78

Subsequent Events

Acquisition of Castex Energy 2005 — On June 19, 2020, the Company entered into a purchase and sale agreement for select oil and natural gas assets from affiliates of Castex Energy 2005 (“Castex 2005 Acquisition”). The oil and natural gas assets consist of 16 properties in the U.S. Gulf of Mexico shelf core area. Consideration for the Castex 2005 Acquisition consists of 4.6 million shares of the Company’s common stock and $6.5 million of cash, subject to customary closing adjustments. The Castex 2005 Acquisition closed on August 5, 2020 with an April 1, 2020 effective date. Due to the timing of the Castex 2005 Acquisition, the Company is unable to make a reasonable estimate of the purchase price allocation of such acquisition at this time.

Note 3 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

During the three and six months ended June 30, 2020 and 2019, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties. At June 30, 2020, the Company’s ceiling test computation was based on SEC pricing of $49.21 per Bbl of oil, $2.06 per Mcf of natural gas and $11.79 per Bbl of NGLs.

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

The Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date resulted in the Company recording a non-cash impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Unproved property impairment for the three and six months ended June 30, 2019 was $12.4 million.

Asset Retirement Obligations

The discounted asset retirement obligations included in the condensed consolidated balance sheets in current and non-current liabilities, and the changes in that liability during the six months ended June 30, 2020 were as follows (in thousands):

Asset retirement obligations at January 1	$369,478
Fair value of asset retirement obligations acquired(1)	42,670
Obligations settled	(18,496)
Fair value of asset retirement obligations divested	(185)
Accretion expense	26,211
Obligations incurred	377
Changes in estimate	12,005
Asset retirement obligations at June 30	$432,060
Less: Current portion	(44,977)
Long-term portion	$387,083

(1)	Six months ended June 30, 2020 includes $41.2 million of asset retirement obligations assumed in the ILX and Castex Acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost - interest on lease liabilities(1)	$4,040	$4,867	$8,305	$9,861
Operating lease cost, excluding short-term leases(2)	866	763	1,732	1,526
Short-term lease cost(3)	15,748	27,630	19,283	64,239
Variable lease cost(4)	3	3	6	5
Total lease cost	$20,657	$33,263	$29,326	$75,631

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives, are as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease assets	$7,351	$7,779

Current portion of operating lease liabilities	$1,695	$1,594
Operating lease liabilities	19,228	17,239
Total operating lease liabilities	$20,923	$18,833

Finance leases:
Proved property (1)	$124,299	$124,299

Other current liabilities	$19,547	$17,509
Other long-term liabilities	51,665	62,026
Total finance lease liabilities	$71,212	$79,535

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

The table below presents the lease maturity by year as of June 30, 2020 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the condensed consolidated balance sheet.

	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$1,833	$16,629
2021	4,079	33,257
2022	4,302	33,257
2023	4,239	13,857
2024	3,315	—
Thereafter	15,790	—
Total lease payments	$33,558	$97,000
Imputed interest	(12,635)	(25,788)
Total	$20,923	$71,212

The table below presents the weighted average remaining lease term and discount rate related to leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Weighted average remaining lease term:
Operating leases	8.14 years	9.0 years
Finance leases	2.92 years	4.0 years
Weighted average discount rate:
Operating leases	10.3%	12.3%
Finance leases	21.9%	21.9%

The table below presents the supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash outflow from finance leases	$8,306	$9,861
Financing cash outflow from finance leases	$8,323	$6,759
Operating cash outflow from operating leases	$911	$906

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$613

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$346,642	$329,680	$383,871	$401,128
7.50% Senior Notes – due May 2022	$6,060	$4,236	$6,060	$5,030
Bank Credit Facility – matures May 2022(1)	$644,339	$650,000	$343,050	$350,000
Oil and Natural Gas Derivatives	$40,442	$40,442	$(11,594)	$(11,594)

(1)	The carrying amounts are net of discount and deferred financing costs.

As of June 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022

The $351.7 million aggregate principal amount of 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) is reported on the condensed consolidated balance sheet at its carrying value, net of original issue discount and deferred financing costs, see Note 6 — Debt. The fair value of the 11.00% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Notes – due May 2022

The $6.1 million aggregate principal amount of 7.50% Senior Notes (the “7.50% Notes”) is reported on the condensed consolidated balance sheet as of June 30, 2020 at its carrying value, see Note 6 — Debt. The fair value of the 7.50% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc., a wholly-owned subsidiary that was formerly known as Talos Production LLC, maintains a bank credit facility with a borrowing base of $985.0 million at June 30, 2020 (the “Bank Credit Facility”), which is reported on the condensed consolidated balance sheet at its carrying value net of deferred financing costs (see Note 6 — Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash received (paid) on settled derivative instruments	$86,039	$(9,543)	$122,499	$(12,562)
Unrealized gain (loss)	(154,721)	39,533	52,036	(67,027)
Price risk management activities income (expense)	$(68,682)	$29,990	$174,535	$(79,589)

The following table reflects the contracted volumes and weighted average prices the Company will receive under the terms of its derivative contracts as of June 30, 2020:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2020 – December 2020	Swap	30,674	$44.45	$—	$—
July 2020 – December 2020	Collar	5,000	$—	$50.00	$57.09
January 2021 – December 2021	Swap	7,230	$42.37	$—	$—
January 2021 – December 2021	Collar	1,000	$—	$30.00	$40.00
Crude Oil – LLS:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
January 2021 – December 2021	Swap	3,000	$38.83	$—	$—
Natural Gas – NYMEX Henry Hub:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
July 2020 – December 2020	Swaps	55,946	$2.27	$—	$—
January 2021 – December 2021	Swaps	45,000	$2.46	$—	$—
January 2021 – December 2021	Collar	5,000	$—	$2.50	$3.10
January 2022 – December 2022	Swaps	10,000	$2.41	$—	$—

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$74,075	$—	$74,075
Liabilities:
Oil and natural gas swaps and costless collars	—	(33,633)	—	(33,633)
Total net asset	$—	$40,442	$—	$40,442

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$8,393	$—	$8,393
Liabilities:
Oil and natural gas swaps and costless collars	—	(19,987)	—	(19,987)
Total net liability	$—	$(11,594)	$—	$(11,594)

Financial Statement Presentation

Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis in its condensed consolidated balance sheets. On derivative contracts recorded as “Assets” in the table below, the Company is exposed to the risk the counterparties may not perform. The following table presents the fair value of derivative financial instruments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$72,666	$26,615	$8,393	$19,476
Non-current	1,409	7,018	—	511
Total	$74,075	$33,633	$8,393	$19,987

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2020 represent derivative instruments from eleven counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	June 30, 2020	December 31, 2019
11.00% Second-Priority Senior Secured Notes – due April 2022	$351,659	$390,868
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures May 2022	650,000	350,000
Total debt, before discount and deferred financing cost	1,007,719	746,928
Discount and deferred financing cost	(10,678)	(13,947)
Total debt, net of discount and deferred financing costs	$997,041	$732,981

11.00% Second-Priority Senior Secured Notes – due April 2022

The 11.00% Notes were issued pursuant to an indenture dated May 10, 2018, between Talos Production Inc. (formerly Talos Production LLC) and Talos Production Finance Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 11.00% Notes mature April 3, 2022 and have interest payable semi-annually each April 15 and October 15. Prior to May 10, 2021, the Company may, at its option, redeem all or a portion of the 11.00% Notes at 102.75% of the principal amount plus accrued and unpaid interest. Thereafter, the Company may redeem all or a portion of the 11.00% Notes at redemption prices at May 10 at 100.0% of the principal amount plus accrued and unpaid interest.

The indenture governing the 11.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at June 30, 2020.

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the three months ended June 30, 2020, the Company repurchased $2.0 million of the 11.00% Notes in two separate open market repurchases. The exchange agreement and debt repurchases resulted in a gain on extinguishment of $1.5 million and is presented as “Other income (expense)” on the condensed consolidated statements of operations.

7.50% Senior Notes – due May 2022

The 7.50% Notes represent the remaining $6.1 million of long-term debt assumed in the Stone Combination that were not exchanged for 11.00% Notes pursuant to the exchange offer and consent solicitation, and thus remain outstanding. As a result of the exchange offer and consent solicitation, substantially all of the restrictive covenants relating to the 7.50% Notes have been removed and collateral securing the 7.50% Notes has been released. The 7.50% Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. Prior to May 31, 2021, the Company may, at its option, redeem all of the 7.50% Notes at 105.63% of the principal amount plus accrued and unpaid interest. Thereafter, the Company may redeem all or a portion of the 7.50% Notes at redemption prices decreasing annually at May 31 from 105.63% to 100.0% plus accrued and unpaid interest.

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc. maintain a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $985.0 million as of June 30, 2020. The borrowing base requires certain lender approval to access the last $85.0 million of capacity and such amount was automatically reduced to $25.0 million upon closing of the Castex 2005 Acquisition on August 5, 2020. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate, plus applicable margins ranging from 3.00% to 4.00% or an alternate base rate, based on the federal funds effective rate plus applicable margins ranging from 2.00% to 3.00%. In addition, the Company is obligated to pay a commitment fee of 0.50% on the unutilized portion of the commitments. The Bank Credit Facility has certain debt covenants, the most restrictive of which is that the Company must maintain a total debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 calculated each quarter utilizing the most recent twelve months to determine EBITDAX. The Company must also maintain a current ratio no less than 1.00 to 1.00 each quarter. According to the Bank Credit Facility, unutilized commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by substantially all of the oil and natural gas assets of the Company. The Bank Credit Facility is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. On June 19, 2020, the borrowing base was redetermined by the lenders and decreased from $1.15 billion to $985.0 million. The June 19, 2020 redetermination also requires certain lender approval to access the last $85.0 million of capacity and such amount was automatically reduced to $25.0 million upon closing of the Castex 2005 Acquisition on August 5, 2020. The next scheduled redetermination meeting will be during the fourth quarter of 2020.

As of June 30, 2020, no more than $200.0 million of the Company’s borrowing base can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at June 30, 2020. As of June 30, 2020, the Company has $650.0 million of outstanding borrowings and $13.6 million in letters of credit issued under the Bank Credit Facility.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Talos Energy Inc. Long Term Incentive Plan

Under the Talos Energy Inc. Long Term Incentive Plan (the “LTIP”), the Company may issue, subject to approval by the Talos board of directors, grants of options (including incentive stock options), stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards or any combination of the foregoing to employees, directors and consultants. The LTIP authorizes the Company to grant awards of up to 5,415,576 shares of the Company’s common stock.

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity for the six months ended June 30, 2020:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	733,777	$25.20
Granted	1,278,095	$10.04
Vested	(255,908)	$25.42
Forfeited	(41,008)	$24.82
Unvested RSUs at June 30, 2020	1,714,956	$13.88

Performance Share Units (“PSUs”) — The following table summarizes PSU activity for the six months ended June 30, 2020:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	417,831	$39.31
Granted	441,642	$13.05
Vested	—	$—
Forfeited	(20,772)	$36.52
Unvested PSUs at June 30, 2020	838,701	$25.55

The grant date fair value of the PSUs granted during the six months ended June 30, 2020, calculated using a Monte Carlo simulation, was $5.8 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted for the six months ended June 30, 2020:

2020 Grant Date
March 5, 2020
Number of simulations	100,000
Expected term (in years)	2.8
Expected volatility	48.8%
Risk-free interest rate	0.6%
Dividend yield	—%

Share-based Compensation Expense, net

Share-based compensation expense associated with RSUs, PSUs and Series B Units are reflected as “General and administrative expense,” in the condensed consolidated statements of operations, net amounts capitalized to “Proved Properties,” in the condensed consolidated balance sheet. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at “Net cash provided by operating activities” in the condensed consolidated statements of cash flows.

The Company recognized the following share-based compensation expense, net for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense	$4,455	$3,702	$7,667	$5,977
Less: amounts capitalized to oil and gas properties	(2,108)	(1,741)	(3,693)	(2,757)
Total share-based compensation expense, net	$2,347	$1,961	$3,974	$3,220

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended June 30, 2020, the Company recognized an income tax benefit of $49.4 million for an effective tax rate of 26.0%. The Company’s effective tax rate of 26.0% is higher than the U.S. federal statutory income tax rate of 21% primarily due to state income taxes and permanent differences. For the three months ended June 30, 2019, the Company recognized income tax expense of $6.0 million for an effective tax rate of 6.0%. The difference between the Company’s effective tax rate of 6.0% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance.

For the six months ended June 30, 2020, the Company recognized income tax expense of $5.9 million for an effective tax rate of 25.5%. The Company’s effective tax rate of 25.5% is higher than the U.S. federal statutory income tax rate of 21% due to state income taxes, and other permanent differences, primarily related to non-deductible executive compensation and the impact of equity-based compensation shortfalls. For the six months ended June 30, 2019, the Company recognized an income tax benefit of $0.4 million for an effective tax rate of 2.4%. The difference between the Company’s effective tax rate of 2.4% and federal statutory income tax rate of 21% is primarily due to a reduction to the Company’s valuation allowance.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. Changes to the Company’s assessment of its valuation allowance could materially impact its results of operations. As of June 30, 2020, the Company had a valuation allowance related to state and foreign deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(140,611)	$94,764	$17,138	$(14,872)
Weighted average common shares outstanding — basic	65,807	54,178	62,023	54,167

Dilutive effect of securities	—	273	295	—
Weighted average common shares outstanding — diluted	65,807	54,451	62,318	54,167
Net income (loss) per common share:
Basic	$(2.14)	$1.75	$0.28	$(0.27)
Diluted	$(2.14)	$1.74	$0.28	$(0.27)
Anti-dilutive potentially issuable securities excluded from diluted common shares	5,106	3,857	4,732	4,739

Note 10 — Related Party Transactions

ILX and Castex Acquisition

On February 28, 2020 the Company acquired assets and liabilities at fair value from the Riverstone Sellers, affiliates of the Riverstone Funds, for $453.2 million (comprised of $297.0 million in net cash paid and $156.2 million in Conversion Stock). See additional details in Note 2 — Acquisitions.

Whistler Acquisition

On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of June 30, 2020 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing.

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

The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, the Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and selling commissions. For the three and six months ended June 30, 2020, fees incurred by the Company in conjunction with the Original Equity Registration Rights Agreement were nil and $0.2 million, respectively. For the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.7 million, respectively.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at Vinson & Elkins L.L.P. For the three and six months ended June 30, 2020, the Company incurred fees of approximately $1.8 million and $3.4 million, respectively, of which $3.2 million were payable for legal services performed by Vinson & Elkins L.L.P. as of June 30, 2020. For the three and six months ended June 30, 2019, the Company incurred fees of approximately $0.5 million and $1.6 million, respectively, of which $1.0 million remained payable for legal services performed by Vinson & Elkins L.L.P. as of June 30, 2019.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of June 30, 2020, the Company had secured performance bonds totaling approximately $658.1 million. As of June 30, 2020, the Company had $13.6 million in letters of credit issued under its Bank Credit Facility.

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$102,310	$1,791	$3,754	$—	$107,855
Accounts receivable
Trade, net	—	—	67,042	—	—	67,042
Joint interest, net	—	—	39,793	12,984	—	52,777
Other	—	16,044	5,394	259	—	21,697
Assets from price risk management activities	—	72,666	—	—	—	72,666
Prepaid assets	166	8,748	36,747	28	—	45,689
Other current assets	53	—	1,929	—	—	1,982
Total current assets	219	199,768	152,696	17,025	—	369,708
Property and equipment:
Proved properties	—	—	4,674,529	—	—	4,674,529
Unproved properties, not subject to amortization	—	—	159,063	115,627	—	274,690
Other property and equipment	—	25,119	6,926	217	—	32,262
Total property and equipment	—	25,119	4,840,518	115,844	—	4,981,481
Accumulated depreciation, depletion and amortization	—	(12,523)	(2,234,408)	(78)	—	(2,247,009)
Total property and equipment, net	—	12,596	2,606,110	115,766	—	2,734,472
Other long-term assets:
Assets from price risk management activities	—	1,409	—	—	—	1,409
Other well equipment inventory	—	—	14,458	—	—	14,458
Operating lease assets	—	3,400	2,830	1,121	—	7,351
Investments in subsidiaries	1,267,766	2,111,292	—	—	(3,379,058)	—
Other assets	27,756	364	2,408	16,722	—	47,250
	1,295,741	2,328,829	2,778,502	150,634	(3,379,058)	3,174,648
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	636	4,108	98,638	769	—	104,151
Accrued liabilities	—	4,851	168,996	11,145	—	184,992
Accrued royalties	—	—	12,772	—	—	12,772
Current portion of asset retirement obligations	—	—	44,977	—	—	44,977
Liabilities from price risk management activities	—	26,615	—	—	—	26,615
Accrued interest payable	—	10,565	38	—	—	10,603
Current portion of operating lease liabilities	—	560	723	412	—	1,695
Other current liabilities	255	—	21,818	—	—	22,073
Total current liabilities	891	46,699	347,962	12,326	—	407,878
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	—	990,981	6,060	—	—	997,041
Asset retirement obligations	—	—	387,083	—	—	387,083
Liabilities from price risk management activities	—	7,018	—	—	—	7,018
Operating lease liabilities	—	16,365	2,115	748	—	19,228
Other long-term liabilities	297	—	61,550	—	—	61,847
Total liabilities	1,188	1,061,063	804,770	13,074	—	1,880,095
Commitments and Contingencies (Note 11)
Stockholders' equity	1,294,553	1,267,766	1,973,732	137,560	(3,379,058)	1,294,553
	$1,295,741	$2,328,829	$2,778,502	$150,634	$(3,379,058)	$3,174,648

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

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$74,471	$—	$—	$74,471
Natural gas revenue	—	—	11,140	—	—	11,140
NGL revenue	—	—	1,964	—	—	1,964
Other	—	—	1,299	—	—	1,299
Total revenue	—	—	88,874	—	—	88,874
Operating expenses:
Lease operating expense	—	—	64,185	(303)	—	63,882
Production taxes	—	—	166	—	—	166
Depreciation, depletion and amortization	—	795	87,634	14	—	88,443
Write-down of oil and natural gas properties	—	—	—	—	—	—
Accretion expense	—	—	13,794	—	—	13,794
General and administrative expense	472	7,053	9,041	626	—	17,192
Total operating expenses	472	7,848	174,820	337	—	183,477
Operating loss	(472)	(7,848)	(85,946)	(337)	—	(94,603)
Interest expense	—	(20,861)	(5,329)	—	—	(26,190)
Price risk management activities expenses	—	(68,682)	—	—	—	(68,682)
Other income (loss)	—	1,660	185	(2,373)	—	(528)
Income tax benefit (expense)	49,707	(1)	(156)	(158)	—	49,392
Equity earnings from subsidiaries	(189,846)	(94,114)	—	—	283,960	—
Net income (loss)	$(140,611)	$(189,846)	$(91,246)	$(2,868)	$283,960	$(140,611)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$241,088	$7	$—	$241,095
Natural gas revenue	—	—	23,038	—	—	23,038
NGL revenue	—	—	6,265	—	—	6,265
Other	—	—	6,240	—	—	6,240
Total revenue	—	—	276,631	7	—	276,638
Operating expenses:
Lease operating expense	—	—	122,426	(303)	—	122,123
Production taxes	—	—	415	—	—	415
Depreciation, depletion and amortization	—	1,522	180,437	27	—	181,986
Write-down of oil and natural gas properties	—	—	—	57	—	57
Accretion expense	—	—	26,211	—	—	26,211
General and administrative expense	694	23,794	18,869	1,304	—	44,661
Total operating expenses	694	25,316	348,358	1,085	—	375,453
Operating loss	(694)	(25,316)	(71,727)	(1,078)	—	(98,815)
Interest expense	7	(39,483)	(12,562)	(2)	—	(52,040)
Price risk management activities income	—	174,535	—	—	—	174,535
Other income (loss)	—	1,826	369	(2,869)	—	(674)
Income tax expense	(5,552)	(1)	(157)	(158)	—	(5,868)
Equity earnings from subsidiaries	23,377	(88,184)	—	—	64,807	—
Net income (loss)	$17,138	$23,377	$(84,077)	$(4,107)	$64,807	$17,138

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2019

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$256,908	$—	$—	$256,908
Natural gas revenue	—	—	14,746	—	—	14,746
NGL revenue	—	—	6,645	—	—	6,645
Other	—	—	8,511	—	—	8,511
Total revenue	—	—	286,810	—	—	286,810
Operating expenses:
Lease operating expense	—	—	54,455	—	—	54,455
Production taxes	—	—	506	—	—	506
Depreciation, depletion and amortization	—	1,242	94,554	10	—	95,806
Write-down of oil and natural gas properties	—	—	—	12,361	—	12,361
Accretion expense	—	—	9,945	—	—	9,945
General and administrative expense	48	7,626	10,634	557	—	18,865
Total operating expenses	48	8,868	170,094	12,928	—	191,938
Operating income (loss)	(48)	(8,868)	116,716	(12,928)	—	94,872
Interest expense	—	(17,020)	(7,719)	(193)	—	(24,932)
Price risk management activities income	—	29,990	—	—	—	29,990
Other income (loss)	—	106	765	(40)	—	831
Income tax benefit (expense)	(6,187)	—	(294)	484	—	(5,997)
Equity earnings from subsidiaries	100,999	96,791	—	—	(197,790)	—
Net income (loss)	$94,764	$100,999	$109,468	$(12,677)	$(197,790)	$94,764

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2019

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Revenues:
Oil revenue	$—	$—	$412,587	$—	$—	$412,587
Natural gas revenue	—	—	29,193	—	—	29,193
NGL revenue	—	—	11,711	—	—	11,711
Other	—	—	12,032	—	—	12,032
Total revenue	—	—	465,523	—	—	465,523
Operating expenses:
Lease operating expense	—	—	122,414	—	—	122,414
Production taxes	—	—	1,088	—	—	1,088
Depreciation, depletion and amortization	—	1,314	159,064	15	—	160,393
Write-down of oil and natural gas properties	—	—	—	12,361	—	12,361
Accretion expense	—	—	19,552	—	—	19,552
General and administrative expense	385	16,232	19,409	448	—	36,474
Total operating expenses	385	17,546	321,527	12,824	—	352,282
Operating income (loss)	(385)	(17,546)	143,996	(12,824)	—	113,241
Interest expense	—	(33,592)	(16,237)	(321)	—	(50,150)
Price risk management activities expenses	—	(79,589)	—	—	—	(79,589)
Other income (loss)	—	187	1,236	(159)	—	1,264
Income tax benefit (expense)	650	—	(296)	8	—	362
Equity earnings from subsidiaries	(15,137)	115,403	—	—	(100,266)	—
Net income (loss)	$(14,872)	$(15,137)	$128,699	$(13,296)	$(100,266)	$(14,872)

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2020

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non- Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(324)	$49,486	$154,079	$(11,629)	$—	$191,612
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,791)	(149,621)	(3,216)	—	(154,628)
Cash paid for acquisitions, net of cash acquired	—	—	(296,966)	—	—	(296,966)
Investments in subsidiaries	—	(783,703)	—	—	783,703	—
Distributions from subsidiaries	—	462,034	—	—	(462,034)	—
Net cash provided by (used in) investing activities	—	(323,460)	(446,587)	(3,216)	321,669	(451,594)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	(1,209)	—	—	—	(1,209)
Proceeds from Bank Credit Facility	—	300,000	—	—	—	300,000
Deferred financing costs	—	(1,287)	—	—	—	(1,287)
Other deferred payments	—	—	(7,575)	—	—	(7,575)
Payment of capital lease	—	—	(8,323)	—	—	(8,323)
Employee stock transactions	—	—	(791)	—	—	(791)
Capital contributions	331	—	770,872	12,500	(783,703)	—
Distributions to Subsidiary Issuer	(7)	—	(460,477)	(1,550)	462,034	—
Net cash provided by (used in) financing activities	324	297,504	293,706	10,950	(321,669)	280,815

Net increase (decrease) in cash, cash equivalents and restricted cash	—	23,530	1,198	(3,895)	—	20,833
Cash, cash equivalents and restricted cash
Balance, beginning of period	—	78,780	593	7,649	—	87,022
Balance, end of period	$—	$102,310	$1,791	$3,754	$—	$107,855

TALOS ENERGY INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2019

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuers	Guarantors	Non-Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(259)	$(59,988)	$266,802	$(23,934)	$—	$182,621
Cash flows from investing activities:
Exploration, development, and other capital expenditures	—	(1,442)	(207,340)	(20,819)	—	(229,601)
Cash paid for acquisitions, net of cash acquired	—	—	(32,916)	—	—	(32,916)
Investments in subsidiaries	—	(784,698)	—	—	784,698	—
Proceeds from sale of other property and equipment	—	—	5,369	—	—	5,369
Distributions from subsidiaries	—	838,920	—	—	(838,920)	—
Net cash provided by (used in) investing activities	—	52,780	(234,887)	(20,819)	(54,222)	(257,148)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	—	—	(10,567)	—	—	(10,567)
Proceeds from Bank Credit Facility	—	75,000	—	—	—	75,000
Repayment of Bank Credit Facility	—	(25,000)	—	—	—	(25,000)
Deferred financing costs	—	—	—	—	—	—
Other deferred payments	—	—	(9,921)	—	—	(9,921)
Payment of capital lease	—	—	(6,759)	—	—	(6,759)
Employee stock transactions	—	(283)	—	—	—	(283)
Capital contributions	259	—	734,939	49,500	(784,698)	—
Distributions to Subsidiary Issuer	—	—	(838,595)	(325)	838,920	—
Net cash provided by (used in) financing activities	259	49,717	(130,903)	49,175	54,222	22,470

Net increase (decrease) in cash, cash equivalents and restricted cash	—	42,509	(98,988)	4,422	—	(52,057)
Cash, cash equivalents and restricted cash
Balance, beginning of period	—	13,541	102,049	25,572	—	141,162
Balance, end of period	$—	$56,050	$3,061	$29,994	$—	$89,105

Note 13 —Subsequent Events

Economic Environment

Due to a combination of the COVID-19 pandemic and related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators have reduced development budgets and activity. Furthermore, during the second quarter of 2020, various state and local governments began relaxing the stay-at-home orders and similar public health mandates that were implemented in response to the COVID-19 pandemic earlier in the year. During the second quarter of 2020, there have been continued and, in certain cases, increasing outbreaks related to COVID-19 in the United States, particularly in Texas, where our corporate headquarters are located. The Company has evaluated the effect of these factors on the business and reduced the capital expenditure budget for the remainder of 2020, accelerated planned downtime maintenance projects, experienced production shut-ins from non-operated oil and gas properties and shut-in limited operated oil and gas properties. The Company continues to monitor the economic environment and evaluate the impact on the business.

Castex 2005 Acquisition

For additional information, see Note 2 — Acquisitions.

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

Outlook

The impact on our business of the COVID-19 outbreak are unprecedented. Please see Part II, Item 1A. “Risk Factors” in this Quarterly Report for additional information. We will continue to focus on maintaining safe and reliable operations, protecting our balance sheet and preserving long-term shareholder value.

COVID-19 — In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. During the second quarter of 2020, continued containment measures and responsive actions to the COVID-19 pandemic continue to result in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity. As cities, states and countries continue easing the confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The State of Texas, in particular, has seen a significant increase in the number of COVID-19 positive cases and state or local governments may implement further stay-at-home and/or other similar orders, which may affect our personnel and operations at our headquarters, located in Houston, Texas. The reinstatement of measures generally, across the globe, could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked the vast majority of our corporate workforce to work remotely as we begin to plan a process to phase employees to return to the office. Our offshore employees have continued to work offshore with modified rotations. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. Further, the rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. Inventory surpluses have overwhelmed the United States’ storage capacity, leading to a further strain on the supply chain. The Company has evaluated the effect of these factors on the business and reduced the capital expenditure budget for the remainder of 2020, accelerated planned downtime maintenance projects into the second quarter of 2020, experienced production shut-ins from non-operated oil and gas properties and shut-in limited operated oil and gas properties. The Company continues to monitor the economic environment and evaluate its continuing impact on the business.

Decline in Commodity Prices — In March 2020, OPEC and non-OPEC producers failed to agree to production cuts intended to stabilize and support commodity prices. With no agreement in place, Saudi Arabia, Russia and other producers committed to ramping up production in an attempt to protect, or increase, their global market share. This increased production has been coupled with significant demand declines caused by the global response to COVID-19, such as travel restrictions, business closures and the institution of quarantining which has contributed to a decrease in economic activity across the world. These extreme supply and demand dynamics have contributed to significant crude oil price declines. Although pricing has stabilized in the second quarter of 2020, the commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. In April 2020, Saudi Arabia, Russia and other crude oil-producing nations came to an agreement to cut limited amounts of production; however, we cannot predict whether or when oil production and economic activities will return to normalized levels. The recent decline in commodity prices has adversely affected oil and natural gas exploration and production in the United States. In response, the Company has reduced estimated 2020 capital, operating and general and administrative expenses by $203.0 million. The Company’s 2020 revised capital program focuses on infrastructure-led, short-cycle projects that were previously committed to and that are focused on lowering the lifting cost structure of the Company’s assets by adding incremental barrels through existing fixed-cost offshore production facilities.

Global Economic Environment — COVID-19 and the numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. We expect the global equity market volatility experienced in the first half of 2020 to continue at least until the outbreak of COVID-19 stabilizes, if not longer. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates. On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history. The CARES Act, a $2.2 trillion stimulus package, includes various provisions intended to provide relief to individuals and businesses in the form of tax law changes, loans and grants, among others. We are evaluating the potential impact of these measures, but we do not currently meet the criteria to participate.

FERC Regulatory Matters — On June 18, 2020, the Federal Energy Regulatory Commission (“FERC”) issued a Notice of Inquiry requesting comments on a proposed oil pipeline index using the Producer Price Index for Finished Goods (PPI-FG) plus 0.09% as the index level, and requested comments on whether and how the index should reflect changes to FERC’s policies regarding income tax costs and return on equity. The Notice of Inquiry is subject to a comment period, after which FERC will issue a final oil pipeline index for the five-year period commencing July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

ILX and Castex Acquisition — On February 28, 2020 we acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds ( the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers”), for $453.2 million (comprised of $297.0 million in net cash paid and $156.2 million in 110,000 shares of a series of the Company’s preferred stock, which subsequently converted to an aggregate 11.0 million shares of our common stock). See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Write-down of oil and natural gas properties — The Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date resulted in the Company recording a non-cash impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Unproved property impairment for the three and six months ended June 30, 2019 was $12.4 million. See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 3 — Property, Plant and Equipment” for more information.

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

Ram Powell Shut-In — Production at our Ram Powell facility is currently shut-in to repair the platform’s oil export riser. We expect the Ram Powell facility to resume production in September of 2020 upon the completion and certification of the repairs. Prior to unrelated accelerated maintenance shut-ins at the facility during the price downturn in the second quarter of 2020, the Ram Powell facility was producing approximately 4.8 MBoepd net.

Known Trends and Uncertainties

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile, and prices therefor experienced a steep decline in March and April 2020. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with the OPEC countries. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil and gas during the six months ended June 30, 2020. For example, from January 1, 2020 through June 30, 2020, the daily spot prices for NYMEX WTI crude oil ranged from a high of $63.27 per Bbl to a low of $(36.98) per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $2.17 per MMBtu to a low of $1.42 per MMBtu. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand and we cannot predict whether or when oil production and economic activities will return to normalized levels.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting that we use for our oil and gas operations, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations and an increase to “Accumulated depreciation, depletion and amortization” on our condensed consolidated balance sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. We perform this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, we utilize SEC Pricing when performing the ceiling test. We also hold prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period. Although we experienced a significant decline in commodity prices during March 2020, future commodity prices remained relatively consistent in the undiscounted future cash flow estimate during the first half of 2020, particularly the commodity price as a result of the 12-month average SEC Pricing, and as such, we did not recognize impairment as of June 30, 2020. At June 30, 2020, the Company’s ceiling test computation was based on SEC pricing of $49.21 per Bbl of oil, $2.06 per Mcf of natural gas and $11.79 per Bbl of NGLs.

If the SEC pricing, adjusted for differentials, had been $41.44 per Bbl of oil, $1.87 per Mcf of natural gas and $9.86 per Bbl of NGLs, respectively, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $129.8 million. The aforementioned prices, as estimated for the twelve month period January 2020 through December 2020, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the seven months ended July 2020, with the prices for August through December based on forward looking NYMEX and Henry Hub futures prices on July 1, 2020.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Oil	$74,471	$256,908	$(182,437)	$241,095	$412,587	$(171,492)
Natural gas	11,140	14,746	(3,606)	23,038	29,193	(6,155)
NGL	1,964	6,645	(4,681)	6,265	11,711	(5,446)
Other	1,299	8,511	(7,212)	6,240	12,032	(5,792)
Total revenue	$88,874	$286,810	$(197,936)	$276,638	$465,523	$(188,885)

Total Production Volumes:
Oil (MBbls)	3,279	4,006	(727)	7,005	6,669	336
Natural gas (MMcf)	6,997	6,008	989	14,039	11,192	2,847
NGL (MBbls)	330	362	(32)	717	617	100
Total production volume (MBoe)	4,775	5,369	(594)	10,062	9,151	911

Daily Production Volumes by Product:
Oil (MBblpd)	36.0	44.0	(8.0)	38.5	36.8	1.7
Natural gas (MMcfpd)	76.9	66.0	10.9	77.1	61.8	15.3
NGL (MBblpd)	3.6	4.0	(0.4)	3.9	3.4	0.5
Total production volume (MBoepd)	52.4	59.0	(6.6)	55.2	50.5	4.7

Average sale price per unit:
Oil (per Bbl)	$22.71	$64.13	$(41.42)	$34.42	$61.87	$(27.45)
Natural gas (per Mcf)	$1.59	$2.45	$(0.86)	$1.64	$2.61	$(0.97)
NGL (per Bbl)	$5.95	$18.36	$(12.41)	$8.74	$18.98	$(10.24)
Price per Boe	$18.34	$51.83	$(33.49)	$26.87	$49.56	$(22.69)
Price per Boe (including realized commodity derivatives)	$36.36	$50.06	$(13.70)	$39.05	$48.18	$(9.13)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues, due to changes in sales prices and production volumes for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020 vs 2019			Six Months Ended June 30, 2020 vs 2019
	Price	Volume	Total	Price	Volume	Total
Oil	$(135,814)	(46,623)	$(182,437)	$(192,280)	20,788	$(171,492)
Natural gas	$(6,029)	2,423	$(3,606)	$(13,586)	7,431	$(6,155)
NGL	$(4,093)	(588)	$(4,681)	$(7,344)	1,898	$(5,446)
Total	$(145,936)	(44,788)	$(190,724)	$(213,210)	30,117	$(183,093)

Three Months Ended June 30, 2020 and 2019 Volumetric Analysis — Production volumes declined 6.6 MBoepd to 52.4 MBoepd. The decrease was a result of the impact from the current economic conditions and a decline in well performance. During the second quarter of 2020, we experienced temporary shut-ins for repairs and maintenance resulting in deferred production of 7.6 MBoepd, the majority of which results from maintenance that was accelerated due to the commodity price environment. Other reductions include deferred production of 1.1 MBoepd due to disruption from Tropical Storm Cristobal, natural well decline and postponement of production generating recompletion projects. The decrease in production volumes was partially offset by 15.6 MBoepd in production from the oil and natural gas assets acquired in the ILX and Castex Acquisition. The increase in production attributed to the ILX and Castex Acquisition includes the negative impact of 4.8 MBoepd in deferred production from non-operated temporary shut-ins.

Six Months Ended June 30, 2020 and 2019 Volumetric Analysis — Production volumes increased 4.7 MBoepd to 55.2 MBoepd. The increase was primarily attributable to 11.4 MBoepd in production from the oil and natural gas assets acquired in the ILX and Castex Acquisition and 6.6 MBoepd in the Phoenix Field primarily from the shut-in of the HP-I for regulatory-mandated dry-dock that occurred in the first quarter of 2019. The increase was partially offset by maintenance activities during the second quarter of 2020 resulting in deferred production of 3.8 MBoepd and natural well decline.

Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and six months ended June 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease operating expenses	$63,882	$54,455	$122,123	$122,414
Lease operating expenses per Boe	$13.38	$10.14	$12.14	$13.38

Three Months Ended June 30, 2020 and 2019 — Total lease operating expense for the three months ended June 30, 2020, increased by approximately $9.4 million, or 17%. This increase was primarily related to lease operating expenses of $13.6 million incurred in connection with assets acquired in the ILX and Castex Acquisition. This increase was partially offset by a reduction of $3.9 million due to lower labor costs, which includes impact of shuttering of a few shelf fields. On a per unit basis, lease operating expense increased $3.24 per Boe to $13.38 per Boe as a result of lower production due to present economic conditions.

Six Months Ended June 30, 2020 and 2019 — Total lease operating expense for the six months ended June 30, 2020, decreased by approximately $0.3 million, or 0%. This decrease was primarily related to workover and maintenance expenses of $7.5 million related to the HP-I dry-dock operation repairs and related workover expense within the Phoenix Field and approximately $7.0 million related to structural and other facility expenses at various fields in the first quarter of 2019. Additionally, there was a reduction in contract labor costs of $3.9 million when compared to the same period in 2019. The decrease was partially offset due to an increase to lease operating expenses of $19.9 million incurred in connection with assets acquired in the ILX and Castex Acquisition. On a per unit basis, lease operating expense decreased $1.24 per Boe to $12.14 per Boe.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and six months ended June 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation, depletion and amortization	$88,443	$95,806	$181,986	$160,393
Depreciation, depletion and amortization per Boe	$18.52	$17.84	$18.09	$17.53

Three Months Ended June 30, 2020 and 2019 — Depreciation, depletion and amortization expense for the three months ended June 30, 2020 decreased by approximately $7.4 million, or 8%. This decrease was primarily due to a decrease in production of 6.6 MBoepd as discussed above during the three months ended June 30, 2020 and offset by a $0.63 per Boe, or 4%, increase in the depletion rate on our proved oil and natural gas properties.

Six Months Ended June 30, 2020 and 2019 — Depreciation, depletion and amortization expense for the six months ended June 30, 2020 increased by approximately $21.6 million, or 13%. This increase was due to a $0.59 per Boe, or 3%, increase in the depletion rate on our proved oil and natural gas properties and an increase in production of 4.7 MBoepd as discussed above during the six months ended June 30, 2020.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and six months ended June 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expense	$17,192	$18,865	$44,661	$36,474
General and administrative expense per Boe	$3.60	$3.51	$4.44	$3.99

Three Months Ended June 30, 2020 and 2019 — General and administrative expense for the three months ended June 30, 2020, decreased by approximately $1.7 million, or 9%, as we have realized the benefit of cost savings incentives in the current economic environment primarily related to a reduction of employee and contract labor costs.

Six Months Ended June 30, 2020 and 2019 — General and administrative expense for the six months ended June 30, 2020, increased by approximately $8.2 million, or 22%. Transaction related costs were $8.7 million or $0.87 per Boe for the six months ended June 30, 2020, which is an increase of $5.6 million primarily due to the ILX and Castex Acquisition. Non-cash equity based compensation was $3.9 million, or $0.39 per Boe for the six months ended June 30, 2020, which is an increase of $0.8 million.

Other Income and Expense

The following table highlights other income and expense items in total. The information below provides the financial results and an analysis of significant variances in these results for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Write-down of oil and natural gas properties	$—	$12,361	$57	$12,361
Accretion expense	$13,794	$9,945	$26,211	$19,552
Price risk management activities income (expense)	$(68,682)	$29,990	$174,535	$(79,589)
Income tax benefit (expense)	$49,392	$(5,997)	$(5,868)	$362

Three Months Ended June 30, 2020 and 2019 —

Price risk management activities — Price risk management activities for the three months ended June 30, 2020, decreased by approximately $98.7 million, or 329%. The expense of $68.7 million for the three months ended June 30, 2020 consists of $154.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $86.0 million in cash settlement gains. The income of $30.0 million for the three months ended June 30, 2019 consists of $39.5 million in non-cash gains from the decrease in the fair value of our open derivative contracts and $9.5 million in cash settlement losses. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2021, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Six Months Ended June 30, 2020 and 2019 —

Price risk management activities — Price risk management activities for the six months ended June 30, 2020, increased by approximately $254.1 million, or 319%. The income of $174.5 million for the six months ended June 30, 2020 consists of $122.5 million in cash settlement gains and $52.0 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $79.6 million for the six months ended June 30, 2019 consists of $67.0 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $12.6 million in cash settlement losses. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2021, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

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

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(140,611)	$94,764	$17,138	$(14,872)
Interest expense	26,190	24,932	52,040	50,150
Income tax expense (benefit)	(49,392)	5,997	5,868	(362)
Depreciation, depletion and amortization	88,443	95,806	181,986	160,393
Accretion expense	13,794	9,945	26,211	19,552
EBITDA	(61,576)	231,444	283,243	214,861
Write-down of oil and natural gas properties	—	12,361	57	12,361
Transaction and non-recurring expenses(1)	3,498	710	11,256	3,203
Derivative fair value (gain) loss(2)	68,682	(29,990)	(174,535)	79,589
Net cash receipts (payments) on settled derivative instruments(2)	86,039	(9,543)	122,499	(12,562)
Gain on extinguishment of debt	(1,470)	—	(1,470)	—
Non-cash write-down of other well equipment inventory	—	—	133	—
Non-cash equity-based compensation expense	2,347	1,961	3,974	3,220
Adjusted EBITDA	$97,520	$206,943	$245,157	$300,672

(1)	Includes transaction related expenses, restructuring expenses and cost saving initiatives.
(2)

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of June 30, 2020, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $344.3 million, which was automatically increased to $404.3 million upon closing of the Castex 2005 Acquisition on August 5, 2020 and $429.3 inclusive of the $25.0 million requiring certain lender approval.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2020 (in thousands):

U.S. drilling & completions	$126,638
Mexico appraisal & exploration	644
Asset management	19,329
Seismic and G&G, land, capitalized G&A and other(1)	37,142
Total capital expenditures	183,753
Plugging & abandonment	18,497
Total capital expenditures and plugging & abandonment	$202,250

(1)	Amount excludes $3.7 million of non-cash share-based awards.

Based on our current level of operations and available cash, inclusive of $203.0 million of reductions in previously announced capital, operating and general and administrative expenses, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2020 capital spending program of $355.0 million to $380.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$191,612	$182,621
Investing activities	$(451,594)	$(257,148)
Financing activities	$280,815	$22,470

Operating Activities — Net cash provided by operating activities increased $9.0 million in the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily attributable due to an decrease in settlement of asset retirement obligations of $13.7 million.

Investing Activities — Net cash used in investing activities increased $194.4 million in the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to an increase in payments for acquisitions of $264.1 million which was offset by a decrease in capital expenditures of $75.0 million.

Financing Activities — Net cash provided by financing activities increased $258.3 million in the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily attributable to increase in net proceeds of $250.0 million received from the Bank Credit Facility used primarily to fund the ILX and Castex Acquisition in the first quarter of 2020.

Bank Credit Facility – matures May 2022 — The Company maintains a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $985.0 million (the “Bank Credit Facility”) as of June 30, 2020. The borrowing base requires certain lender approval to access the last $85.0 million of capacity and such amount was automatically reduced to $25.0 million upon closing of the Castex 2005 Acquisition on August 5, 2020. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to May 10, 2022, if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate, plus applicable margins ranging from 3.00% to 4.00% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 2.00% to 3.00%. In addition, we are obligated to pay a commitment fee of 0.50% on the unutilized portion of the commitments. The Bank Credit Facility has certain debt covenants, the most restrictive of which requires that we maintain a total debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 calculated each quarter utilizing the most recent twelve months to determine EBITDAX. We must also maintain a current ratio no less than 1.00 to 1.00 each quarter. According to the Bank Credit Facility, unutilized commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by substantially all of our oil and natural gas assets. The Bank Credit Facility is fully and unconditionally guaranteed by us and certain of our wholly-owned subsidiaries.

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. On June 19, 2020, the borrowing base was redetermined by the lenders and decreased from $1.15 billion to $985.0 million. The June 19, 2020 redetermination also requires certain lender approval to access the last $85.0 million of capacity and such amount was automatically reduced to $25.0 million upon closing of the Castex 2005 Acquisition on August 5, 2020. The next scheduled redetermination meeting will be during the fourth quarter of 2020.

As of June 30, 2020, no more than $200.0 million of the borrowing base can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at June 30, 2020. As of June 30, 2020, the Company has $650.0 million of outstanding borrowings and $13.6 million in letters of credit issued under the Bank Credit Facility.

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

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the three months ended June 30, 2020, the Company repurchased $2.0 million of the 11.00% Notes in two separate open market repurchases. The exchange agreement and debt repurchases resulted in a gain on extinguishment of $1.5 million and is presented as “Other income (expense)” on the condensed consolidated statements of operations.

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

Performance Bonds — As of June 30, 2020, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the United States Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $658.1 million. In July 2016, BOEM issued the 2016 NTL to clarify the procedures and guidelines BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan. We remain in active discussion with our government regulators and industry peers with regard to any future rule making and financial assurance requirements. Notwithstanding the 2016 NTL, BOEM may also increase its financial assurance requirements mandated by rule for all companies operating in federal waters. BOEM could also make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, or any other future directive or rule, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to BOEM’s rules applicable to us or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our 2019 Annual Report, other than as set forth below.

On May 29, 2020, a lawsuit was filed in a Delaware Chancery Court asserting derivative and class action claims against us relating to the ILX and Castex Acquisition. Specifically, the lawsuit relates to the fairness of the consideration paid for such acquisitions in light of the fact that certain of the sellers are our affiliates. We disagree with the claims made in the lawsuit and intend to seek its dismissal. We cannot currently predict the manner and timing of the resolution of this matter and are currently unable to estimate a range of possible losses from such matter.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading Part I, Item 1A. “Risk Factors” included in our 2019 Annual Report, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risks and uncertainties described below should be read together with those disclosed in our 2019 Annual Report and our other SEC filings.

Oil and natural gas prices are volatile. Sustained periods of low, or further declines in, commodity prices adversely affect our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

Our revenues, cash flows, profitability and future rate of growth substantially depend upon the market prices of oil and natural gas. The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2018 through June 30, 2020, the NYMEX WTI crude oil price per Bbl ranged from a low of $16.55 to a high of $70.98, and the NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $1.63 to a high of $4.09. The high, low and average prices for NYMEX WTI and NYMEX Henry Hub are monthly contract prices. Subsequent to June 30, 2020, NYMEX WTI crude oil and NYMEX Henry Hub natural gas prices recorded daily lows of $39.64 per Bbl and $1.69 per MMBtu, respectively. In April 2020, extreme shortages of transportation and storage capacity caused the NYMEX WTI front month oil futures price to go negative for the first time. We believe negative pricing resulted from the holders of expiring May 2020 oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.

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

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 72%, 22%, and 6%, respectively, of our estimated proved reserves as of June 30, 2020, and approximately 70%, 23%, and 7%, respectively, of our production on an MBoe basis as of June 30, 2020, our financial results are sensitive to movements in oil, natural gas and NGL prices.

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

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations and an increase to “Accumulated depreciation, depletion and amortization” on our condensed consolidated balance sheets. A write-down of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we are required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. For the three and six months ended June 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Any required write-downs or impairments could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

The recent actions of foreign oil producers such as Saudi Arabia and Russia, coupled with the impact on global demand from the COVID-19 pandemic, have materially decreased global crude oil prices and generated a surplus of oil. This significant surplus has created a saturation of storage and caused crude storage constraints, which could lead to the shut-in of production of our wells due to lack of sufficient markets or lack of availability and capacity of processing, gathering, storing and transportation systems. If we are forced to shut in production we will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings. If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. Any shut in or curtailment of the oil, natural gas and NGLs produced from our fields could adversely affect our financial condition and results of operations.

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

10.1

Third Amendment to Credit Agreement and Borrowing Base Redetermination Agreement, dated as of June 19, 2020, by and among Talos Energy Inc., as holdings, Talos Production Inc., as borrower, each other credit party, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 25, 2020).

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

TALOS ENERGY INC.

Date:	August 5, 2020	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer