Form 10-Q
period 2020-09-30
TALOS ENERGY INC.
filed 2020-11-05
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, the registrant had 73,029,989 shares of common stock, $0.01 par value per share, outstanding.

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

WTI or West Texas Intermediate — A light crude oil produced in the United States with an American Petroleum Institute gravity of approximately 38-40 and the sulfur content is approximately 0.3%.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective”, “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

•	business strategy;
•	reserves;
•	exploration and development drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves that we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program and other capital expenditures;
•	realized oil and natural gas prices;
•	timing and amount of future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	future drilling plans;
•	availability of pipeline connections on economic terms;
•	competition, government regulations and political developments, including as a result of the upcoming presidential and congressional elections in the U.S.;
•	our ability to obtain permits and governmental approvals, including with respect to repairs to the Ram Powell facility;
•	pending legal, governmental or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	leasehold or business acquisitions on desired terms;
•	costs of developing properties;
•	general economic conditions;
•	credit markets;
•	impact of new accounting pronouncements on earnings in future periods;
•	estimates of future income taxes;
•	our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•	uncertainty regarding our future operating results and our future revenues and expenses; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,377	$87,022
Accounts receivable
Trade, net	64,948	107,842
Joint interest, net	61,054	16,552
Other	13,396	6,346
Assets from price risk management activities	38,716	8,393
Prepaid assets	44,148	65,877
Other current assets	1,802	1,952
Total current assets	256,441	293,984
Property and equipment:
Proved properties	4,855,152	4,066,260
Unproved properties, not subject to amortization	254,243	194,532
Other property and equipment	32,323	29,843
Total property and equipment	5,141,718	4,290,635
Accumulated depreciation, depletion and amortization	(2,327,556)	(2,065,023)
Total property and equipment, net	2,814,162	2,225,612
Other long-term assets:
Assets from price risk management activities	4,458	—
Other well equipment inventory	14,478	7,732
Operating lease assets	7,060	7,779
Other assets	75,682	54,375
Total assets	$3,172,281	$2,589,482
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$110,895	$71,357
Accrued liabilities	172,741	154,816
Accrued royalties	18,464	31,729
Current portion of asset retirement obligations	53,976	61,051
Liabilities from price risk management activities	33,443	19,476
Accrued interest payable	20,088	10,249
Current portion of operating lease liabilities	1,713	1,594
Other current liabilities	23,104	20,180
Total current liabilities	434,424	370,452
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	994,748	732,981
Asset retirement obligations	377,160	308,427
Liabilities from price risk management activities	8,201	511
Operating lease liabilities	18,998	17,239
Other long-term liabilities	56,474	81,595
Total liabilities	1,890,005	1,511,205
Commitments and contingencies (Note 11)
Stockholdersʼ Equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 73,029,989 and 54,197,004 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	730	542
Additional paid-in capital	1,584,815	1,346,142
Accumulated deficit	(303,269)	(268,407)
Total stockholdersʼ equity	1,282,276	1,078,277
Total liabilities and stockholdersʼ equity	$3,172,281	$2,589,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil revenue	$117,190	$211,899	$358,285	$624,486
Natural gas revenue	12,337	12,545	35,375	41,738
NGL revenue	3,409	3,384	9,674	15,095
Other	2,201	1,029	8,441	13,061
Total revenue	135,137	228,857	411,775	694,380
Operating expenses:
Lease operating expense	62,064	61,816	184,187	184,230
Production taxes	225	(21)	640	1,067
Depreciation, depletion and amortization	80,547	88,125	262,533	248,518
Write-down of oil and natural gas properties	—	1,417	57	13,778
Accretion expense	11,537	7,316	37,748	26,868
General and administrative expense	17,823	17,321	62,484	53,795
Total operating expenses	172,196	175,974	547,649	528,256
Operating income (expense)	(37,059)	52,883	(135,874)	166,124
Interest expense	(24,124)	(23,123)	(76,164)	(73,273)
Price risk management activities income (expense)	(19,882)	43,760	154,653	(35,829)
Other income	813	567	139	1,831
Net income (loss) before income taxes	(80,252)	74,087	(57,246)	58,853
Income tax benefit (expense)	28,252	(790)	22,384	(428)
Net income (loss)	$(52,000)	$73,297	$(34,862)	$58,425

Net income (loss) per common share:
Basic	$(0.73)	$1.35	$(0.54)	$1.08
Diluted	$(0.73)	$1.35	$(0.54)	$1.07
Weighted average common shares outstanding:
Basic	71,286	54,200	65,134	54,178
Diluted	71,286	54,430	65,134	54,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Stockholdersʼ Equity
Balance at June 30, 2019	54,191,693	—	$542	$—	$1,339,507	$(342,008)	$998,041
Equity based compensation	6,527	—	—	—	3,529	—	3,529
Shares withheld for taxes on equity transactions	(2,075)	—	—	—	(43)	—	(43)
Net income	—	—	—	—	—	73,297	73,297
Balance at September 30, 2019	54,196,145	—	$542	$—	$1,342,993	$(268,711)	$1,074,824

Balance at June 30, 2020	68,414,782	—	$684	$—	$1,545,138	$(251,269)	$1,294,553
Equity based compensation	17,879	—	—	—	4,366	—	4,366
Shares withheld for taxes on equity transactions	(5,132)	—	—	—	(36)	—	(36)
Issuance of common stock	4,602,460	—	46	—	35,347	—	35,393
Net loss	—	—	—	—	—	(52,000)	(52,000)
Balance at September 30, 2020	73,029,989	—	$730	$—	$1,584,815	$(303,269)	$1,282,276

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Stockholdersʼ Equity
Balance at December 31, 2018	54,155,768	—	$542	$—	$1,334,090	$(327,136)	$1,007,496
Equity based compensation	52,574	—	—	—	9,229	—	9,229
Shares withheld for taxes on equity transactions	(12,197)	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	58,425	58,425
Balance at September 30, 2019	54,196,145	—	$542	$—	$1,342,993	$(268,711)	$1,074,824

Balance at December 31, 2019	54,197,004	—	$542	$—	$1,346,142	$(268,407)	$1,078,277
Equity based compensation	248,357	—	2	—	12,133	—	12,135
Shares withheld for taxes on equity transactions	(67,832)	—	(1)	—	(826)	—	(827)
Issuances of preferred shares	—	110,000	—	1	156,199	—	156,200
Conversion of preferred shares into common shares	11,000,000	(110,000)	110	(1)	(109)	—	—
Issuance of common stock	7,652,460	—	77	—	71,276	—	71,353
Net loss	—	—	—	—	—	(34,862)	(34,862)
Balance at September 30, 2020	73,029,989	—	$730	$—	$1,584,815	$(303,269)	$1,282,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(34,862)	$58,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	300,281	275,386
Write-down of oil and natural gas properties and other well inventory	190	13,778
Amortization of deferred financing costs and original issue discount	5,393	3,723
Equity based compensation, net of amounts capitalized	6,321	5,164
Price risk management activities expense (income)	(154,653)	35,829
Net cash received (paid) on settled derivative instruments	141,529	(7,202)
Gain on extinguishment of debt	(1,644)	—
Settlement of asset retirement obligations	(34,502)	(54,406)
Changes in operating assets and liabilities:
Accounts receivable	(1,729)	(14,729)
Other current assets	21,835	11,384
Accounts payable	23,500	32,541
Other current liabilities	31,826	(26,753)
Other non-current assets and liabilities, net	(41,418)	(727)
Net cash provided by operating activities	262,067	332,413
Cash flows from investing activities:
Exploration, development and other capital expenditures	(280,273)	(372,920)
Cash paid for acquisitions, net of cash acquired	(304,879)	(32,916)
Proceeds from sale of other property and equipment	—	5,369
Net cash used in investing activities	(585,152)	(400,467)
Cash flows from financing activities:
Redemption of Senior Notes and other long-term debt	(4,735)	(10,567)
Proceeds from Bank Credit Facility	300,000	75,000
Repayment of Bank Credit Facility	—	(25,000)
Deferred financing costs	(1,287)	(1,268)
Other deferred payments	(11,921)	(9,921)
Payments of finance lease	(12,790)	(10,344)
Employee stock transactions	(827)	(326)
Net cash provided by financing activities	268,440	17,574

Net decrease in cash, cash equivalents and restricted cash	(54,645)	(50,480)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	87,022	141,162
Balance, end of period	$32,377	$90,682

Supplemental Non-Cash Transactions:
Capital expenditures included in accounts payable and accrued liabilities	$97,517	$24,622
Debt exchanged for common stock	$35,960	$—
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$41,188	$36,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Accounts receivable resulting from the sale of crude oil, NGL and natural gas production and joint interest billings to our partners for their share of expenses on joint venture projects for which we are the operator are the primary financial assets within the scope of the standard. Although these receivables are from a diverse group of companies, including major energy companies, pipeline companies and joint interest owners, they are concentrated in the oil and gas industry. This concentration has the potential to impact our overall exposure to credit risk in that these companies may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. At each reporting period the loss-rate is determined utilizing historical data, current market conditions and reasonable and supported forecast of future economic conditions. Our allowance for uncollectable receivables was $9.3 million at September 30, 2020 and $9.9 million at December 31, 2019.

Guarantor Financial Information — In March 2020, the SEC adopted final rules that simplify the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidated financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The disclosure requirements, as amended, are now located in newly created Rules 13-01 and 13-02 of Regulation S-X and are generally effective for filings on or after January 4, 2021, with early adoption permitted. We early adopted the new disclosure requirements effective as of July 1, 2020 and are providing the summarized financial information and related disclosures in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Acquisition of Castex Energy 2005 — On August 5, 2020, the Company completed the acquisition of select oil and natural gas assets from affiliates of Castex Energy 2005 Holdco, LLC with an effective date of April 1, 2020 (the “Castex Energy 2005 Acquisition”). The oil and natural gas assets consist of 16 properties in the U.S. Gulf of Mexico shelf and Gulf Coast core area. The Castex Energy 2005 Acquisition was consummated pursuant to a Purchase and Sale Agreement dated June 19, 2020 for consideration consisting of (i) $6.5 million in cash, (ii) $35.4 million in 4.6 million shares of the Company’s common stock and $1.4 million in transaction related expenses, inclusive of customary closing adjustments.

The following table summarizes the purchase price, inclusive of customary closing adjustments (in thousands except share and per share data):

Talos common stock	4,602,460
Talos common stock price per share(1)	$7.69
Talos common stock value	$35,393

Cash consideration	$6,500
Transaction cost	$1,413

Total purchase price	$43,306

(1)	Represents the closing price of the Company’s common stock on August 5, 2020, the date of the closing of the Castex Energy 2005 Acquisition.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, on August 5, 2020 (in thousands):

Property and equipment	$46,626
Asset retirement obligations	(3,320)
Allocated purchase price	$43,306

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 28, 2020 and September 30, 2020, including the associated measurement period adjustments (in thousands):

	February 28, 2020	Adjustments	September 30, 2020
Current assets(1)	$10,969	$(1,230)	$9,739
Property and equipment	489,796	720	490,516
Other long-term assets	148	—	148
Current liabilities	(7,129)	(7,907)	(15,036)
Other long-term liabilities	(44,489)	12,288	(32,201)
Allocated purchase price	$449,295	$3,871	$453,166

(1)	Includes trade and other receivables of $6.9 million, which the Company expects all to be realizable.

The Company incurred approximately $12.1 million of transaction related costs, of which $0.4 million and $8.7 million was recognized in the three and nine months ended September 30, 2020, respectively, and $3.4 million was recognized in the fourth quarter of 2019. These costs have been reflected in “General and administrative expense” on the condensed consolidated statements of operations.

The following table presents revenue and net income attributable to the assets acquired in the ILX and Castex Acquisition for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$37,538	$77,729
Net loss	$(1,131)	$(13,083)

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019 as if the ILX and Castex Acquisition had occurred on January 1, 2019. The unaudited pro forma information was derived from historical statements of operations of the Company and the Sellers adjusted to (i) include depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) include interest expense to reflect borrowings under the Bank Credit Facility, (iii) eliminate the write-down of oil and natural gas properties on the assets acquired to reflect the pro-forma ceiling test calculation and (iv) include weighted average basic and diluted shares of common stock outstanding, which was calculated assuming the 11.0 million shares of Conversion Stock were issued to the Sellers. This information does not purport to be indicative of results of operations that would have occurred had the ILX and Castex Acquisition occurred on January 1, 2019, nor is such information indicative of any expected future results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2020	2019
Revenue	$306,839	$459,210	$940,272
Net income (loss)	$98,862	$(22,799)	$150,129
Basic net income (loss) per common share	$1.52	$(0.34)	$2.30
Diluted net income (loss) per common share	$1.51	$(0.34)	$2.30

Note 3 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of Mexico deep and shallow waters. The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities.

During the three and nine months ended September 30, 2020 and 2019, the Company’s ceiling test computation did not result in a write-down of its U.S. oil and natural gas properties. At September 30, 2020, the Company’s ceiling test computation was based on SEC pricing, adjusted for differentials, of $44.31 per Bbl of oil, $1.97 per Mcf of natural gas and $10.89 per Bbl of NGLs.

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

The Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date resulted in the Company recording a non-cash impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Unproved property impairment for the three and nine months ended September 30, 2019 was $1.4 million and $13.8 million, respectively.

Asset Retirement Obligations

The discounted asset retirement obligations included in the condensed consolidated balance sheets in current and non-current liabilities, and the changes in that liability during the nine months ended September 30, 2020 were as follows (in thousands):

Asset retirement obligations at January 1	$369,478
Fair value of asset retirement obligations acquired(1)	40,078
Obligations settled	(34,502)
Fair value of asset retirement obligations divested	(185)
Accretion expense	37,748
Obligations incurred	1,337
Changes in estimate	17,182
Asset retirement obligations at September 30	$431,136
Less: Current portion	(53,976)
Long-term portion	$377,160

(1)	Nine months ended September 30, 2020 includes $35.3 million and $3.3 million of asset retirement obligations assumed in the ILX and Castex Acquisition and Castex Energy 2005 Acquisition, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost - interest on lease liabilities(1)	$3,848	$4,728	$12,153	$14,589
Operating lease cost, excluding short-term leases(2)	815	822	2,547	2,348
Short-term lease cost(3)	21,845	17,658	41,128	81,897
Variable lease cost(4)	215	3	221	8
Total lease cost	$26,723	$23,211	$56,049	$98,842

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives, are as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease assets	$7,060	$7,779

Current portion of operating lease liabilities	$1,713	$1,594
Operating lease liabilities	18,998	17,239
Total operating lease liabilities	$20,711	$18,833

Finance leases:
Proved property (1)	$124,299	$124,299

Other current liabilities	$20,645	$17,509
Other long-term liabilities	46,101	62,026
Total finance lease liabilities	$66,746	$79,535

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

The table below presents the lease maturity by year as of September 30, 2020 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the condensed consolidated balance sheet.

	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$981	$8,315
2021	4,079	33,257
2022	4,302	33,257
2023	4,239	13,857
2024	3,315	—
Thereafter	15,790	—
Total lease payments	$32,706	$88,686
Imputed interest	(11,995)	(21,940)
Total	$20,711	$66,746

The table below presents the weighted average remaining lease term and discount rate related to leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Weighted average remaining lease term:
Operating leases	8.0 years	8.6 years
Finance leases	2.7 years	3.7 years
Weighted average discount rate:
Operating leases	10.3%	10.2%
Finance leases	21.9%	21.9%

The table below presents the supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash outflow from finance leases	$12,153	$14,589
Financing cash outflow from finance leases	$12,790	$10,344
Operating cash outflow from operating leases	$1,666	$1,358

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,225

Note 5 — Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11.00% Second-Priority Senior Secured Notes – due April 2022(1)	$343,582	$327,381	$383,871	$401,128
7.50% Senior Notes – due May 2022	$6,060	$4,560	$6,060	$5,030
Bank Credit Facility – matures May 2022(1)	$645,106	$650,000	$343,050	$350,000
Oil and Natural Gas Derivatives	$1,530	$1,530	$(11,594)	$(11,594)

(1)	The carrying amounts are net of discount and deferred financing costs.

As of September 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

11.00% Second-Priority Senior Secured Notes – due April 2022

The $347.9 million aggregate principal amount of 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) is reported on the condensed consolidated balance sheet as of September 30, 2020 at its carrying value, net of original issue discount and deferred financing costs, see Note 6 — Debt. The fair value of the 11.00% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

7.50% Senior Notes – due May 2022

The $6.1 million aggregate principal amount of 7.50% Senior Notes (the “7.50% Notes”) is reported on the condensed consolidated balance sheet as of September 30, 2020 at its carrying value, see Note 6 — Debt. The fair value of the 7.50% Notes is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc., a wholly-owned subsidiary that was formerly known as Talos Production LLC, maintains a bank credit facility with a borrowing base of $985.0 million at September 30, 2020 (the “Bank Credit Facility”), which is reported on the condensed consolidated balance sheet as of September 30, 2020 at its carrying value net of deferred financing costs (see Note 6 — Debt). The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash received (paid) on settled derivative instruments	$19,030	$5,360	$141,529	$(7,202)
Unrealized gain (loss)	(38,912)	38,400	13,124	(28,627)
Price risk management activities income (expense)	$(19,882)	$43,760	$154,653	$(35,829)

The following table reflects the contracted volumes and weighted average prices the Company will receive under the terms of its derivative contracts as of September 30, 2020:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
October 2020 – December 2020	Swap	31,315	$43.29	$—	$—
October 2020 – December 2020	Collar	5,000	$—	$50.00	$57.09
January 2021 – December 2021	Swap	16,945	$42.77	$—	$—
January 2021 – December 2021	Collar	1,000	$—	$30.00	$40.00
January 2022 – December 2022	Swap	9,723	$44.59	$—	$—
Crude Oil – LLS:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
January 2021 – December 2021	Swap	3,000	$38.83	$—	$—
Natural Gas – NYMEX Henry Hub:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
October 2020 – December 2020	Swaps	71,815	$2.29	$—	$—
January 2021 – December 2021	Swaps	53,934	$2.52	$—	$—
January 2021 – December 2021	Collar	5,000	$—	$2.50	$3.10
January 2022 – December 2022	Swaps	19,197	$2.52	$—	$—

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$43,174	$—	$43,174
Liabilities:
Oil and natural gas swaps and costless collars	—	(41,644)	—	(41,644)
Total net asset	$—	$1,530	$—	$1,530

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$8,393	$—	$8,393
Liabilities:
Oil and natural gas swaps and costless collars	—	(19,987)	—	(19,987)
Total net liability	$—	$(11,594)	$—	$(11,594)

Financial Statement Presentation

Derivatives are classified as either current or non-current assets or liabilities based on their anticipated settlement dates. Although the Company has master netting arrangements with its counterparties, the Company presents its derivative financial instruments on a gross basis in its condensed consolidated balance sheets. On derivative contracts recorded as “Assets” in the table below, the Company is exposed to the risk the counterparties may not perform. The following table presents the fair value of derivative financial instruments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$38,716	$33,443	$8,393	$19,476
Non-current	4,458	8,201	—	511
Total	$43,174	$41,644	$8,393	$19,987

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2020 represent derivative instruments from eleven counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	September 30, 2020	December 31, 2019
11.00% Second-Priority Senior Secured Notes – due April 2022	$347,908	$390,868
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures May 2022(1)	650,000	350,000
Total debt, before discount and deferred financing cost	1,003,968	746,928
Discount and deferred financing cost	(9,220)	(13,947)
Total debt, net of discount and deferred financing costs	$994,748	$732,981

(1)

The Bank Credit Facility contains a springing maturity that is 120 days prior to the maturity date of the 11.00% Notes (such 120 days prior being December 4, 2021) if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

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

The indenture governing the 11.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain other restricted payments; (iii) create restrictions on the payment of dividends or other distributions to the Company from its restricted subsidiaries; (iv) create liens on certain assets to secure debt; (v) make certain investments; (vi) engage in sales of assets and subsidiary stock; (vii) transfer all or substantially all of its assets or enter into merger or consolidation transactions; and (viii) engage in transactions with affiliates. The 11.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at September 30, 2020.

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the nine months ended September 30, 2020, the Company repurchased $5.8 million of the 11.00% Notes. The exchange agreement and debt repurchases resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2020 of $0.2 million and $1.7 million, respectively, which is presented as “Other income (expense)” on the condensed consolidated statements of operations.

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

Bank Credit Facility – matures May 2022

The Company and Talos Production Inc. maintain a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $985.0 million as of September 30, 2020. The borrowing base requires certain lender approval to access the last $25.0 million of capacity. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is 120 days prior to the maturity date of the 11.00% Notes (such 120 days prior being December 4, 2021), if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date.

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

The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. On June 19, 2020, the borrowing base was redetermined by the lenders and decreased from $1.15 billion to $985.0 million. The June 19, 2020 redetermination also requires certain lender approval to access the last $25.0 million. The next scheduled redetermination meeting will be during the fourth quarter of 2020.

As of September 30, 2020, no more than $200.0 million of the Company’s borrowing base can be used as letters of credit. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at September 30, 2020. As of September 30, 2020, the Company has $650.0 million of outstanding borrowings and $13.6 million in letters of credit issued under the Bank Credit Facility.

Subsequent event — During October 2020, the Company borrowed $25.0 million under the Bank Credit Facility for general corporate purposes.

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

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity for the nine months ended September 30, 2020:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	733,777	$25.20
Granted	1,284,797	$10.02
Vested	(273,787)	$25.09
Forfeited	(89,234)	$19.95
Unvested RSUs at September 30, 2020	1,655,553	$13.72

Performance Share Units (“PSUs”) — The following table summarizes PSU activity for the nine months ended September 30, 2020:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	417,831	$39.31
Granted	441,642	$13.05
Vested	—	$—
Forfeited	(25,301)	$37.67
Unvested PSUs at September 30, 2020	834,172	$25.46

The grant date fair value of the PSUs granted during the nine months ended September 30, 2020, calculated using a Monte Carlo simulation, was $5.8 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted for the nine months ended September 30, 2020:

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

The Company recognized the following share-based compensation expense, net for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense	$4,386	$3,591	$12,053	$9,568
Less: amounts capitalized to oil and gas properties	(2,039)	(1,647)	(5,732)	(4,404)
Total share-based compensation expense, net	$2,347	$1,944	$6,321	$5,164

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended September 30, 2020, the Company recognized an income tax benefit of $28.3 million for an effective tax rate of 35.2%. The Company’s effective tax rate of 35.2% is higher than the U.S. federal statutory income tax rate of 21% primarily due to state income taxes and the income tax benefit from adopting the final regulations under section 163(j) of the Internal Revenue Code for tax years ended December 31, 2019 and 2020. Application of these final regulations to the tax year ended December 31, 2018 is complex and the Company will continue to analyze the impact. For the three months ended September 30, 2019, the Company recognized income tax expense of $0.8 million for an effective tax rate of 1.0%. The difference between the Company’s effective tax rate of 1.0% and federal statutory income tax rate of 21% is primarily due to the Company’s valuation allowance.

For the nine months ended September 30, 2020, the Company recognized an income tax benefit of $22.4 million for an effective tax rate of 39.1%. The Company’s effective tax rate of 39.1% is higher than the U.S. federal statutory income tax rate of 21% primarily due to state income taxes and the income tax benefit from adopting the final regulations under section 163(j) of the Internal Revenue Code for tax years ended December 31, 2019 and 2020. For the nine months ended September 30, 2019, the Company recognized an income tax expense of $0.4 million for an effective tax rate of 0.7%. The difference between the Company’s effective tax rate of 0.7% and federal statutory income tax rate of 21% is primarily due to the Company’s valuation allowance.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. As of September 30, 2020, the Company had a valuation allowance related to some state and foreign deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(52,000)	$73,297	$(34,862)	$58,425
Weighted average common shares outstanding — basic	71,286	54,200	65,134	54,178

Dilutive effect of securities	—	230	—	186
Weighted average common shares outstanding — diluted	71,286	54,430	65,134	54,364
Net income (loss) per common share:
Basic	$(0.73)	$1.35	$(0.54)	$1.08
Diluted	$(0.73)	$1.35	$(0.54)	$1.07
Anti-dilutive potentially issuable securities excluded from diluted common shares	5,407	4,250	4,957	4,282

Note 10 — Related Party Transactions

ILX and Castex Acquisition

On February 28, 2020 the Company acquired assets and liabilities at fair value from sellers that include, the Riverstone Sellers, affiliates of the Riverstone Funds, for $453.2 million (comprised of $297.0 million in net cash paid and $156.2 million in Conversion Stock). See additional details in Note 2 — Acquisitions.

Whistler Acquisition

On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds, for $52.6 million ($14.8 million net of $37.8 million of cash acquired). Included in current assets acquired as of September 30, 2020 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing.

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

The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, the Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and selling commissions. For the three and nine months ended September 30, 2020, fees incurred by the Company in conjunction with the Original Equity Registration Rights Agreement were nil and $0.2 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred nil and $0.7 million, respectively.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at Vinson & Elkins L.L.P. For the three and nine months ended September 30, 2020, the Company incurred fees of approximately $0.6 million and $4.0 million, respectively, of which $2.2 million were payable for legal services performed by Vinson & Elkins L.L.P. as of September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred fees of approximately $0.3 million and $1.9 million, respectively, of which $0.6 million remained payable for legal services performed by Vinson & Elkins L.L.P. as of September 30, 2019.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of September 30, 2020, the Company had secured performance bonds totaling approximately $659.3 million. As of September 30, 2020, the Company had $13.6 million in letters of credit issued under its Bank Credit Facility.

Legal Proceedings and Other Contingencies

The Company is named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on its financial condition.

Note 12 —Subsequent Events

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

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing value through our operations, currently in the U.S. Gulf of Mexico and offshore Mexico. We leverage decades of geology, geophysics and offshore operations expertise towards the acquisition, exploration, exploitation and development of assets in key geological trends that are present in many offshore basins around the world.

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

COVID-19 — In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, such as stay-at-home orders, closures of restaurants and banning of group gatherings have resulted in a severe drop in general economic activity, as well as a corresponding decrease in global energy demand. During the third quarter of 2020, containment measures and responsive actions to the COVID-19 pandemic continue to result in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity. As cities, states and countries continue easing the confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The State of Texas has seen an increase in the number of COVID-19 positive cases, while state or local governments continue to lift stay-at-home and/or other similar orders, which had affected and continues to affect our personnel and operations at our headquarters, located in Houston, Texas. The reinstatement of the containment measures generally, across the globe, has led to an extended period of reduced demand for crude oil and natural gas commodities, as well as asserting further pressure on the global economy. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives.

Due to concerns over health and safety, we asked the vast majority of our corporate workforce to work remotely through the third quarter of 2020. We have begun the process of allowing employees to return to the office in phases during the fourth quarter of 2020. Our offshore employees have continued to work offshore with modified rotations. Working remotely has not significantly impacted our ability to maintain operations, or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of these measures. Further, the rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. Inventory surpluses have overwhelmed the United States’ storage capacity, leading to a further strain on the supply chain. The Company has evaluated the effect of these factors on the business and reduced the capital expenditure budget for the remainder of 2020, accelerated planned downtime maintenance projects, experienced production shut-ins from non-operated oil and gas properties and shut-in limited operated oil and gas properties. The Company continues to monitor the economic environment, U.S. global and political and economic developments, including the outcome of the U.S. presidential and congressional elections and resulting energy policies related thereto, and evaluate their continuing impact on the business.

Decline in Commodity Prices — In March 2020, OPEC and non-OPEC producers failed to agree to production cuts intended to stabilize and support commodity prices. With no agreement in place, Saudi Arabia, Russia and other producers committed to ramping up production in an attempt to protect, or increase, their global market share. This increased production has been coupled with significant demand declines caused by the global response to COVID-19, such as travel restrictions, business closures and the institution of quarantining which has contributed to a decrease in economic activity across the world. These extreme supply and demand dynamics have contributed to significant crude oil price declines. Although pricing has stabilized in the third quarter of 2020, the commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. In April 2020, Saudi Arabia, Russia and other crude oil-producing nations (“OPEC Plus”) came to an agreement to cut limited amounts of production by 9.7 million barrels per day in May and June 2020; however, in July 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. OPEC Plus is scheduled to meet again in the fourth quarter of 2020 and it is possible OPEC Plus may agree to further production increases. As such, we cannot predict whether or when oil production and economic activities will return to normalized levels. The decline in commodity prices has adversely affected oil and natural gas exploration and production in the United States. In response, the Company has reduced its previously disclosed 2020 capital, operating and general and administrative expenses by a range of $213.0 million to $236.0 million. The Company’s 2020 revised capital program focuses on infrastructure-led, short-cycle projects that were previously committed to and that are focused on lowering the lifting cost structure of the Company’s assets by adding incremental barrels through existing fixed-cost offshore production facilities.

Global Economic Environment — COVID-19 and the numerous public and political responses thereto have contributed to equity market volatility and potentially the risk of a global recession. We expect the global equity market volatility experienced in the first half of 2020 to continue at least until the outbreak of COVID-19 stabilizes, if not longer. The response to the COVID-19 outbreak (such as stay-at-home orders, closures of restaurants and banning of group gatherings) and slowing of the global economy has contributed to increased unemployment rates. On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the largest relief package in U.S. history. The CARES Act, a $2.2 trillion stimulus package, includes various provisions intended to provide relief to individuals and businesses in the form of tax law changes, loans and grants, among others. We have evaluated the potential impact of these measures, and we do not meet the criteria to participate.

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

Acquisition of Castex Energy 2005 — On August 5, 2020, the Company completed the acquisition of select oil and natural gas assets from affiliates of Castex Energy 2005 Holdco, LLC, for $43.3 million (comprised of $6.5 million in cash, $35.4 million in 4.6 million shares of the Company’s common stock and $1.4 million in transaction related expenses). See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

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

Write-down of oil and natural gas properties — The Company’s evaluation of unproved property located in Block 2 offshore Mexico, specifically future exploratory drilling opportunities, results from exploratory wells drilled during the second quarter of 2019 and the Block 2 production sharing contract’s expiration date resulted in the Company recording a non-cash impairment presented as “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Unproved property impairment for the three and nine months ended September 30, 2019 was $1.4 million and $13.8 million, respectively. See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 3 — Property, Plant and Equipment” for more information.

Transaction Expenses — We have incurred and will continue to incur transaction related and restructuring costs associated with our business development activities that may vary significantly in our comparative historical results of operations. See additional details in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Hurricanes and Tropical Storms — During 2020, production from the U.S. Gulf of Mexico was impacted due to precautionary shut-ins of facilities and evacuations associated with Hurricanes Hanna, Laura, Marco, Sally and Delta and Tropical Storms Cristobal and Beta. Although there was no major storm-related damage to our facilities, we incurred production downtime associated with the shut-ins for the storms. For the three and nine months ended September 30, 2020, we estimate deferred production related to these storms was approximately 8.6 MBoepd and approximately 3.3 MBoepd, respectively, when comparing the production of the affected month to a preceding month’s production.

Ram Powell Shut-In — Production at our Ram Powell facility was shut-in during the third quarter of 2020 while waiting on a repair of the platform’s oil export riser. We received final regulatory approvals and are in the process of repairing the export riser with production expected to resume in the first half of November 2020. During the three and nine months ended September 30, 2020, the Ram Powell facility shut-in resulted in deferred production of 4.9 MBoepd and 2.0 MBoepd, respectively.

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

Known Trends and Uncertainties

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile, and prices experienced a steep decline in March and April 2020. In March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with the OPEC countries. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil and gas during the nine months ended September 30, 2020. For example, from January 1, 2020 through September 30, 2020, the daily spot prices for NYMEX WTI crude oil ranged from a high of $63.27 per Bbl to a low of $(36.98) per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand and we cannot predict whether or when oil production and economic activities will return to normalized levels.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting that we use for our oil and gas operations, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations and an increase to “Accumulated depreciation, depletion and amortization” on our condensed consolidated balance sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. We perform this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, we utilize SEC Pricing when performing the ceiling test. We also hold prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period. Although we experienced a significant decline in commodity prices during March 2020, future commodity prices remained relatively consistent in the undiscounted future cash flow estimate during the first nine months of 2020, particularly the commodity price as a result of the 12-month average SEC Pricing, and as such, we did not recognize impairment as of September 30, 2020. At September 30, 2020, the Company’s ceiling test computation was based on SEC pricing, adjusted for differentials, of $44.31 per Bbl of oil, $1.97 per Mcf of natural gas and $10.89 per Bbl of NGLs.

If the SEC pricing, adjusted for differentials, had been $40.31 per Bbl of oil, $2.00 per Mcf of natural gas and $9.90 per Bbl of NGLs, respectively, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $181.1 million. The aforementioned prices, as estimated for the twelve month period January 2020 through December 2020, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the ten months ended October 2020, with the prices for November through December based on forward looking NYMEX and Henry Hub futures prices on October 1, 2020.

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

BOEM Bonding Requirements — In order to cover the various decommissioning obligations of lessees on the Outer Continental Shelf (“OCS”), the Bureau of Ocean Energy Management (“BOEM”) generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As many BOEM regulations are being reviewed by the agency, we may be subject to additional financial assurance requirements in the future. For example, in July 2016, BOEM issued the NTL 2016-N01 (the “2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, right-of-ways (“ROWs”) and right of use easements (“RUEs”). The 2016 NTL became effective in September 2016, but BOEM subsequently postponed any implementation of the 2016 NTL and this extension for implementation currently remains in effect.

On October 16, 2020, the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), jointly published a proposed rule to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees (record title owners), sublessees (operating rights owners) and RUE and ROW grant holders conducting operations on the federal OCS. In particular, the proposed rule would: (i) clarify the sequence for BSEE’s selection of predecessors who have accrued decommissioning obligations and are ordered to perform those obligations when the current lessee, sublessee or grant holder fails to do so, which sequence is generally in reverse chronological order through the chain-of-title of lessees or sublessees, although BSEE would reserve the right to deviate from this sequence in cases where previously ordered parties fail to pursue specified decommissioning activities, if an emergency condition is declared, or if such an order unreasonably delays decommissioning; (ii) seek to limit the circumstances under which BOEM would require supplemental bonding, with increased focus on a lessee’s or sublessee’s, as well as potentially a co-lessee’s or predecessor lessee’s, credit rating rather than relying primarily on a current lessee’s or sublessee’s net worth in determining whether additional supplemental bonding is necessary; (iii) relax certain third party guarantee requirements allowed by BOEM in lieu of lessee bonding; (iv) require the posting of bonds in an amount that BSEE determines would be adequate before that party may appeal a decommissioning order and (v) clarify that all RUE grant holders are jointly and severally liable for BSEE decommissioning obligations associated with RUE-related facilities. Comments on this proposed rule are due to BOEM (as to the BOEM portions of the proposed rule) and BSEE (as to the BSEE portions of the proposed rule) on or before December 15, 2020. We remain in active discussion with our industry peers with regard to this proposed rule. The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder, as a result of the 2016 NTL, to the extent implemented, as well as to the provisions of any final rule published by BOEM and/or BSEE following the close of the comment period for the October 16, 2020 proposed rule, applicable to our or any of our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

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

Hurricanes — Since our operations are in the U.S. Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production. Additionally, affordable insurance coverage for property damage to our facilities for hurricanes has become less effective due to rising retentions and limitations on named windstorm coverage and has been difficult to obtain at times in recent years. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Oil	$117,190	$211,899	$(94,709)	$358,285	$624,486	$(266,201)
Natural gas	12,337	12,545	(208)	35,375	41,738	(6,363)
NGL	3,409	3,384	25	9,674	15,095	(5,421)
Other	2,201	1,029	1,172	8,441	13,061	(4,620)
Total revenue	$135,137	$228,857	$(93,720)	$411,775	$694,380	$(282,605)

Total Production Volumes:
Oil (MBbls)	3,005	3,559	(554)	10,010	10,228	(218)
Natural gas (MMcf)	6,922	5,909	1,013	20,961	17,101	3,860
NGL (MBbls)	311	299	12	1,028	915	113
Total production volume (MBoe)	4,470	4,843	(373)	14,532	13,993	539

Daily Production Volumes by Product:
Oil (MBblpd)	32.7	38.7	(6.0)	36.5	37.5	(1.0)
Natural gas (MMcfpd)	75.2	64.2	11.0	76.5	62.6	13.9
NGL (MBblpd)	3.4	3.2	0.2	3.8	3.4	0.4
Total production volume (MBoepd)	48.6	52.6	(4.0)	53.0	51.3	1.7

Average sale price per unit:
Oil (per Bbl)	$39.00	$59.54	$(20.54)	$35.79	$61.06	$(25.27)
Natural gas (per Mcf)	$1.78	$2.12	$(0.34)	$1.69	$2.44	$(0.75)
NGL (per Bbl)	$10.96	$11.32	$(0.36)	$9.41	$16.50	$(7.09)
Price per Boe	$29.74	$47.04	$(17.30)	$27.75	$48.69	$(20.94)
Price per Boe (including realized commodity derivatives)	$34.00	$48.15	$(14.15)	$37.49	$48.18	$(10.69)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues, due to changes in sales prices and production volumes for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020 vs 2019			Nine Months Ended September 30, 2020 vs 2019
	Price	Volume	Total	Price	Volume	Total
Oil	$(61,724)	(32,985)	$(94,709)	$(252,890)	(13,311)	$(266,201)
Natural gas	$(2,356)	2,148	$(208)	$(15,781)	9,418	$(6,363)
NGL	$(111)	136	$25	$(7,286)	1,865	$(5,421)
Total	$(64,191)	(30,701)	$(94,892)	$(275,957)	(2,028)	$(277,985)

Three Months Ended September 30, 2020 and 2019 Volumetric Analysis — Production volumes decreased by 4.0 MBoepd to 48.6 MBoepd. The decrease in production volumes includes 5.2 MBoepd from disruptions from weather events in the U.S. Gulf of Mexico, 4.9 MBoepd from temporary shut-ins for repairs and maintenance on the Ram Powell Field export riser and natural production declines and other miscellaneous shut-ins. The decrease in production volumes was partially offset by 16.8 MBoepd in production from the oil and natural gas assets acquired in the ILX and Castex Acquisition and Castex Energy 2005 Acquisition. The increase in production attributed to the ILX and Castex Acquisition and Castex Energy 2005 Acquisition includes the negative impact of 5.7 MBoepd in deferred production from non-operated temporary shut-ins and hurricane and tropical storm disruptions.

Nine Months Ended September 30, 2020 and 2019 Volumetric Analysis — Production volumes increased by 1.7 MBoepd to 53.0 MBoepd. The increase in production volumes was primarily attributable to 13.2 MBoepd in production from the oil and natural gas assets acquired in the ILX and Castex Acquisition and Castex Energy 2005 Acquisition and 4.3 MBoepd from third party downtime in the Phoenix Field during the first quarter of 2019 for the Helix HP-I dry-dock repairs and maintenance. The increase was partially offset by a decrease in production volumes including 6.4 MBoepd for deferred production for repairs and maintenance, 2.1 MBoepd from disruptions from weather events in the U.S. Gulf of Mexico and natural production decline and other miscellaneous shut-ins.

Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease operating expenses	$62,064	$61,816	$184,187	$184,230
Lease operating expenses per Boe	$13.88	$12.76	$12.67	$13.17

Three Months Ended September 30, 2020 and 2019 — Total lease operating expense for the three months ended September 30, 2020 increased by approximately $0.2 million, or 0%. This increase was primarily related to lease operating expenses of $13.9 million incurred in connection with assets acquired in the ILX and Castex Acquisition. Additionally, there was an increase to workover and maintenance expenses of $3.4 million primarily related to the Ram Powell facility shut-in. This increase was offset by a reduction in costs of $16.7 million primarily related to a reduction of direct operating expenses and labor cost due to shuttering of certain shelf fields and cost cutting measures taken due to the current economic environment. On a per unit basis, lease operating expense increased $1.12 per Boe to $13.88 per Boe as a result of lower production due to present economic conditions.

Nine Months Ended September 30, 2020 and 2019 — Total lease operating expense for the nine months ended September 30, 2020, decreased by approximately $0.0 million, or 0%. This decrease was related to workover and maintenance expenses of $10.8 million primarily related to the HP-I dry-dock operation repairs and related workover expense within the Phoenix Field during the nine months ended September 30, 2019. Additionally, there was a reduction in contract labor costs and direct operating costs of $22.6 million when compared to the same period in 2019 as part of the cost cutting measures taken due to the current economic environment. The decrease was offset with an increase to lease operating expenses of $33.9 million incurred in connection with assets acquired in the ILX and Castex Acquisition. On a per unit basis, lease operating expense decreased $0.50 per Boe to $12.67 per Boe.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation, depletion and amortization	$80,547	$88,125	$262,533	$248,518
Depreciation, depletion and amortization per Boe	$18.02	$18.20	$18.07	$17.76

Three Months Ended September 30, 2020 and 2019 — Depreciation, depletion and amortization expense for the three months ended September 30, 2020 decreased by approximately $7.6 million, or 9%. This decrease was primarily due to a decrease in production of 4.0 MBoepd as discussed above during the three months ended September 30, 2020 and a $0.23 per Boe, or 1%, decrease in the depletion rate on our proved oil and natural gas properties.

Nine Months Ended September 30, 2020 and 2019 —Depreciation, depletion and amortization expense for the nine months ended September 30, 2020 increased by approximately $14.0 million, or 6%. This increase was due to a $0.31 per Boe, or 2%, increase in the depletion rate on our proved oil and natural gas properties and an increase in production of 1.7 MBoepd as discussed above during the nine months ended September 30, 2020.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expense	$17,823	$17,321	$62,484	$53,795
General and administrative expense per Boe	$3.99	$3.58	$4.30	$3.84

Three Months Ended September 30, 2020 and 2019 — General and administrative expense for the three months ended September 30, 2020, increased by approximately $0.5 million, or 3%. Transaction related costs were $1.6 million or $0.36 per Boe for the three months ended September 30, 2020, which is an increase of $1.5 million primarily due to the ILX and Castex Acquisition and the Castex Energy 2005 Acquisition. Non-cash equity based compensation was $2.3 million, or $0.53 per Boe for the three months ended September 30, 2020, which is an increase of $0.4 million. The increase was offset with the realized benefit of cost savings initiatives in the current economic environment primarily related to a reduction of employee and contract labor costs.

Nine Months Ended September 30, 2020 and 2019 — General and administrative expense for the nine months ended September 30, 2020, increased by approximately $8.7 million, or 16%. Transaction related costs were $12.9 million or $0.89 per Boe for the nine months ended September 30, 2020, which is an increase of $9.5 million primarily due to the ILX and Castex Acquisition and the Castex Energy 2005 Acquisition. Non-cash equity based compensation was $6.3 million, or $0.43 per Boe for the nine months ended September 30, 2020, which is an increase of $1.2 million. The increase was offset with the realized benefit of cost savings initiatives in the current economic environment, primarily related to a reduction of employee and contract labor costs.

Other Income and Expense

The following table highlights other income and expense items in total. The information below provides the financial results and an analysis of significant variances in these results for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Write-down of oil and natural gas properties	$—	$1,417	$57	$13,778
Accretion expense	$11,537	$7,316	$37,748	$26,868
Price risk management activities income (expense)	$(19,882)	$43,760	$154,653	$(35,829)
Income tax benefit (expense)	$28,252	$(790)	$22,384	$(428)

Three Months Ended September 30, 2020 and 2019 —

Price risk management activities — Price risk management activities for the three months ended September 30, 2020, decreased by approximately $63.6 million, or 145%. The expense of $19.9 million for the three months ended September 30, 2020 consists of $38.9 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $19.0 million in cash settlement gains. The income of $43.8 million for the three months ended September 30, 2019 consists of $38.4 million in non-cash gains from the increase in the fair value of our open derivative contracts and $5.4 million in cash settlement gains. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2021, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Nine Months Ended September 30, 2020 and 2019 —

Price risk management activities — Price risk management activities for the nine months ended September 30, 2020, increased by approximately $190.5 million, or 532%. The income of $154.7 million for the nine months ended September 30, 2020 consists of $141.5 million in cash settlement gains and $13.2 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $35.8 million for the nine months ended September 30, 2019 consists of $28.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $7.2 million in cash settlement losses. These unrealized gains on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our condensed consolidated statements of operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through 2021, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

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

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(52,000)	$73,297	$(34,862)	$58,425
Interest expense	24,124	23,123	76,164	73,273
Income tax expense (benefit)	(28,252)	790	(22,384)	428
Depreciation, depletion and amortization	80,547	88,125	262,533	248,518
Accretion expense	11,537	7,316	37,748	26,868
EBITDA	35,956	192,651	319,199	407,512
Write-down of oil and natural gas properties	—	1,417	57	13,778
Transaction and non-recurring expenses(1)	1,607	146	12,863	3,349
Derivative fair value (gain) loss(2)	19,882	(43,760)	(154,653)	35,829
Net cash receipts (payments) on settled derivative instruments(2)	19,030	5,360	141,529	(7,202)
Gain on extinguishment of debt	(174)	—	(1,644)	—
Non-cash write-down of other well equipment inventory	—	—	133	—
Non-cash equity-based compensation expense	2,347	1,944	6,321	5,164
Adjusted EBITDA	$78,648	$157,758	$323,805	$458,430

(1)	Includes transaction related expenses, restructuring expenses and cost saving initiatives.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility (as defined below). Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. As of September 30, 2020, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $328.8 million, or $353.8 million inclusive of the $25.0 million requiring certain lender approval.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2020 (in thousands):

U.S. drilling & completions	$207,687
Mexico appraisal & exploration	406
Asset management	39,683
Seismic and G&G, land, capitalized G&A and other(1)	52,226
Total capital expenditures	300,002
Plugging & abandonment	34,502
Total capital expenditures and plugging & abandonment	$334,504

(1)	Amount excludes $5.7 million of non-cash share-based awards.

Based on our current level of operations and available cash, inclusive of $213.0 million to $236.0 million of reductions in previously announced capital, operating and general and administrative expenses, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2020 capital spending program of $377.0 million to $397.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Guarantor Financial Information — Talos owns no operating assets and has no operations independent of its subsidiaries. Talos Production Inc. (formerly Talos Production LLC) and Talos Production Finance Inc. (together the “Issuers”) issued 11.00% Notes (as defined below) on May 10, 2018, which are fully and unconditionally guaranteed, jointly and severally, by Talos and certain 100% owned subsidiaries (the “Guarantors”) on a senior unsecured basis. Our non-domestic subsidiaries (the “Non-Guarantors”) are 100% owned by Talos but do not guarantee the 11.00% Notes issued on May 10, 2018.

In lieu of providing separate financial statements for Talos the Issuers and Guarantors, we have presented the accompanying supplemental summarized combined balance sheet and income statement information for Talos, the Issuers and Guarantors on a combined basis after elimination of intercompany transactions and amounts related to investment in any subsidiary that is a Non-Guarantor.

The following table presents the balance sheet information for the respective periods (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$238,960	$281,008
Non-current assets	2,778,500	2,168,537
Total Assets	$3,017,460	$2,449,545

Current liabilities	$423,170	$357,893
Non-current liabilities	1,454,908	1,139,859
Talos Energy, Inc. stockholdersʼ equity	1,139,382	951,793
Total liabilities and stockholdersʼ equity	$3,017,460	$2,449,545

The following table presents the income statement information for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Revenue	$411,768
Cost and expenses	(442,364)
Net Income	$(30,596)

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$262,067	$332,413
Investing activities	$(585,152)	$(400,467)
Financing activities	$268,440	$17,574

Operating Activities — Net cash provided by operating activities decreased $70.3 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily attributable to a decrease in revenues of $282.6 million. This decrease was partially offset by an increase in cash receipts on derivative instruments of $148.7 million and a decrease in settlement of asset retirement obligations of $19.9 million.

Investing Activities — Net cash used in investing activities increased $184.7 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to an increase in payments for acquisitions of $272.0 million, which was offset by a decrease in capital expenditures of $92.6 million.

Financing Activities — Net cash provided by financing activities increased $250.9 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily attributable to an increase in net proceeds of $250.0 million received from the Bank Credit Facility used primarily to fund the ILX and Castex Acquisition in the first quarter of 2020.

Bank Credit Facility – matures May 2022 — The Company maintains a Bank Credit Facility with a syndicate of financial institutions, with a borrowing base of $985.0 million (the “Bank Credit Facility”) as of September 30, 2020. The borrowing base requires certain lender approval to access the last $25.0 million of capacity. The Bank Credit Facility matures on May 10, 2022, provided that the Bank Credit Facility mandates a springing maturity that is prior to the maturity date of the 11.00% Notes (such 120 days prior being December 4, 2021), if greater than $25.0 million of the 11.00% Notes or any permitted refinancing indebtedness in respect thereof is outstanding on such date. We expect to refinance or extend the maturity of the 11.00% Notes prior to the springing maturity of the Bank Credit Facility, however, there can be no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend the 11.00% Notes maturity date, that the terms of such refinancing or extension would be as favorable as the terms of the existing 11.00% Notes.

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

The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. Upon closing of the ILX and Castex Acquisition on February 28, 2020, the maximum borrowing base and commitments were increased from $950.0 million to $1.15 billion. On June 19, 2020, the borrowing base was redetermined by the lenders and decreased from $1.15 billion to $985.0 million. The June 19, 2020 redetermination also requires certain lender approval to access the last $25.0 million. The next scheduled redetermination meeting will be during the fourth quarter of 2020.

As of September 30, 2020, no more than $200.0 million of the borrowing base can be used as letters of credit. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at September 30, 2020. As of September 30, 2020, the Company has $650.0 million of outstanding borrowings and $13.6 million in letters of credit issued under the Bank Credit Facility.

Subsequent event — During October 2020, the Company borrowed $25.0 million under the Bank Credit Facility for general corporate purposes.

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

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the nine months ended September 30, 2020, the Company repurchased $5.8 million of the 11.00% Notes. The exchange agreement and debt repurchases resulted in a gain on extinguishment of debt for the three and nine months ended September 30, 2020 of $0.2 million and $1.7 million, respectively, which is presented as “Other income (expense)” on the condensed consolidated statements of operations.

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

Performance Bonds — As of September 30, 2020, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $659.3 million. In July 2016, BOEM issued the 2016 NTL to clarify the procedures and guidelines BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, ROWs and RUEs to meet BOEM’s estimate of the lessees’ decommissioning obligations. The 2016 NTL became effective in September 2016 and allows qualifying operators to self-insure for an amount up to 10% of their tangible net worth. The 2016 NTL also provides for operators to propose a tailored plan subject to BOEM approval that allows the posting of additional financial assurance over time. However, BOEM has indefinitely delayed beyond June 30, 2017 implementation of the 2016 NTL, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities, to allow BOEM time to reconsider a number of regulatory initiatives. We received notice from BOEM in late 2016 ordering us to provide additional financial assurances in the form of additional security in material amounts. We entered into discussions with BOEM regarding the requested security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as noted, BOEM has indefinitely delayed implementation beyond June 30, 2017 of the 2016 NTL, has rescinded the late December 2016 orders while BOEM reviews its financial assurance program and, to date, has taken no action with respect to our previously submitted proposed tailored plan.

On October 16, 2020, the BOEM and BSEE, jointly published a proposed rule to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees (record title owners), sublessees (operating rights owners) and RUE and ROW grant holders conducting operations on the federal OCS. In particular, the proposed rule would: (i) clarify the sequence for BSEE’s selection of predecessors who have accrued decommissioning obligations and are ordered to perform those obligations when the current lessee, sublessee or grant holder fails to do so, which sequence is generally in reverse chronological order through the chain-of-title of lessees or sublessees, although BSEE would reserve the right to deviate from this sequence in cases where previously ordered parties fail to pursue specified decommissioning activities, if an emergency condition is declared, or if such an order unreasonably delays decommissioning; (ii) seek to limit the circumstances under which BOEM would require supplemental bonding, with increased focus on a lessee’s or sublessee’s, as well as potentially a co-lessee’s or predecessor lessee’s, credit rating rather than relying primarily on a current lessee’s or sublessee’s net worth in determining whether additional supplemental bonding is necessary; (iii) relax certain third party guarantee requirements allowed by BOEM in lieu of lessee bonding; (iv) require the posting of bonds in an amount that BSEE determines would be adequate before that party may appeal a decommissioning order and (v) clarify that all RUE grant holders are jointly and severally liable for BSEE decommissioning obligations associated with RUE-related facilities. Comments on this proposed rule are due to BOEM (as to the BOEM portions of the proposed rule) and BSEE (as to the BSEE portions of the proposed rule) on or before December 15, 2020. We remain in active discussion with our industry peers with regard to this proposed rule. BOEM could make new demands for additional financial security in material amounts in the event the agency chooses to implement the 2016 NTL, or as a result of the provisions of any final rule published by BOEM and/or BSEE following the close of the comment period for the October 16, 2020 proposed rule, and such amounts may be material and exceed our capability to provide additional financial assurance. The future cost of compliance with our existing supplemental bonding requirements, including with respect to any tailored plan, the 2016 NTL, as well as any other future directives or any other changes to BOEM’s rules applicable to our or our subsidiaries’ properties, could materially and adversely affect our financial condition, cash flows and results of operations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our 2019 Annual Report, other than as set forth below.

On May 29, 2020, a lawsuit was filed in a Delaware Chancery Court asserting derivative and class action claims against us relating to the ILX and Castex Acquisition. Specifically, the lawsuit relates to the fairness of the consideration paid for such acquisitions in light of the fact that certain of the sellers are our affiliates. We disagree with the claims made in the lawsuit and we have filed for dismissal. We cannot currently predict the manner and timing of the resolution of this matter and are currently unable to estimate a range of possible losses from such matter.

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

Our revenues, cash flows, profitability and future rate of growth substantially depend upon the market prices of oil and natural gas. The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2018 through September 30, 2020, the daily NYMEX WTI crude oil price per Bbl ranged from a low of $(36.98) to a high of $77.41, and the daily NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $1.33 to a high of $6.24. Subsequent to September 30, 2020, NYMEX WTI crude oil and NYMEX Henry Hub natural gas prices recorded daily lows of $36.90 per Bbl and $1.41 per MMBtu, respectively. In April 2020, extreme shortages of transportation and storage capacity caused the NYMEX WTI front month oil futures price to go negative for the first time. We believe negative pricing resulted from the holders of expiring May 2020 oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.

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

The prices we receive for our oil and natural gas depend upon many factors beyond our control, including, among others:

•	changes in the supply of and demand for oil and natural gas;
•	market uncertainty;

•	level of consumer product demands;
•	hurricanes and other adverse weather conditions;
•	the impact of applicable market differentials, including those relating to quality, transportation, fees, energy content and regional pricing;
•	domestic and foreign governmental actions, regulations and taxes;
•	price and availability of alternative fuels;
•	political and economic conditions in oil-producing countries, particularly those in the Middle East, Russia, South America and Africa;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of COVID-19, or any government response to such occurrence or threat;
•	actions by the OPEC and other state-controlled oil companies relating to oil and natural gas price and production controls;
•	U.S. and foreign supply of oil and natural gas;
•	price and quantity of oil and natural gas imports and exports;
•	the level of global oil and natural gas exploration and production;
•	the level of global oil and natural gas inventories;
•	localized supply and demand fundamentals and transportation availability;
•	capacity of processing, gathering, storage and transportation facilities;
•	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•	price and availability of competitors’ supplies of oil and natural gas;
•	technological advances affecting energy consumption; and
•	overall domestic and foreign economic conditions.

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 68%, 25%, and 7%, respectively, of our estimated proved reserves as of September 30, 2020, and approximately 69%, 24%, and 7%, respectively, of our production on an MBoe basis as of September 30, 2020, our financial results are sensitive to movements in oil, natural gas and NGL prices.

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

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash “Write-down of oil and natural gas properties” on the condensed consolidated statements of operations and an increase to “Accumulated depreciation, depletion and amortization” on our condensed consolidated balance sheets. A write-down of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we are required to write-down the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. For the three and nine months ended September 30, 2020, the Company recorded an impairment of nil and $0.1 million, respectively. Any required write-downs or impairments could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

The results of the November 3, 2020 election could impact the ability of the administration and/or Congress to enact rules and regulations that impose restrictions on our ability to acquire future federal OCS leases, as well as more onerous permitting and other detrimental requirements.

Although preliminary election results remain inconclusive, Democratic presidential candidate Joe Biden’s campaign website states that, if elected, on day one as President, he will issue Executive Orders to permanently protect the Arctic National Wildlife Refuge and other federal lands and waters, establish monuments and ban new oil and gas permitting on public lands and waters and modify royalties to account for climate costs. In addition, Mr. Biden promises to require aggressive methane pollution limits for new and existing oil and gas operations. These efforts, among others, support Mr. Biden’s overall goal of achieving net-zero emissions no later than 2050. In addition to these administrative actions, preliminary election results indicate that a Democratic-controlled Senate, together with a Democratic-controlled House of Representatives, could enact legislation that could permanently withdraw most, if not all of the OCS from future leasing, which would restrict our ability to acquire new leases for future exploration and development. Other potential actions of a Democratic-controlled Congress include imposing more restrictive laws and regulations pertaining to permitting, limitations on greenhouse gas emissions, increased requirements for financial assurance and bonding for decommissioning liabilities and carbon taxes. Any of these administrative or congressional actions could adversely affect our financial condition and results of operations. In addition, any extended uncertainty as to the outcome of the presidential election could lead to market uncertainty, civil unrest or general economic volatility. Any such uncertainty, unrest or volatility could adversely affect the macroeconomic environment, and accordingly, our financial condition and results of operations.

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

10.1

Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 26, 2020).

10.2

Form of Participation Agreement pursuant to Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 26, 2020).

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

TALOS ENERGY INC.

Date:	November 4, 2020	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer