Form 10-Q
period 2021-06-30
TALOS ENERGY INC.
filed 2021-08-04
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, the registrant had 81,872,498 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

Barrel or Bbl — One stock tank barrel, or 42 United States gallons liquid volume.

Boe — One barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

BOEM — Bureau of Ocean Energy Management.

BSEE — Bureau of Safety and Environmental Enforcement.

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

OPEC — Organization of Petroleum Exporting Countries.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this "Quarterly Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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
•
the success of the Company's exclusive collaborative agreement with Storegga Geotechnologies Limited;
•
the Company's ongoing strategy with respect to its Zama assets;
•
uncertainty regarding our future operating results and our future revenues and expenses; and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and non-OPEC countries, such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, and winter storms; inflation; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our business combination are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021 (the “2020 Annual Report”).

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

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,354	$34,233
Accounts receivable:
Trade, net	144,763	106,220
Joint interest, net	33,057	50,471
Other	10,448	18,448
Assets from price risk management activities	39	6,876
Prepaid assets	48,813	29,285
Other current assets	1,742	1,859
Total current assets	304,216	247,392
Property and equipment:
Proved properties	5,112,597	4,945,550
Unproved properties, not subject to amortization	253,988	254,994
Other property and equipment	28,481	32,853
Total property and equipment	5,395,066	5,233,397
Accumulated depreciation, depletion and amortization	(2,897,546)	(2,697,228)
Total property and equipment, net	2,497,520	2,536,169
Other long-term assets:
Assets from price risk management activities	42	945
Other well equipment inventory	20,282	18,927
Operating lease assets	7,601	6,855
Other assets	22,504	24,258
Total assets	$2,852,165	$2,834,546
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$111,128	$104,864
Accrued liabilities	160,602	163,379
Accrued royalties	48,768	27,903
Current portion of long-term debt	6,060	—
Current portion of asset retirement obligations	47,027	49,921
Liabilities from price risk management activities	230,258	66,010
Accrued interest payable	39,447	9,509
Current portion of operating lease liabilities	2,176	1,793
Other current liabilities	29,278	24,155
Total current liabilities	674,744	447,534
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	976,573	985,512
Asset retirement obligations	409,357	392,348
Liabilities from price risk management activities	44,144	9,625
Operating lease liabilities	18,380	18,554
Other long-term liabilities	42,546	54,372
Total liabilities	2,165,744	1,907,945
Commitments and Contingencies (Note 11)
Stockholdersʼ equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 81,872,498 and 81,279,989 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	819	813
Additional paid-in capital	1,666,887	1,659,800
Accumulated deficit	(981,285)	(734,012)
Total stockholdersʼ equity	686,421	926,601
Total liabilities and stockholdersʼ equity	$2,852,165	$2,834,546

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and other:
Oil	$267,990	$74,471	$497,551	$241,095
Natural gas	26,131	11,140	54,365	23,038
NGL	9,647	1,964	18,760	6,265
Other	—	1,299	1,000	6,240
Total revenues and other	303,768	88,874	571,676	276,638
Operating expenses:
Lease operating expense	72,013	63,882	138,641	122,123
Production taxes	953	166	1,775	415
Depreciation, depletion and amortization	99,841	88,443	201,498	181,986
Write-down of oil and natural gas properties	—	—	—	57
Accretion expense	15,457	13,794	30,442	26,211
General and administrative expense	19,377	17,192	38,566	44,661
Other operating expense	2,783	—	2,783	—
Total operating expenses	210,424	183,477	413,705	375,453
Operating income (expense)	93,344	(94,603)	157,971	(98,815)
Interest expense	(33,570)	(26,190)	(67,646)	(52,040)
Price risk management activities income (expense)	(186,617)	(68,682)	(324,125)	174,535
Other income (expense)	1,559	(528)	(12,391)	(674)
Net income (loss) before income taxes	(125,284)	(190,003)	(246,191)	23,006
Income tax benefit (expense)	(498)	49,392	(1,082)	(5,868)
Net income (loss)	$(125,782)	$(140,611)	$(247,273)	$17,138

Net income (loss) per common share:
Basic	$(1.54)	$(2.14)	$(3.03)	$0.28
Diluted	$(1.54)	$(2.14)	$(3.03)	$0.28
Weighted average common shares outstanding:
Basic	81,823	65,807	81,630	62,023
Diluted	81,823	65,807	81,630	62,318

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at March 31, 2020	65,342,273	—	$652	$—	$1,504,903	$(110,658)	$1,394,897
Equity-based compensation	22,509	—	1	—	4,306	—	4,307
Issuance of common stock (Note 6)	3,050,000	—	31	—	35,929	—	35,960
Net loss	—	—	—	—	—	(140,611)	(140,611)
Balance at June 30, 2020	68,414,782	—	$684	$—	$1,545,138	$(251,269)	$1,294,553

Balance at March 31, 2021	81,707,214	—	$817	$—	$1,661,840	$(855,503)	807,154
Equity-based compensation	165,284	—	2	—	5,047	—	5,049
Net loss	—	—	—	—	—	(125,782)	(125,782)
Balance at June 30, 2021	81,872,498	—	$819	$—	$1,666,887	$(981,285)	$686,421

	Shares		Par Value		Additional		Total
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	54,197,004	—	$542	$—	$1,346,142	$(268,407)	$1,078,277
Equity-based compensation	167,778	—	1	—	6,977	—	6,978
Issuance of preferred stock (Note 2)	—	110,000	—	1	156,199	—	156,200
Conversion of preferred stock into common stock (Note 2)	11,000,000	(110,000)	110	(1)	(109)	—	—
Issuance of common stock (Note 6)	3,050,000	—	31	—	35,929	—	35,960
Net income	—	—	—	—	—	17,138	17,138
Balance at June 30, 2020	68,414,782	—	$684	$—	$1,545,138	$(251,269)	$1,294,553

Balance at December 31, 2020	81,279,989	—	$813	$—	$1,659,800	$(734,012)	$926,601
Equity-based compensation	592,509	—	6	—	7,087	—	7,093
Net loss	—	—	—	—	—	(247,273)	(247,273)
Balance at June 30, 2021	81,872,498	—	$819	$—	$1,666,887	$(981,285)	$686,421

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(247,273)	$17,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	231,940	208,197
Write-down of oil and natural gas properties and other well inventory	—	190
Amortization of deferred financing costs and original issue discount	6,934	3,985
Equity-based compensation, net of amounts capitalized	5,681	3,974
Price risk management activities expense (income)	324,125	(174,535)
Net cash received (paid) on settled derivative instruments	(117,618)	122,499
Loss (gain) on extinguishment of debt	13,225	(1,470)
Settlement of asset retirement obligations	(36,329)	(18,496)
Gain on sale of assets	(853)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,633)	(5,164)
Other current assets	(19,409)	15,128
Accounts payable	3,776	12,645
Other current liabilities	48,597	16,039
Other non-current assets and liabilities, net	(1,069)	(8,518)
Net cash provided by operating activities	199,094	191,612
Cash flows from investing activities:
Exploration, development and other capital expenditures	(125,846)	(154,628)
Cash paid for acquisitions, net of cash acquired	(5,399)	(296,966)
Proceeds from sale of property and equipment, net	4,612	—
Net cash used in investing activities	(126,633)	(451,594)
Cash flows from financing activities:
Issuance of senior notes	600,500	—
Redemption of senior notes and other long-term debt	(356,803)	(1,209)
Proceeds from Bank Credit Facility	—	300,000
Repayment of Bank Credit Facility	(240,000)	—
Deferred financing costs	(25,981)	(1,287)
Other deferred payments	(5,575)	(7,575)
Payments of finance lease	(10,361)	(8,323)
Employee stock awards tax withholdings	(3,120)	(791)
Net cash (used in) provided by financing activities	(41,340)	280,815

Net increase in cash and cash equivalents	31,121	20,833
Cash and cash equivalents:
Balance, beginning of period	34,233	87,022
Balance, end of period	$65,354	$107,855

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$95,724	$113,461
Debt exchanged for common stock	$—	$35,960
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19,006	$34,163

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1 — Nature of Business and Basis of Presentation

Nature of Business

Talos Energy Inc. (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of future carbon capture and storage opportunities. The Company leverages decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we are also utilizing our expertise to explore opportunities to reduce industrial emissions through our carbon capture and storage collaborative arrangement along the U.S. Gulf Coast and Gulf of Mexico.

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The unaudited financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in the 2020 Annual Report.

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

The Company has one reportable segment, which is the exploration and production of oil, natural gas and NGLs. Substantially all of the Company’s long-lived assets, proved reserves and production sales are related to the Company’s operations in the United States.

Note 2 — Acquisitions

Business Combination

The following acquisition was accounted for as a business combination whereby the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

ILX and Castex Acquisition — On February 28, 2020, the Company acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC; each a related party and an affiliate of the Riverstone Funds (as defined below) (the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers”) with an effective date of July 1, 2019 (collectively, the “ILX and Castex Acquisition”). The ILX and Castex Acquisition was consummated pursuant to separate Purchase and Sale Agreements, dated December 10, 2019 (as amended from time to time, the “Purchase Agreements”) for aggregate consideration consisting of (i) $385.0 million in cash subject to customary closing adjustments and (ii) an aggregate 110,000 shares (the “Preferred Shares”) of a series of the Company’s preferred stock designated as “Series A Convertible Preferred Stock” which subsequently converted to 11.0 million shares of the Company’s common stock on March 30, 2020 (such common stock, the “Conversion Stock”). The cash payment and escrow deposit were funded with borrowings under the Bank Credit Facility (as defined in Note 5 — Financial Instruments).

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

(1)
Includes trade and other receivables of $8.2 million.

The Company incurred a total of $12.1 million of transaction related costs, of which nil and $0.8 million were incurred during the three months ended June 30, 2021 and 2020, respectively, and nil and $8.3 million were incurred during the six months ended June 30, 2021 and 2020, respectively. These costs are reflected in “General and administrative expense” in the Condensed Consolidated Statements of Operations.

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

Six Months Ended June 30, 2020
Revenue	$324,073
Net income	$29,996
Basic net income per common share	$0.46
Diluted net income per common share	$0.46

Note 3 — Property, Plant and Equipment

Proved Properties

During the three and six months ended June 30, 2021 and 2020, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At June 30, 2021, the Company’s ceiling test computation was based on SEC pricing of $50.23 per Bbl of oil, $2.48 per Mcf of natural gas and $14.92 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset Retirement Obligations
Asset retirement obligations at December 31, 2020	$442,269
Obligations acquired	398
Obligations settled	(36,329)
Obligations divested	(340)
Accretion expense	30,442
Changes in estimate	19,944
Asset retirement obligations at June 30, 2021	$456,384
Less: Current portion at June 30, 2021	(47,027)
Long-term portion at June 30, 2021	$409,357

Note 4 — Leases

The Company has operating leases principally for office space, drilling rigs, compressors and other equipment necessary to support the Company’s operations. Additionally, the Company has a finance lease related to the use of the Helix Producer I (the “HP-I”), a dynamically positioned floating production facility that interconnects with the Phoenix Field through a production buoy. The HP-I is utilized in the Company’s oil and natural gas development activities and the right-of-use asset was capitalized and included in proved property and depleted as part of the full cost pool. Once items are included in the full cost pool, they are indistinguishable from other proved properties. The capitalized costs within the full cost pool are amortized over the life of the total proved reserves using the unit-of-production method, computed quarterly. Costs associated with the Company’s leases are either expensed or capitalized depending on how the underlying asset is utilized.

The lease costs described below are presented on a gross basis and do not represent the Company’s net proportionate share of such amounts. A portion of these costs have been or may be billed to other working interest owners. The Company’s share of these costs is included in property and equipment, lease operating expense or general and administrative expense, as applicable. The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost - interest on lease liabilities	$3,012	$4,040	$6,268	$8,305
Operating lease cost, excluding short-term leases(1)	720	866	1,436	1,732
Short-term lease cost(2)	12,092	15,748	17,852	19,283
Variable lease cost(3)	322	3	644	6
Total lease cost	$16,146	$20,657	$26,200	$29,326

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease assets	$7,601	$6,855

Current portion of operating lease liabilities	$2,176	$1,793
Operating lease liabilities	18,380	18,554
Total operating lease liabilities	$20,556	$20,347

Finance leases:
Proved property	$124,299	$124,299

Other current liabilities	$24,279	$21,804
Other long-term liabilities	27,386	40,222
Total finance lease liabilities	$51,665	$62,026

The table below presents the supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash outflow from finance leases	$6,268	$8,306
Operating cash outflow from operating leases	$1,974	$911

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,020	$—

Note 5 — Financial Instruments

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$583,777	$684,093	$—	$—
11.00% Second-Priority Senior Secured Notes – due April 2022	$—	$—	$343,579	$355,935
7.50% Senior Notes – due May 2022	$6,060	$5,069	$6,060	$5,238
Bank Credit Facility – matures November 2024	$392,796	$400,000	$635,873	$640,000

As of June 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

The carrying value of the senior notes are presented net of the original issue discount and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

The carrying amount of the Company’s bank credit facility, as amended and restated (the “Bank Credit Facility”), is presented net of deferred financing costs. The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not qualifying as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash received (paid) on settled derivative instruments	$(69,237)	$86,039	$(117,618)	$122,499
Unrealized gain (loss)	(117,380)	(154,721)	(206,507)	52,036
Price risk management activities income (expense)	$(186,617)	$(68,682)	$(324,125)	$174,535

The following table reflects the contracted volumes and weighted average prices the Company will receive under the terms of its derivative contracts as of June 30, 2021:

Production Period	Instrument Type	Average Daily Volumes	Weighted Average Swap Price	Weighted Average Put Price	Weighted Average Call Price
Crude Oil – WTI:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2021 – December 2021	Swaps	22,505	$45.45	$—	$—
July 2021 – December 2021	Collars	1,000	$—	$30.00	$40.00
January 2022 – December 2022	Swaps	19,101	$48.62	$—	$—
January 2023 – June 2023	Swaps	3,000	$54.07	$—	$—
Crude Oil – LLS:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2021 – December 2021	Swaps	3,500	$42.00	$—	$—
Natural Gas – NYMEX Henry Hub:		(MMBtu)	(per MMBtu)	(per MMBtu)	(per MMBtu)
July 2021 – December 2021	Swaps	50,815	$2.50	$—	$—
July 2021 – December 2021	Collars	5,000	$—	$2.50	$3.10
January 2022 – December 2022	Swaps	40,162	$2.69	$—	$—
January 2023 – June 2023	Swaps	5,000	$2.61	$—	$—

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$81	$—	$81
Liabilities:
Oil and natural gas swaps and costless collars	—	(274,402)	—	(274,402)
Total net liability	$—	$(274,321)	$—	$(274,321)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$7,821	$—	$7,821
Liabilities:
Oil and natural gas swaps and costless collars	—	(75,635)	—	(75,635)
Total net liability	$—	$(67,814)	$—	$(67,814)

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

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$39	$230,258	$6,876	$66,010
Non-current	42	44,144	945	9,625
Total	$81	$274,402	$7,821	$75,635

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2021 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and seven of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	June 30, 2021	December 31, 2020
12.00% Second-Priority Senior Secured Notes – due January 2026	$650,000	$—
11.00% Second-Priority Senior Secured Notes – due April 2022	—	347,254
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures November 2024	400,000	640,000
Total debt, before discount and deferred financing cost	1,056,060	993,314
Discount and deferred financing cost	(73,427)	(7,802)
Total debt, net of discount and deferred financing costs	982,633	985,512
Less: current portion of long-term debt	(6,060)	—
Long-term debt, net of discount and deferred financing costs	$976,573	$985,512

12.00% Second-Priority Senior Notes

The 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the "Parent Guarantor"), Talos Production Inc. (the "Issuer"), and certain of the Issuer's subsidiaries (the "Subsidiary Guarantors" and, together with the Parent Guarantor, the "Guarantors") and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Subsidiary Guarantors and will be unconditionally guaranteed on the same basis by certain of the Issuer’s future subsidiaries. The 12.00% Notes are secured on a second-priority basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature January 15, 2026 and have interest payable semi-annually each January 15 and July 15, commencing on July 15, 2021. At any time prior to January 15, 2023, the Company may redeem up to 40% of the principal amount of the 12.00% Notes at a redemption rate of 112.00% of the principal amount plus accrued and unpaid interest. Thereafter, the Company may redeem all or a portion of the 12.00% Notes at redemption prices decreasing annually on January 15 from 106.00% to 100.00% plus accrued and unpaid interest.

The indenture governing the 12.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem junior lien, unsecured or subordinated indebtedness; (iv) make investments; (v) restrict distributions, loans or other asset transfers from Talos Production Inc.’s restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of Talos Production Inc.’s properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. The 12.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at June 30, 2021.

11.00% Second-Priority Senior Secured Notes

On January 13, 2021, the Company redeemed $347.3 million aggregate principal amount of the 11.00% Second-Priority Senior Secured Notes due 2022 (the “11.00% Notes”) at 102.75% plus accrued and unpaid interest using the proceeds from the issuance of the 12.00% Notes. The debt redemption resulted in a loss on extinguishment of debt of nil and $13.2 million for the three and six months ended June 30, 2021, respectively, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the three months ended June 30, 2020, the Company repurchased $2.0 million of the 11.00% Notes in two separate open market repurchases. The exchange agreement and debt repurchases resulted in a gain on extinguishment of $1.5 million for the three and six months ended June 30, 2020, respectively, and is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

Bank Credit Facility

The Company maintains a Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. On June 22, 2021, the Company entered into a Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) extended the maturity date of the Bank Credit Facility from May 10, 2022 to November 12, 2024, (ii) decreased the borrowing base from $960.0 million to $950.0 million and (iii) decreased the commitments to $655.0 million. The next scheduled redetermination meeting is expected to occur in November 2021.

The Bank Credit Facility sets the interest rate at either (at the Company’s option) an alternative base rate plus a specified percentage, or London Interbank Offered Rate (“LIBOR”) plus a specified percentage. The specified percentage is referred to as the applicable margin, which varies based on the borrowing base utilization percentage.

As of June 30, 2021, the Company's borrowing base was $950.0 million with total commitments of $655.0 million. Additionally, no more than $200.0 million of the Company’s borrowing base can be used as letters of credit with current commitments at $150.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at June 30, 2021. As of June 30, 2021, the Company had $400.0 million in outstanding borrowings at a weighted average interest rate of 3.55% and $13.6 million in letters of credit issued under the Bank Credit Facility.

Subsequent Event — During July 2021, the Company announced the addition of a new lender to its Bank Credit Facility adding an additional $75.0 million of commitments. The addition increases total commitments from $655.0 million to $730.0 million.

Note 7 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

On May 11, 2021, the Company’s stockholders approved the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”), which had previously been approved by the board of directors of the Company. No further awards will be granted under the Talos Energy Inc. Long Term Incentive Plan (the “2018 LTIP”).

The 2021 LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws (“ISOs”), (ii) stock options that do not qualify as ISOs (together with ISOs, “Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units (the “RSUs”), (vi) awards of vested stock, (vii) dividend equivalents, (viii) other stock-based or cash awards and (ix) substitute awards (collectively, the “Awards”). Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2021 LTIP. The 2021 LTIP authorizes the Company to grant awards of up to 8,639,415 shares of the Company’s common stock, subject to the share counting and share recycling provisions of the 2021 LTIP.

Restricted Stock Units — The following table summarizes RSU activity for the six months ended June 30, 2021:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	1,652,988	$13.73
Granted	1,067,141	$13.11
Vested	(657,590)	$14.92
Forfeited	(61,055)	$12.63
Unvested RSUs at June 30, 2021(1)	2,001,484	$13.04

(1)
As of June 30, 2021, 44,372 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

The Company considers its intent and ability to settle awards in cash or shares in determining whether to classify the awards as equity or as a liability. Certain awards granted during the six months ended June 30, 2021 were originally classified as liability awards; however, these awards became equity-classified awards upon stockholder approval of the 2021 LTIP. The aggregate amount of compensation cost related to these awards is determined by the fair value of the award on the modification date.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity for the six months ended June 30, 2021:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	834,172	$25.46
Granted	586,984	$18.96
Vested	(197,585)	$44.61
Forfeited	(14,400)	$18.47
Unvested PSUs at June 30, 2021	1,209,171	$19.26

Certain awards granted during the six months ended June 30, 2021 were originally classified as liability awards; however, these awards became equity-classified awards upon stockholder approval of the 2021 LTIP. The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the PSUs granted and modified at the date indicated:

	Modification Date	Grant Date
	May 11, 2021	March 8, 2021
Expected term (in years)	2.6	2.8
Expected volatility	80.9%	78.3%
Risk-free interest rate	0.3%	0.3%
Dividend yield	—%	—%
Fair Value (in thousands)	$9,715	$11,129

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

The Company recognized the following share-based compensation expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation costs	$5,626	$4,455	$10,541	$7,667
Less: amounts capitalized to oil and gas properties	(2,609)	(2,108)	(4,860)	(3,693)
Total share-based compensation expense, net	$3,017	$2,347	$5,681	$3,974

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended June 30, 2021, the Company recognized an income tax expense of $0.5 million for an effective tax rate of negative 0.4%. The Company’s effective tax rate of negative 0.4% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the three months ended June 30, 2020, the Company recognized income tax benefit of $49.4 million for an effective tax rate of 26.0%. The Company’s effective tax rate of 26.0% is higher than the U.S. federal statutory income tax rate of 21% primarily due to the state income taxes and other permanent differences.

For the six months ended June 30, 2021, the Company recognized income tax expense of $1.1 million for an effective tax rate of negative 0.4%. The Company’s effective tax rate of negative 0.4% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the six months ended June 30, 2020, the Company recognized an income tax expense of $5.9 million for an effective tax rate of 25.5%. The difference between the Company’s effective tax rate of 25.5% and federal statutory income tax rate of 21% primarily due to the state income taxes, and other permanent differences, primarily related to non-deductible executive compensation and the impact of equity-based compensation shortfalls.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. As of June 30, 2021, the Company maintains a full valuation allowance for U.S. federal, state and foreign net deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(125,782)	$(140,611)	$(247,273)	$17,138

Weighted average common shares outstanding — basic	81,823	65,807	81,630	62,023
Dilutive effect of securities	—	—	—	295
Weighted average common shares outstanding — diluted	81,823	65,807	81,630	62,318

Net income (loss) per common share:
Basic	$(1.54)	$(2.14)	$(3.03)	$0.28
Diluted	$(1.54)	$(2.14)	$(3.03)	$0.28
Anti-dilutive potentially issuable securities excluded from diluted common shares	869	5,106	2,252	4,732

Note 10 — Related Party Transactions

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds” and, together with the Apollo Funds, the “Sponsors”) and members of management pursuant to which the Company received a private equity capital commitment. The Sponsors hold greater than 10% of the Company’s voting power.

ILX and Castex Acquisition

On February 28, 2020 the Company acquired assets and liabilities at fair value from sellers that include, the Riverstone Sellers, affiliates of the Riverstone Funds. See additional details in Note 2 — Acquisitions.

Whistler Acquisition

On August 31, 2018, the Company acquired certain properties from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds. Included in current assets at June 30, 2021 is $1.1 million in receivables from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing.

Equity Registration Rights Agreement

The Sponsors and Riverstone Sellers are parties to an amended registration rights agreement relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

The Company will bear all of the expenses incurred in connection with the offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three and six months ended June 30, 2021, fees incurred by the Company were $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2020, the Company incurred nil and $0.2 million, respectively.

Stockholders’ Agreement Amendment

On May 10, 2018, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) by and among the Company and the other parties thereto. On February 24, 2020, the Company and the other parties thereto amended the Stockholders’ Agreement (the “Stockholders’ Agreement Amendment”). A discussion of the Stockholders’ Agreement Amendment is included in the Notes to Consolidated Financial Statements in the 2020 Annual Report.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at Vinson & Elkins L.L.P. For the three and six months ended June 30, 2021, the Company incurred fees of approximately $0.8 million and $1.7 million, respectively, of which $0.9 million were payable for legal services performed by Vinson & Elkins L.L.P. as of June 30, 2021. For the three and six months ended June 30, 2020, the Company incurred fees of approximately $1.8 million and $3.4 million, respectively, of which $3.2 million were payable for legal services performed by Vinson & Elkins L.L.P. as of June 30, 2020.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities and to guarantee the execution of the minimum work program under the Mexico production sharing contracts. As of June 30, 2021, the Company had secured performance bonds totaling approximately $673.9 million. The cost of securing these bonds are reflected as “Interest expense" in the Condensed Consolidated Statements of Operations. As of June 30, 2021, the Company had $13.6 million in letters of credit issued under its Bank Credit Facility.

Legal Proceedings and Other Contingencies

The Company is named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on its financial condition.

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations.

Note 12 — Subsequent Events

Debt

For additional information, see Note 6 — Debt.

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

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our” or the “Company” are to Talos Energy Inc. and its wholly-owned subsidiaries.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of future carbon capture and storage opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we are also utilizing our expertise to explore opportunities to reduce industrial emissions through our carbon capture and storage collaborative arrangement along the U.S. Gulf Coast and Gulf of Mexico.

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

Outlook

COVID-19 and Global Economic Environment — The ongoing COVID-19 pandemic that emerged at the beginning of 2020 has resulted in the reimplementation of travel and social distancing restrictions as well as border and office closures in the various countries in which we operate, and continues to impact some of our business operations. Beginning June 1, 2021, based on the high vaccination rate of our employees, our entire corporate workforce returned to the office and our offshore employees returned to normal offshore rotations; however, we continue to actively monitor the ongoing situation with respect to any future containment measures which may result from the emergence of new strains or variants of COVID-19 and promote the safety and wellbeing of our employees. Working remotely did not significantly impact our ability to maintain operations, or caused us to incur significant additional expenses; however, we continue to evaluate the effect of COVID-19 on our business by, amongst other things, developing a flexible capital spending budget for fiscal year 2021.

As part of the government response to the COVID-19 outbreak, President Biden signed into law the American Rescue Plan Act of 2021 on March 11, 2021, a $1.9 trillion stimulus package and there is continued uncertainty as to how COVID-19 will impact the global economy.

FERC Regulatory Matters — The Federal Energy Regulatory Commission (“FERC”) issued its Five-Year Review of the Oil Pipeline Index establishing an index level of 0.78% (PPI-FG+0.78%) on December 17, 2020 for the five-year period commencing July 1, 2021. A number of parties requested rehearing of FERC’s order and these requests remain pending as a result of FERC’s February 18, 2021 order granting rehearing for further consideration. FERC issued a notice on May 14, 2021, providing the final change in the PPI-FG that determines the oil pricing index factor to be applied for the index year starting July 1, 2021. The oil pricing index factor, calculated as the percent change in the annual average PPG-FG plus an index level of 0.78%, resulted in a negative percent change for the index year July 1, 2021 through June 30, 2022. A negative percent changes means that the ceiling level for certain oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate also must decrease to be equal to or less than the applicable ceiling. Accordingly, on June 15, 2021, SP 49 Pipeline filed to reduce certain of its rates, effective July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

Outer Continental Shelf Regulation — With regard to President Biden’s issuance of an executive order in January 2021 mandating the suspension of new leasing activities for oil and gas exploration and production on federal lands and offshore waters pending review and reconsideration of federal oil and gas permitting and leasing practices, in June 2021, a federal judge issued a nationwide temporary injunction in a lawsuit filed in federal district court in Louisiana that effectively halts the Biden Administration’s suspension on new leasing. While the temporary injunction effectively allows for new leasing of oil and gas interests on federal lands and waters to resume, it remains to be seen if the federal judge's temporary injunction decision is appealed or when subsequent lease sales will occur.

Recent Developments

Zama Update — On July 2, 2021, we were notified by Mexico’s Ministry of Energy that it had designated Petróleos Mexicanos ("Pemex") as the operator of the Zama unit. The Block 7 partners and Pemex had recently engaged a third-party reservoir engineering firm to evaluate initial tract participation within the Zama reservoir, which concluded that the Block 7 consortium led by us holds 49.6% of the gross interest in Zama and Pemex holds 50.4%. Although we are currently evaluating the scope and extent of potential impacts of this designation, we caution that such designation may potentially result in material delays, underperformance, insufficient access to capital or adverse consequences as compared to our expectations for such project should we have been designated as operator. However, we remain committed to maximizing value for our shareholders and will explore legal and strategic options to do so.

Bank Credit Facility — On June 22, 2021, we entered into the Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, which amended the Credit Agreement, dated as of May 10, 2018 (as amended from time to time, the “Credit Agreement”), among Talos Energy, as holdings, Talos Production Inc., as borrower, each other credit party, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender, the lenders party thereto, and the other persons from time to time party thereto, which such Credit Agreement governs our Bank Credit Facility (as defined below). See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt” for more information.

Formation of Storegga Venture — On June 8, 2021, we announced that we have formed an exclusive collaborative arrangement with Storegga Geotechnologies Limited (“Storegga” and, together with Talos, the “Partners”) to source, evaluate and develop carbon capture and storage (“CCS”) project opportunities on the U.S. Gulf Coast and Gulf of Mexico, including state and federal waters offshore Texas, Louisiana, Mississippi and Alabama. Under the collaborative arrangement framework, the Partners will originate and mature CCS ventures with emitters, infrastructure providers, service companies and financing partners, among others. The Partners are actively exploring opportunities with counterparties along the CCS value chain. Pursuant to the terms of the agreement, as individual CCS projects are matured in the future, each will be ring-fenced with separate operating agreements, financing structures and the possibility of additional working interest partners. The agreement requires zero up front capital commitments. We are designated as the operating partner of the arrangement.

Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) — On May 11, 2021, our stockholders approved the 2021 LTIP, which had previously been approved by the board of directors of the Company. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Employee Benefits Plans and Share-Based Compensation” for more information.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

LLOG Properties Acquisition — On November 16, 2020, we completed the acquisition of select interests in oil and natural gas assets from LLOG Exploration & Production Company, LLC (the “LLOG Acquisition”). A discussion of the LLOG Acquisition is included the Notes to Consolidated Financial Statements in the 2020 Annual Report.

Castex Energy 2005 Acquisition — On August 5, 2020, we completed the acquisition of select oil and natural gas assets from affiliates of Castex Energy 2005 Holdco, LLC (the “Castex 2005 Acquisition”). A discussion of the Castex 2005 Acquisition is included the Notes to Consolidated Financial Statements in the 2020 Annual Report.

ILX and Castex Acquisition — On February 28, 2020 we acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate with the entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers” and collectively, the “ILX and Castex Acquisition”). See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Known Trends and Uncertainties

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report for a detailed discussion of known trends and uncertainties. The following carries forward or provides an update to known trends and uncertainties discussed in our 2020 Annual Report.

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production.

In 2020, OPEC and certain non-OPEC producers (“OPEC Plus”) agreed to production cuts intended to stabilize and support commodity prices, which resulted in cutting production by a record 9.7 million barrels per day starting on May 1, 2020 but was subsequently scaled back to 7.7 million barrels per day from August 1, 2020 through December 2020. On December 3, 2020, OPEC Plus agreed to increase production by 500,000 barrels per day beginning in January 2021 bringing the total production cuts to 7.2 million barrels per day. In January 2021, Saudi Arabia pledged 1.0 million barrels per day of voluntary cuts during February and March 2021. On March 4, 2021, OPEC Plus agreed to increase production by 150,000 barrels per day beginning in April 2021 and Saudi Arabia extended its one million barrels per day voluntary production cut into April 2021. At the April 1, 2021 meeting, OPEC Plus agreed to ease production cuts by 1.2 million barrels per day over a three month period starting May 1, 2021 through July 31, 2021, reducing the total production cuts to 5.8 million barrels per day. Moreover, Saudi Arabia decided to roll back its 1.0 million barrels per day of voluntary cuts over this same period. On July 18, 2021, OPEC Plus reached an agreement that will allow its members to collectively increase production by 400,000 barrels per day each month beginning August 2021 until phasing out the 5.8 million barrels per day and will reassess market developments in December 2021.

Oil prices have benefited from the continuation of coordinated production cuts by the OPEC Plus and capital discipline by oil and gas producers. Despite the recent upswing in oil prices, we believe that commodity prices will remain cyclical and volatile. We developed a flexible fiscal year 2021 capital spending budget that is within projected operating cash flows and does not require any long-term commitments. During January 1, 2021 through June 30, 2021, the daily spot prices for NYMEX WTI crude oil ranged from a high of $74.21 per Bbl to a low of $47.47 per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu. The spread between the high and low natural gas prices was caused by a severe winter storm that precipitated both an immediate constraint in the supply of and a significant increase in the demand for natural gas. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. From time to time, we may hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Financial Instruments” for more additional information regarding our commodity derivative positions as of June 30, 2021.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and six months ended June 30, 2021 and 2020, we did not recognize an impairment based on the ceiling test computations. At June 30, 2021 our ceiling test computation was based on SEC pricing of $50.23 per Bbl of oil, $2.48 per Mcf of natural gas and $14.92 per Bbl of NGLs.

There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors” included in our 2020 Annual Report. Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the Helix Producer I (the “HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. The next dry-dock is scheduled for the first half of 2022 with an estimated shut-in lasting approximately 60 days.

BOEM Bonding Requirements — In 2016, the BOEM issued the 2016 Notice to Lessees and Operators (“NTL”), which bolstered supplemental bonding requirements. The NTL was not fully implemented as the BOEM under the Trump Administration first paused, and then in 2020 rescinded, this NTL. The BOEM and BSEE issued a jointly proposed rulemaking in October 2020 in which the BOEM proposed amendments to its financial assurance program. The proposed rule was significantly less stringent with respect to financial assurance than 2016 NTL. To date, however, a final rule has not issued.

The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder, as a result of the implementation of a new NTL analogous to the 2016 NTL, or the October 2020 proposed rule, to the extent finalized, as well as to the provisions of any other new, more stringent NTLs or final rules on supplemental bonding published by the BOEM under the Biden Administration, could materially and adversely affect our financial condition, cash flows and results of operations. Moreover, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities and the Biden Administration may elect to pursue more stringent supplemental bonding requirements.

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

Oil Spill Response Plan — We maintain a Regional Oil Spill Response Plan that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil spill response plans are generally approved by the BSEE bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. Additionally, these plans are tested and drills are conducted periodically at all levels.

Hurricanes — Since our operations are in the U.S. Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes on production and capital projects. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variances in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues and Other:
Oil	$267,990	$74,471	$193,519	$497,551	$241,095	$256,456
Natural gas	26,131	11,140	14,991	54,365	23,038	31,327
NGL	9,647	1,964	7,683	18,760	6,265	12,495
Other	—	1,299	(1,299)	1,000	6,240	(5,240)
Total revenues and other	$303,768	$88,874	$214,894	$571,676	$276,638	$295,038

Total Production Volumes:
Oil (MBbls)	4,169	3,279	890	8,218	7,005	1,213
Natural gas (MMcf)	8,572	6,997	1,575	17,080	14,039	3,041
NGL (MBbls)	433	330	103	915	717	198
Total production volume (MBoe)	6,031	4,775	1,256	11,980	10,062	1,918

Daily Production Volumes by Product:
Oil (MBblpd)	45.8	36.0	9.8	45.4	38.5	6.9
Natural gas (MMcfpd)	94.2	76.9	17.3	94.4	77.1	17.3
NGL (MBblpd)	4.8	3.6	1.2	5.1	3.9	1.2
Total production volume (MBoepd)	66.3	52.4	13.9	66.2	55.2	11.0

Average Sale Price Per Unit:
Oil (per Bbl)	$64.28	$22.71	$41.57	$60.54	$34.42	$26.12
Natural gas (per Mcf)	$3.05	$1.59	$1.46	$3.18	$1.64	$1.54
NGL (per Bbl)	$22.28	$5.95	$16.33	$20.50	$8.74	$11.76
Price per Boe	$50.37	$18.34	$32.03	$47.64	$26.87	$20.77
Price per Boe (including realized commodity derivatives)	$38.89	$36.36	$2.53	$37.82	$39.05	$(1.23)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended June 30, 2021 vs 2020			Six Months Ended June 30, 2021 vs 2020
	Price	Volume	Total	Price	Volume	Total
Oil	$173,307	$20,212	$193,519	$214,705	$41,751	$256,456
Natural gas	12,487	2,504	14,991	26,340	4,987	31,327
NGL	7,070	613	7,683	10,764	1,731	12,495
Total revenues and other	$192,864	$23,329	$216,193	$251,809	$48,469	$300,278

Three Months Ended June 30, 2021 and 2020 Volumetric Analysis — Production volumes increased by 13.9 MBoepd to 66.3 MBoepd. The increase in production volumes was attributable to an increase of 6.3 MBoepd in production from the oil and natural gas assets acquired primarily in the Castex 2005 Acquisition. Additionally, production volumes increased 7.1 MBoepd from the Green Canyon 18 Field, primarily attributable to the Kaleidoscope and Tokum wells drilled as part of the Green Canyon 18 Field platform rig program.

Six Months Ended June 30, 2021 and 2020 Volumetric Analysis — Production volumes increased by 11.0 MBoepd to 66.2 MBoepd. The increase in production volumes was attributable to an increase of 9.3 MBoepd in production from the oil and natural gas assets acquired primarily in the ILX and Castex Acquisition and Castex 2005 Acquisition. Additionally, production volumes increased 5.5 MBoepd from the Green Canyon 18 Field, primarily attributable to the Kaleidoscope and Tokum wells drilled as part of the Green Canyon 18 Field platform rig program. The increase was partially offset by a 3.5 MBoepd reduction in production volumes from the Phoenix Field primarily as a result of well performance and natural declines.

Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease operating expenses	$72,013	$63,882	$138,641	$122,123
Lease operating expenses per Boe	$11.94	$13.38	$11.57	$12.14

Three Months Ended June 30, 2021 and 2020 — Total lease operating expense for the three months ended June 30, 2021 increased by approximately $8.1 million, or 13%. This increase was primarily related to an increase in lease operating expenses of $5.9 million incurred in connection with assets acquired in the ILX and Castex Acquisition, Castex 2005 Acquisition and LLOG Acquisition when compared to the same period in 2020. Additionally, an increase in non-recurring and workover expenses of $5.5 million primarily related to South Marsh Island 130 Field and Ram Powell Field. On a per unit basis, lease operating expense decreased $1.44 per Boe to $11.94 per Boe primarily as a result of higher production.

Six Months Ended June 30, 2021 and 2020 — Total lease operating expense for the six months ended June 30, 2021 increased by approximately $16.5 million, or 14%. This increase was primarily related to an increase in lease operating expenses of $18.5 million incurred in connection with assets acquired in the ILX and Castex Acquisition, Castex 2005 Acquisition and LLOG Acquisition when compared to the same period in 2020. On a per unit basis, lease operating expense decreased $0.57 per Boe to $11.57 per Boe primarily as a result of higher production.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation, depletion and amortization	$99,841	$88,443	$201,498	$181,986
Depreciation, depletion and amortization per Boe	$16.55	$18.52	$16.82	$18.09

Three Months Ended June 30, 2021 and 2020 — Depreciation, depletion and amortization expense for the three months ended June 30, 2021 increased by approximately $11.4 million, or 13%. This increase was primarily due to increased production of 13.9 MBoepd offset by a decrease of $1.90 per Boe, or 10% in the depletion rate on our proved oil and natural gas properties as a result of the impairment on oil and gas properties in the fourth quarter of 2020.

Six Months Ended June 30, 2021 and 2020 — Depreciation, depletion and amortization expense for the six months ended June 30, 2021 increased by approximately $19.5 million, or 11%. This increase was primarily due to increased production of 11.0 MBoepd offset by a decrease of $1.24 per Boe, or 7% in the depletion rate on our proved oil and natural gas properties as a result of the impairment on oil and gas properties in the fourth quarter of 2020.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expense	$19,377	$17,192	$38,566	$44,661
General and administrative expense per Boe	$3.21	$3.60	$3.22	$4.44

Three Months Ended June 30, 2021 and 2020 — General and administrative expense for the three months ended June 30, 2021, increased by approximately $2.2 million, or 13%, which was primarily related to increased employee and contract labor costs. Transaction and non-recurring expenses were $1.3 million or $0.22 per Boe for the three months ended June 30, 2021, which is a decrease of $2.2 million primarily due to the ILX and Castex Acquisition that occurred in the first quarter of 2020.

Six Months Ended June 30, 2021 and 2020 — General and administrative expense for the six months ended June 30, 2021, decreased by approximately $6.1 million, or 14%. Transaction and non-recurring expenses were $3.1 million or $0.26 per Boe for the six months ended June 30, 2021, which is a decrease of $8.2 million primarily due to the ILX and Castex Acquisition that occurred in the first quarter of 2020. Non-cash equity-based compensation was $5.7 million, or $0.47 per Boe for the six months ended June 30, 2021, which is an increase of $1.7 million.

Other Income and Expense

The following table highlights other income and expense items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Write-down of oil and natural gas properties	$—	$—	$—	$57
Accretion expense	$15,457	$13,794	$30,442	$26,211
Other operating expense	$2,783	$—	$2,783	$—
Price risk management activities (income) expense	$186,617	$68,682	$324,125	$(174,535)
Other (income) expense	$(1,559)	$528	$12,391	$674
Income tax (benefit) expense	$498	$(49,392)	$1,082	$5,868

Three Months Ended June 30, 2021 and 2020 —

Other operating expense — During the three months ended June 30, 2021, we recorded $2.8 million of decommissioning obligations as a result of notification from the State of Louisiana to assume the plug and abandonment costs of certain wells due to the bankruptcy of a third party that was unable to perform its required abandonment obligations.

Price risk management activities — Price risk management activities for the three months ended June 30, 2021, decreased by approximately $117.9 million, or 172%. The expense of $186.6 million for the three months ended June 30, 2021 consists of $117.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $69.2 million in cash settlement losses. The expense of $68.7 million for the three months ended June 30, 2020 consists of $154.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts partially offset by $86.0 million in cash settlement gains. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through June 2023, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Income tax (benefit) expense — During the three months ended June 30, 2021, we recorded $0.5 million of income tax expense compared to $49.4 million of income tax benefit during the three months ended June 30, 2020. The change is primarily a result of recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 8 — Income Taxes.”

Six Months Ended June 30, 2021 and 2020 —

Other operating expense — During the six months ended June 30, 2021, we recorded $2.8 million of decommissioning obligations as a result of notification from the State of Louisiana to assume the plug and abandonment costs of certain wells due to the bankruptcy of a third party that was unable to perform its required abandonment obligations.

Price risk management activities — Price risk management activities for the six months ended June 30, 2021, decreased by approximately $498.7 million, or 286%. The expense of $324.1 million for the six months ended June 30, 2021 consists of $206.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $117.6 million in cash settlement losses. The income of $174.5 million for the six months ended June 30, 2020 consists of $122.5 million in cash settlement gains and $52.0 million in non-cash gains from the increase in the fair value of our open derivative contracts. These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through June 2023, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Other (income) expense — During the six months ended June 30, 2021 we recorded a $13.2 million loss on extinguishment of debt as a result of the redemption of the 11.00% Notes further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt.”

Income tax (benefit) expense — During the six months ended June 30, 2021, we recorded $1.1 million of income tax expense compared to $5.9 million of income tax expense during the six months ended June 30, 2020. The change is primarily a result of recording a valuation allowance on our deferred tax assets as of December 31, 2020. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 8 — Income Taxes.”

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

•
Adjusted EBITDA — EBITDA plus non-cash write-down of oil and natural gas properties, transaction and non-recurring expenses, the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives), (gain) loss on debt extinguishment, non-cash write-down of other well equipment inventory and non-cash equity-based compensation expense.

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(125,782)	$(140,611)	$(247,273)	$17,138
Interest expense	33,570	26,190	67,646	52,040
Income tax (benefit) expense	498	(49,392)	1,082	5,868
Depreciation, depletion and amortization	99,841	88,443	201,498	181,986
Accretion expense	15,457	13,794	30,442	26,211
EBITDA	23,584	(61,576)	53,395	283,243
Write-down of oil and natural gas properties	—	—	—	57
Transaction and non-recurring expenses(1)	4,083	3,498	5,861	11,256
Derivative fair value (gain) loss(2)	186,617	68,682	324,125	(174,535)
Net cash received (paid) on settled derivative instruments(2)	(69,237)	86,039	(117,618)	122,499
(Gain) loss on extinguishment of debt	—	(1,470)	13,225	(1,470)
Non-cash write-down of other well equipment inventory	—	—	—	133
Non-cash equity-based compensation expense	3,017	2,347	5,681	3,974
Adjusted EBITDA	$148,064	$97,520	$284,669	$245,157

(1)
Includes transaction related expenses, restructuring expenses, cost saving initiatives and other miscellaneous expenses.
(2)
The adjustments for the derivative fair value (gains) losses and net cash receipts on settled commodity derivative instruments have the effect of adjusting net loss for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because we do not designate commodity derivative instruments as accounting hedges. This results in reflecting commodity derivative gains and losses within Adjusted EBITDA on an unrealized basis during the period the derivatives settled.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has increased since December 31, 2020 primarily due to a $164.2 million increase in liabilities from price risk management activities. As of June 30, 2021, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $306.8 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2021 (in thousands):

U.S. drilling & completions	$96,611
Mexico appraisal & exploration	674
Asset management	29,551
Seismic and G&G, land, capitalized G&A and other	25,195
Total capital expenditures	152,031
Plugging & abandonment	36,329
Total capital expenditures and plugging & abandonment	$188,360

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2021 capital spending program of $340.0 million to $370.0 million and our working capital deficit. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Guarantor Financial Information — Talos owns no operating assets and has no operations independent of its subsidiaries. Talos Production Inc. (the “Issuer”) issued the 12.00% Notes (as defined below) on January 4, 2021 and January 14, 2021, which are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Talos and on a second-priority senior secured basis by each of the Issuer’s present and future direct or indirect wholly owned material domestic subsidiaries (collectively, the “Subsidiary Guarantors” and, together with the Talos, the “Guarantors”) that guarantees the Issuer’s senior reserve-based revolving credit facility. Our non-domestic subsidiaries (the “Non-Guarantors”) are 100% owned by Talos but do not guarantee the 12.00% Notes issued on January 4, 2021 and January 14, 2021.

In lieu of providing separate financial statements for the Issuer and the Guarantors, we have presented the accompanying supplemental summarized combined balance sheet and income statement information for the Issuer and the Guarantors on a combined basis after elimination of intercompany transactions and amounts related to investment in any subsidiary that is a Non-Guarantor.

The following table presents the balance sheet information for the respective periods (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$296,235	$231,669
Non-current assets	2,400,508	2,444,886
Total Assets	$2,696,743	$2,676,555

Current liabilities	$671,655	$438,340
Non-current liabilities	1,490,571	1,459,816
Talos Energy Inc. stockholdersʼ equity	534,517	778,399
Total liabilities and stockholdersʼ equity	$2,696,743	$2,676,555

The following table presents the income statement information (in thousands):

Six Months Ended June 30, 2021
Revenues and other	$571,676
Costs and expenses	(817,044)
Net loss	$(245,368)

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating activities	$199,094	$191,612
Investing activities	$(126,633)	$(451,594)
Financing activities	$(41,340)	$280,815

Operating Activities — Net cash provided by operating activities increased $7.5 million in the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily attributable to an increase in revenues of $295.0 million. This was offset by an increase in cash payments on derivative instruments of $240.1 million and settlements of asset retirement obligations of $17.8 million.

Investing Activities — Net cash used in investing activities decreased $325.0 million in the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to a decrease in payments for acquisitions of $291.6 million and a decrease in capital expenditures of $28.8 million.

Financing Activities — Net cash provided by financing activities decreased $322.2 million in the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily attributable to decrease in net proceeds of $540.0 million received from the Bank Credit Facility used primarily to fund the ILX and Castex Acquisition in the first quarter of 2020. Additionally, $355.6 million was utilized for the redemption of the 11.00% Notes in the first quarter of 2021. This decrease was offset by proceeds of $600.5 million from the issuance of the 12.00% Notes in January 2021.

Overview of Debt Instruments

Bank Credit Facility — matures November 2024 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. On June 22, 2021, we entered into a Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) extended the maturity date of the Bank Credit Facility from May 10, 2022 to November 12, 2024, (ii) decreased the borrowing base from $960.0 million to $950.0 million, and (iii) decreased the commitments to $655.0 million. The next scheduled redetermination meeting is expected to occur in November 2021.

The Bank Credit Facility sets the interest rate at either (at the Company’s option) an alternative base rate plus a specified percentage, or LIBOR plus a specified percentage. The specified percentage is referred to as the applicable margin, which varies based on the borrowing base utilization percentage.

As of June 30, 2021, our borrowing base was $950.0 million with total commitments of $655.0 million. Additionally, no more than $200.0 million of our borrowing base can be used as letters of credit with current commitments at $150.0 million. The amount that we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. We were in compliance with all debt covenants at June 30, 2021. As of June 30, 2021, we had $400.0 million in outstanding borrowings at a weighted average interest rate of 3.55% and $13.6 million in letters of credit issued under the Bank Credit Facility.

During July 2021, the Company announced the addition of a new lender in the Bank Credit Facility adding an additional $75.0 million of commitments. The addition increases total commitments from $655.0 million to $730.0 million.

12.00% Second-Priority Senior Secured Notes—due January 2026 — The 12.00% Second-Priority Senior Secured Notes (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the "Parent Guarantor"), Talos Production Inc. (“Issuer”), and the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are secured on a second-priority basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature on January 15, 2026 and have interest payable semi-annually each January 15 and July 15, commencing on July 15, 2021. We made an interest payment of $41.4 million on July 15, 2021. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt” for more information.

Redemption of the 11.00% Second-Priority Senior Secured Notes—due April 2022 — On January 13, 2021, the Company redeemed the 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) using the proceeds from the issuance of 12.00% Notes.

The debt redemption resulted in a loss on extinguishment of debt of nil and $13.2 million for the three and six months ended June 30, 2021, respectively, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations since those reported in our 2020 Annual Report except:

•
The aggregate principal of our debt increased from $993.3 million to $1,056.1 million due to the issuance of the 12.00% Notes, redemption of the 11.00% Notes and lower borrowings under the Bank Credit Facility;
•
Interest expense increased by approximately $369.1 million primarily due to the issuance of the 12.00% Notes, maturity extension of the Bank Credit Facility and lower borrowings under the Bank Credit Facility; and
•
Derivative net liabilities increased from $67.8 million to $274.3 million.

Performance Bonds — As of June 30, 2021, we had secured performance bonds primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and to guarantee the completion of the minimum work program under the Mexico production sharing contracts totaling approximately $673.9 million.

See “Known Trends and Uncertainties — BOEM Bonding Requirements” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.2

Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, dated as of June 22, 2021, by and among Talos Energy Inc., as holdings, Talos Production Inc., as borrower, each other credit party, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 23, 2021).

22.1*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

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

TALOS ENERGY INC.

Date:	August 3, 2021	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer