Form 10-K
period 2021-12-31
TALOS ENERGY INC.
filed 2022-02-25
CIK 1724965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2021, was $703,193,887.

The number of shares of registrant’s Common Stock outstanding as of February 17, 2022 was 81,881,477.

Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

SEC — The Securities and Exchange Commission.

SEC pricing — The unweighted average first-day-of-the-month commodity price for crude oil or natural gas for each month within the 12-month period prior to the end of the reporting period, adjusted by lease for market differentials (quality, transportation, fees, energy content, and regional price differentials). The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting” (Final Rule, Release Nos. 33-8995; 34-59192).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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
•
our ongoing strategy with respect to our Zama asset;
•
uncertainty regarding our future operating results and our future revenues and expenses; and
•
plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels; the impact of any such actions; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; inflation; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. Risk Factors which are included herein.

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

Should one or more of the risks or uncertainties described herein occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

SUMMARY RISK FACTORS

Risks Related to our Business and the Oil and Natural Gas Industry

•
Oil and natural gas prices are volatile. Sustained periods of low, or declines in, commodity prices may adversely affect our financial condition and results of operations, cash flows, access to the capital markets and ability to grow.
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
•
We may experience significant shut-ins and losses of production due to the effects of tropical storms and hurricanes in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico.

Risks Related to our Capital Structure and Ownership of our Common Stock

•
Our debt level and the covenants in our current or future agreements governing our debt, including our Bank Credit Facility and the indenture for our 12.00% Second-Priority Senior Secured Notes, could negatively impact our financial condition, results of operations and business prospects. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.
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
•
The interests of the Riverstone Funds may differ from the interests of our other stockholders.

Part I

Items 1 and 2. Business and Properties

Overview

As used in this Annual Report and unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Talos Energy Inc.,” “Talos” and the “Company” refer to Talos Energy Inc. and its consolidated subsidiaries.

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

We are a technically-driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of future carbon capture and storage opportunities. We leverage decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce industrial emissions through our carbon capture and storage collaborative arrangements along the coast of the U.S. Gulf of Mexico.

We combine our technical experience in geology, geophysics and engineering with innovative resource evaluation techniques and seismic imaging expertise to discover new resources. We rely on our operational experience to safely and responsibly optimize production and recovery from our assets. Finally, we leverage our commercial and corporate management experience to most effectively allocate our capital to balance risk and reward, grow our business and maximize long-term stockholder value.

Business Strategy

We intend to increase stockholder value by growing our hydrocarbon reserves, production, cash flow and future growth opportunities in a capital efficient manner, while exploring potential carbon capture and sequestration (“CCS”) opportunities with aspirations to become a contributor to U.S. emissions reduction goals. Our deep technical expertise and extensive physical operating experience allow us to successfully manage our hydrocarbon business asset base and consistently make attractive acquisitions, thereby increasing stockholder value over time. Additionally, we believe these same core competencies can be utilized to develop and commercialize future CCS opportunities.

Hydrocarbon Strategy

We maintain a large and diverse in-house technical staff focused on geology, geophysics, engineering and other technical disciplines, providing many decades of exploration and production experience in the key resource trends in which we focus. Our significant library of seismic data resources, which focuses on the U.S. Gulf of Mexico and offshore Mexico, allows our technical team to apply proprietary seismic reprocessing techniques to evaluate or re-evaluate potential resources across our asset portfolio. Finally, we have deep in-house experience across our offshore operations, production operations, safety, facilities and business development.

Our strategic business development activities allow us to consistently identify and evaluate new opportunities through a wide range of potential avenues, including government lease sales, joint ventures and acquisitions, among others. Our proven track record of success through organic drilling opportunities frequently attracts potential drilling partners in projects that we operate, while in non-operated projects we leverage our core competencies to independently identify the best investment opportunities, review partner-proposed projects and be a value-added contributor. Our asset acquisition strategy is focused on assets with a geological setting that can benefit from our ability to use our seismic database and technical expertise to re-evaluate and improve the acquired properties. Specifically, our acquisition focus areas target a variety of potential situations and sellers that are currently available in offshore basins, including single asset acquisitions, consolidation of private companies and broader asset package transactions. We seek to actively participate in government lease sales to identify and acquire attractive leasehold acreage, which in many cases has not been evaluated with the latest reprocessed seismic data, resulting in an opportunity for us to identify previously unknown drilling prospects.

We have historically focused our operations in the U.S. Gulf of Mexico because of our deep experience and technical expertise in the basin, which maintains favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic and geophysical databases, extensive infrastructure and an attractive asset acquisition market.

Utilizing our core competencies in conjunction with a robust and active business development effort allows us to use the following strategies to increase stockholder value:

•
Continuously Optimizing our Existing Asset Base — We benefit from our proven ability to enhance and extend the life of existing projects within our portfolio. Investments in optimization projects across our asset base aim to stabilize and improve the profile of producing assets by increasing recovery, production and cash flow with typically relatively low investment capital and risk. These projects allow for reinvestment opportunities in exploitation and exploration projects.
•
Conducting Development and Near-Field Projects In and Around Our Existing Asset Footprint — We undertake asset development and exploitation drilling projects in close proximity to our existing assets as well as facilities that we either own or have access to. These projects leverage ongoing operations and existing technical knowledge of the area, often coupled with recent proprietary seismic reprocessing evaluations to provide attractive incremental investment opportunities to grow reserves, production and cash flow in well-understood areas.

Our asset footprint, which includes operational control of several key shallow and Deepwater facilities, allows us to invest in a diverse set of opportunities ranging from in-field development to high impact exploration projects while optimizing our facilities to lower incremental operating costs structures. We also believe our operated infrastructure can be attractive to other operators looking for a host facility for their subsea tie-back projects, which allows us either to be involved in new investment opportunities or to offset the operating cost of these facilities.

•
Engaging in Exploration Activities to Grow our Asset Base and Potentially Unlock Significant New Resources — We conduct exploration drilling activities across our acreage set with risk-weighted investments that could establish significant new reserves and production. These projects are intended to optimize risk and reward across our portfolio of prospective drilling opportunities by finding and developing previously undiscovered resources along existing or emerging geological trends with the most efficient deployment of capital. When successful, exploration drilling activities can organically generate material new assets for the Company.
•
Utilize Acquisitions and Other Business Development Activities to Expand our Asset Base, Opportunity Set and Value Creation Potential — We rely on our commercial and business development activities to expand our asset base through the acquisition or optimization of additional or existing properties, respectively. Commercial and business development provides a key avenue to create additional value from the acquisition of undervalued properties where we can apply our technical and operational competencies to generate upside. Additionally, we utilize business development to acquire new leaseholds, enter new projects and increase or decrease working interests in various existing projects to optimize capital planning and our targeted risk/return profile for varying business conditions. Consolidation opportunities in our basin and, more broadly, in the offshore exploration and production segment in other basins around the world, are numerous and span a wide range of lifecycle stages, sizes and geographic variables. We expect to continue utilizing acquisitions and business development to grow our business in a manner that preserves a strong and healthy credit profile as well as a diverse and high-quality asset base.

•
Maintain Safety, Environmental Responsibility and Sustainability as Key Principles for Operations Across All Areas of our Business — We are focused on maintaining high standards of safety, environmental responsibility and corporate citizenship across all elements of our business. We closely monitor safety performance and consistently take steps to improve our performance. For the year ended 2021, we maintained a high level of safety performance with a lower recordable incident rate when compared to the average for offshore operators in the U.S. Gulf of Mexico as well as across numerous other industrial sectors of the broader economy. We strive to execute our business plan while simultaneously minimizing our environmental footprint, including emissions, potential spills and other impacts. Due to the nature of subsea wells and ample offshore pipelines, we believe the offshore operating environment is a region where greenhouse gas (“GHG”) emissions can continue to be lowered over time. Finally, we aim to be a good corporate citizen in the regions and communities where we operate. We recently published our second annual Environmental, Social, and Governance (“ESG”) report highlighting our performance and initiatives across all of these categories and other topics, which is not incorporated into, and does not form a part of, this Annual Report.

Carbon Capture and Sequestration Strategy

Our CCS business intends to leverage our experience and technical expertise in the U.S. Gulf of Mexico, including sub-surface engineering expertise, seismic data sets and interpretation capabilities, operational experience offshore and along the coast and a solid track record of safety and environmentally responsible operations. The U.S. Gulf of Mexico coast (“Gulf Coast”) is a critical industrial region with a large emissions footprint, while the underlying conventional geology in the area is believed by us to be ideal for carbon sequestration. We intend to provide carbon dioxide removal solutions to assist industrial partners with carbon emissions capture, transportation and injection into sequestration sites that we intend to operate in the region.

Future CCS project opportunities and the associated sequestration sites can generally be categorized into two project classifications where we intend to identify, lease and operate in order to increase stockholder value:

•
Regional Hub Projects — These will be large, contiguous sequestration sites located nearby large industrial emissions centers in which we could consolidate carbon emissions from multiple contributing sources and develop large-scale CCS projects. Hub projects can be characterized by their large size, population of diverse contributing emitters and central proximity to major emitting regions.
•
Point Source Projects — These will be customized sequestration projects for individual industrial partners to capture and eliminate carbon emissions from singular sources, such as liquefied natural gas (“LNG”) facilities, manufacturing plants or power generation facilities, among others. Point source projects can be characterized by their smaller scale, individual emissions source (i.e. one plant) and location nearby or on-site to that emissions source. Point source projects may carry a wider range of commercial structures than hub projects due to their customized and directly negotiated nature, and we believe the total number of point source opportunities along the U.S. Gulf Coast to be significant.

Hydrocarbon Properties

United States Gulf of Mexico

Our area of focus in the United States is the Gulf of Mexico Deepwater. Our strategy is focused in areas characterized by clearly defined infrastructure, well-known production history and geological well control, which reduces operational and investment risk. We believe the potential for large discoveries and increasing success rates in the sub-salt and mini-basin lower Pliocene and Miocene plays has resulted in increased industry focus on this area over the last decade.

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

As of December 31, 2021, our core areas in the United States are illustrated below:

The following table sets forth a summary of certain key 2021 information regarding our core areas in the United States:

	Estimated Proved Reserves
	MBoe	% Oil	% Natural Gas	% NGLs	% Proved Developed	Net Production (MBoe)	% Operated
Green Canyon	52,777	79%	14%	7%	81%	7,765	98%
Mississippi Canyon	67,349	75%	16%	9%	90%	9,643	52%
Shelf & Gulf Coast	41,465	38%	51%	11%	79%	6,092	53%
Total United States	161,591	67%	24%	9%	84%	23,500	68%

Green Canyon — Green Canyon is a Deepwater region in the Central U.S. Gulf of Mexico and is a key focus area both industry-wide and for our exploration activities. We operate two production facilities in the region, including a floating production unit, the Helix Producer I (“HP-I”), that is leased from Helix Energy Solutions Group, Inc. (“Helix”).

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

Shelf and Gulf Coast — The U.S. Gulf of Mexico Shelf (the “Shelf”) and Gulf Coast area spans an enormous geographical area across the basin and provides diverse production from numerous operated production facilities. The Shelf area is a producing region of the basin with attractive redevelopment and recovery enhancement opportunities.

Mexico

Our area of focus in Mexico is Block 7 located within the Sureste Basin, a prolific proven hydrocarbon province, in the shallow waters off the coast of Mexico’s Tabasco state. As of December 31, 2021, our core area in Mexico is illustrated below:

Block 7 — On July 15, 2015, a Talos-led consortium was awarded Block 7 (“Block 7 Consortium”) with a term of thirty years, starting in September 2015, and extendable for two additional five-year periods. The Company’s participation interest (“PI”) in Block 7 is 35% and we are the operator. The Block 7 Consortium made a significant discovery in Block 7 after drilling the Zama-1 in 2017, less than two years after signing a production sharing contract (“PSC”) for the block with Mexico's upstream oil and gas regulator, the National Hydrocarbon Commission (“CNH”). Subsequent to the Zama-1 discovery, we drilled three additional wells to further appraise the discovery.

Upon conclusion of the three well appraisal program, we determined that the Zama Field likely extended into a nearby offshore block owned by Petróleos Mexicanos (“PEMEX”). On July 7, 2020, we received a notice from Mexico’s Secretaría de Energía (“Ministry of Energy” or “SENER”) instructing the Block 7 Consortium and PEMEX to unitize the Zama Field. The Block 7 Consortium and PEMEX engaged a third-party reservoir engineering firm to evaluate initial tract participation within the Zama reservoir, which concluded that the Block 7 Consortium holds 49.6% of the gross interest in the Zama Field and PEMEX holds 50.4%. On July 2, 2021, we were notified by SENER that it had designated PEMEX as the operator of the Zama unit. During the third quarter of 2021, we submitted Notices of Dispute (“Notices of Dispute”) to the Government of Mexico over decisions taken by SENER, including the designation of PEMEX as the operator of a yet-to-be unitized asset.

The PSC forms the basis for the Company’s exploration, development and production operations on Block 7. The Block 7 PSC includes a cost recovery feature pursuant to which eligible costs in relation to the minimum work program activities are recoverable in-kind at a rate of 125% of costs from future production volumes. Production volumes are allocated in-kind between the Block 7 Consortium and the United Mexican States on a monthly basis based on the contractual value of the hydrocarbons as defined in the PSC. Up to 60% of the monthly contractual value of the hydrocarbons will be allocated to the Block 7 Consortium to recover eligible costs incurred in petroleum activities. Eligible costs exceeding 60% of the current month contractual value of the hydrocarbons will be recoverable in future periods. The amount of royalties will be determined for each type of hydrocarbons (oil, associated natural gas, non-associated natural gas and condensate) using an initial rate, adjusted thereafter for inflation. The remaining value of the hydrocarbons after the allocation for cost recovery and royalties is considered operating profit under the PSC. The allocation of operating profit to the Block 7 Consortium after the allocation for cost recovery and royalties is 31%. The profit for oil and gas is determined on a monthly basis using an adjustment mechanism based on the projects rate of return (“ROR”). If the cumulative project’s ROR in any one month exceeds 25%, the barrels of oil allocated to the Block 7 Consortium after cost recovery are reduced on a sliding scale. Once the cumulative project’s internal ROR meets or exceeds 40%, the reduction locks in at a maximum rate. The Hydrocarbons Revenue Law provides that exploration and extraction activities are zero rated for value-added tax (“VAT”) purposes; all other activities are taxed at 16% VAT. The 0% rates only apply to agreements between the United Mexican States and state-owned enterprises or entities, and do not apply to any other agreement executed with third parties, even in the case of exploration and extraction contracts. The Mexico income tax rate is 30%.

Block 31 — We own a 25% PI in Block 31, which is operated by Hokchi Energy, S.A. de C.V. (“Hokchi”), a subsidiary of Pan American Energy LLC. To date, we have participated in a two-well drilling campaign that was conducted during 2019. In considering the appraisal program proposed by Hokchi for Block 31, we made an election to non-consent the program in order to allow us to allocate capital to other projects. We recorded an impairment of $18.1 million for our unproved property investment in Block 31 during the year ended December 31, 2021, as the costs were not recoverable. This non-cash impairment is presented in “Write-down of oil and natural gas properties” on our Consolidated Statements of Operations in Part IV, Item 15. Exhibits and Financial Statement Schedules.

Carbon Capture & Sequestration

We are leveraging decades of experience with conventional geology and offshore energy operations to pursue our goal of developing future carbon capture and storage opportunities. We are actively evaluating potential project opportunities through our collaborative arrangements along the U.S. Gulf Coast. Our areas of development are illustrated below:

Jefferson County GLO Hub Project — In August 2021, we, along with partner Carbonvert, Inc., were selected as the winning bidder for the Texas General Land Office's (“GLO”) Jefferson County carbon storage site. The successful bid makes us the operator of what we expect to be the first large-scale offshore carbon storage location in the United States near the Beaumont and Port Arthur, Texas industrial corridor. As of December 31, 2021, the lease with the Texas GLO remained subject to negotiation of final terms, which we expect to conclude and finalize in mid-2022.

Freeport LNG Point Source Project — In November 2021, we announced that, along with partner Storegga Geotechnologies Limited (“Storegga”), we had executed a letter of intent with an affiliate of Freeport LNG Development, L.P. (“Freeport LNG”) to develop a CCS project immediately adjacent to its existing LNG pre-treatment facilities in Freeport, Texas. The project intends to utilize a Freeport LNG-owned geological sequestration site located less than half a mile from point of capture with up to a 30-year injection term, and thus the project benefits from a dedicated source of carbon dioxide (“CO2”) and a secured injection site in close physical proximity. The companies anticipate first injection could occur by the end of 2024. As of December 31, 2021, definitive documentation with Freeport LNG remained subject to negotiation of final terms, which we expect to conclude and finalize in early 2022.

River Bend Hub Project — In February 2022, we announced our entry into (i) a lease agreement for a major carbon capture and sequestration project along the Mississippi River industrial corridor and (ii) a memorandum of understanding with EnLink Midstream, LLC (“EnLink”) to jointly develop a carbon capture, transportation and sequestration joint service offering focused on the Mississippi River industrial corridor. The joint service offering is being marketed to potential customers by both us and EnLink. The lease agreement will allow for three sequestration sites near EnLink’s existing pipelines. We will be the project manager and operator of the injection, storage, and monitoring and will be joined by our partner, Storegga.

Summary of Reserves

The following table summarizes our estimated proved reserves which are all located in the United States:

	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	MBoe	Standardized Measure (in thousands)	PV -10 (in thousands)
December 31, 2021
Proved developed producing	70,183	108,238	7,426	95,649		$3,073,168
Proved developed non-Producing	23,237	78,204	4,366	40,637		599,010
Total proved developed	93,420	186,442	11,792	136,286		3,672,178
Proved undeveloped	14,344	49,911	2,643	25,305		253,819
Total proved	107,764	236,353	14,435	161,591	$3,440,611	$3,925,997
December 31, 2020
Proved developed producing	64,763	119,824	4,958	89,692		$1,556,221
Proved developed non-producing	20,244	84,230	3,146	37,428		197,924
Total proved developed	85,007	204,054	8,104	127,120		1,754,145
Proved undeveloped	24,300	53,154	2,754	35,913		244,340
Total proved	109,307	257,208	10,858	163,033	$1,904,934	$1,998,485
December 31, 2019
Proved developed producing	53,777	64,192	3,855	68,331		$1,837,964
Proved developed non-producing	18,239	51,189	2,878	29,648		378,244
Total proved developed	72,016	115,381	6,733	97,979		2,216,208
Proved undeveloped	34,738	40,617	2,248	43,756		776,814
Total proved	106,754	155,998	8,981	141,735	$2,537,595	$2,993,022

Reconciliation of Standardized Measure to PV-10

PV-10 is a non-GAAP financial measure and differs from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the standardized measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies without regard to the specific tax characteristics of such entities. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 measure and the standardized measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 of our proved reserves (in thousands):

	Year Ended December 31,
	2021	2020	2019
Standardized measure	$3,440,611	$1,904,934	$2,537,595
Present value of future income taxes discounted at 10%	485,386	93,551	455,427
PV-10 (Non-GAAP)	$3,925,997	$1,998,485	$2,993,022

Changes in Proved Developed Reserves

The following table discloses our estimated changes in proved developed reserves:

Oil, Natural Gas and NGLs
(MBoe)
Proved developed reserves at December 31, 2020	127,120
Changes during the year:
Production	(23,500)
Revisions of previous estimates	15,076
Additions	1,806
Conversion to proved developed producing reserves	15,784
Total proved developed reserves changes	9,166
Proved developed reserves at December 31, 2021	136,286

Our proved developed reserves at December 31, 2021 increased by 9.2 MMBoe, or 7% primarily due to:

Revisions of Previous Estimates — Upward revisions of 15.1 MMBoe are primarily attributable to a 13.2 MMBoe increase in commodity prices as well as net increase of 1.9 MMBoe in performance revisions across our core areas.

Additions — Additions of 1.8 MMBoe are primarily attributable to the successful drilling in the Crown and Anchor Field located in the Mississippi Canyon core area.

Development of Proved Undeveloped Reserves

The following table discloses our estimated proved undeveloped (“PUD”) reserve activities:

	Oil, Natural Gas and NGLs	Future Development Costs
	(MBoe)	(in thousands)
Proved undeveloped reserves at December 31, 2020	35,913	$315,453
Changes during the year:
Revisions of previous estimates	5,176	64,423
Conversion to proved developed producing reserves	(15,784)	(71,844)
Total proved undeveloped reserves changes	(10,608)	(7,421)
Proved undeveloped reserves at December 31, 2021	25,305	$308,032

Our PUD reserves at December 31, 2021 decreased by 10.6 MMBoe, or 30% primarily due to:

Revisions of Previous Estimates — Upward revisions of 5.2 MMBoe are primarily attributable to an increase in commodity prices across our core areas.

Conversion to Proved Developed Producing — Conversions of 15.8 MMBoe are primarily attributable to our Deepwater drilling campaign which included successful development wells in our Phoenix Field and Grand Canyon 18 Field located in the Green Canyon core area.

We annually review all PUD reserves to ensure an appropriate plan for development exists. Our PUD reserves are required to be converted to proved developed reserves within five years of the date they are first booked as PUD reserves, unless the reserves are associated with an existing producing zone. Future development costs associated with our PUD reserves at December 31, 2021 totaled approximately $308.0 million, of which $123.0 million, $93.7 million and $91.3 million is attributable to our Green Canyon, Shelf and Gulf Coast and Mississippi Canyon core areas, respectively. When considering capital expenditures associated with other exploration projects and abandonment obligations, we expect to fund the development of PUD reserves using cash flows from operations and, if needed, availability under the Company’s senior reserve-based revolving credit facility (the “Bank Credit Facility”), in each future annual period prior to the five year expiration. Our 2022 drilling program includes development of PUD reserves, and the conversion rate may not be uniform due to obligatory wells, newly acquired PUD reserves and production performance targets.

Internal Controls over Reserve Estimates and Reserve Estimation Procedures

At December 31, 2021, 2020 and 2019, proved oil, natural gas and NGL reserves attributable to our net interests in oil and natural gas properties were estimated and compiled for reporting purposes by our reservoir engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers and geologists, as described in further detail below.

Our policies regarding internal controls over the determination of reserves estimates require reserves quantities, reserves categorization, future producing rates, future net revenue and the present value of such future net revenue prepared using the definitions set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. These internal controls, which are intended to ensure reliability of our reserves estimations, include, but are not limited to, the following:

•
reserve information, as well as models used to estimate such reserves, is stored on secure database applications to which only authorized personnel are given access rights consistent with their assigned job function;
•
a comparison of historical expenses is made to the lease operating costs in the reserve database;
•
internal reserves estimates are reviewed by well and by area by our reservoir engineers. A variance analysis by well to the previous year-end reserve report is performed;
•
reserve estimates are reviewed and approved by certain members of senior management, including our President and Chief Executive Officer;
•
our management requires that the independent petroleum engineers and geologists and our reserve quantities and calculation of the net present value of the reserves, collectively, vary by no more than 10% in the aggregate, in accordance with Society of Petroleum Evaluation Engineers (“SPEE”) auditing standards;
•
data is transferred to NSAI through a secure file transfer protocol site; and
•
material reserve variances are discussed among NSAI, as applicable, our internal reservoir engineers and our Director of Reserves to ensure the best estimate of remaining reserves.

Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil, natural gas and NGLs that are ultimately recovered.

During the reserves audit, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil, natural gas and NGL production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of NSAI that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. When compared on a well by well basis, some of our estimates are greater and some are less than the estimates of NSAI. Given the inherent uncertainties and judgments that go into estimating proved reserves, differences between internal and external estimates are to be expected. NSAI determined that its estimates of reserves have been prepared in accordance with the definitions and regulations of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued unqualified audit opinions on our reserves as of December 31, 2021, 2020 and 2019 based upon its evaluations. NSAI concluded that our estimates of reserves were, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPEE. The 2021 NSAI report is filed as Exhibit 99.1 to this Annual Report.

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

Qualifications of Primary Internal Engineer

Our Director of Reserves is the technical person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating reserve audits conducted by NSAI. He has over 47 years of industry experience with positions of increasing responsibility, including 39 years as a reserves evaluator or manager. His further professional qualifications include a State of Texas Professional Engineering License, extensive internal and external reserve training and asset evaluation. In addition, he is an active participant in industry reserve seminars and professional industry groups, and has been a member of the Society of Petroleum Engineers for over 47 years. He reports directly to our Vice President of Corporate Development.

Drilling Activity

The following table sets forth our drilling activity:

	Exploratory and Appraisal Wells						Development Wells
	Productive(1)		Dry(2)		Total		Productive(1)		Dry(2)		Total		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
December 31, 2021
United States	—	—	2.0	1.5	2.0	1.5	5.0	2.4	—	—	5.0	2.4	7.0	3.9
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	2.0	1.5	2.0	1.5	5.0	2.4	—	—	5.0	2.4	7.0	3.9
December 31, 2020
United States(3)	2.0	0.7	—	—	2.0	0.7	3.0	1.9	—	—	3.0	1.9	5.0	2.6
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	2.0	0.7	—	—	2.0	0.7	3.0	1.9	—	—	3.0	1.9	5.0	2.6
December 31, 2019
United States	3.0	2.3	1.0	0.8	4.0	3.1	3.0	2.7	—	—	3.0	2.7	7.0	5.8
Mexico	—	—	2.0	0.5	2.0	0.5	—	—	—	—	—	—	2.0	0.5
Total	3.0	2.3	3.0	1.3	6.0	3.6	3.0	2.7	—	—	3.0	2.7	9.0	6.3

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
(3)
One gross and net development well had a dual completion in an exploratory zone.

As of December 31, 2021, we had wells actively drilling or completing and wells suspended or awaiting completion, as follows:

	Actively Drilling or Completing				Wells Suspended or Waiting on Completion
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States	—	—	1.0	1.0	1.0	0.3	—	—
Mexico(1)	—	—	—	—	4.0	1.5	—	—
Total	—	—	1.0	1.0	5.0	1.8	—	—

(1)
Excludes 2.0 gross and 0.5 net exploratory wells suspended or waiting on completion previously disclosed related to our Mexico Block 31 lease that as of December 31, 2021 have been fully impaired due to our non-consent of the appraisal program. See Part I, Items 1 and 2. Business and Properties — Hydrocarbon Properties — Mexico — Block 31 for additional information.

Productive Wells

The number of our productive wells is as follows for the year ended December 31, 2021:

	Gross	Net
Crude oil	198.0	148.7
Natural gas	70.0	38.8
Total(1)	268.0	187.5

(1)
Includes 8.0 gross and 6.7 net wells with dual completions.

Acreage

Gross and net developed and undeveloped acreage is as follows for the year ended December 31, 2021:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
United States:
Deepwater(1)	280,913	137,171	490,705	206,735	771,618	343,906
Shelf	287,894	176,295	127,287	99,988	415,181	276,283
Total United States	568,807	313,466	617,992	306,723	1,186,799	620,189
Mexico(2)	—	—	69,530	17,843	69,530	17,843
Total	568,807	313,466	687,522	324,566	1,256,329	638,032

(1)
Does not include 57.6 gross and 36.7 net undeveloped acres from the November 2021 Federal Lease Sale in which we were the apparent high bidder. As of December 31, 2021, the BOEM has not awarded these leases. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments — Federal Lease Sale for additional information.
(2)
Includes 64.9 gross and 16.2 net undeveloped acres from our Mexico Block 31 lease that as of December 31, 2021 have been fully impaired due to our non-consent of the appraisal program. See Part I, Items 1 and 2. Business and Properties — Hydrocarbon Properties — Mexico — Block 31 for additional information.

Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well holding such lease. The terms of our leases on undeveloped acreage as of December 31, 2021 are scheduled to expire as shown in the table below (the terms of which may be extended by drilling and production operations):

	Gross	Net
2022	133,630	46,066
2023	174,813	120,090
2024	107,480	37,710
2025	46,166	25,778
2026	23,040	10,656
2027 and beyond	202,393	84,266
Total	687,522	324,566

Crude Oil, Natural Gas and NGL Production, Prices and Production Costs

Our production volumes, average sales prices and average production costs are as follows:

	Year Ended December 31,
	2021	2020	2019
Production Volumes:
Crude oil (MBbls)	16,159	13,665	13,847
Natural gas (MMcf)	32,795	28,652	23,306
NGLs (MBbls)	1,875	1,559	1,228
Total (MBoe)	23,500	19,999	18,959
Percent of MBoe from crude oil	69%	68%	73%

Average Sales Price (including commodity derivatives):
Crude oil (per Bbl)	$49.67	$47.36	$59.23
Natural gas (per Mcf)	$3.11	$2.00	$2.55
NGLs (per Bbl)	$26.54	$9.90	$16.02
Average (per Boe)	$40.61	$35.99	$47.43

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$65.86	$37.09	$60.17
Natural gas (per Mcf)	$3.98	$1.87	$2.37
NGLs (per Bbl)	$26.54	$9.90	$16.02
Average (per Boe)	$52.96	$28.80	$47.90
Average Lease Operating Expense (per Boe)	$12.07	$12.33	$12.84

Crude Oil, Natural Gas and NGL Production, Prices and Production Costs—Significant Fields

Green Canyon Core Area — Phoenix Field

The following table sets forth certain information regarding our production volumes, average sales prices and average production costs for the Phoenix Field, which consisted of 15% or more of our total estimated proved reserves:

	Year Ended December 31,
	2021	2020	2019
Production Volumes:
Crude oil (MBbls)	4,201	4,000	4,812
Natural gas (MMcf)	3,871	3,552	4,803
NGLs (MBbls)	411	345	368
Total (MBoe)	5,257	4,937	5,980
Percent of MBoe from crude oil	80%	81%	80%

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$66.27	$37.53	$59.72
Natural gas (per Mcf)	$4.55	$2.22	$2.74
NGLs (per Bbl)	$30.05	$12.70	$15.68
Average (per Boe)	$58.66	$32.89	$51.23
Average Lease Operating Expense (per Boe)	$4.86	$6.12	$5.90

Mississippi Canyon Core Area — Pompano Field

The following table sets forth certain information regarding our production volumes, average sales prices and average production costs for the Pompano Field, which consisted of 15% or more of our total estimated proved reserves:

	Year Ended December 31,
	2021	2020	2019
Production Volumes:
Crude oil (MBbls)	2,716	2,852	3,324
Natural gas (MMcf)	2,626	2,179	2,320
NGLs (MBbls)	254	216	236
Total (MBoe)	3,408	3,431	3,947
Percent of MBoe from crude oil	80%	83%	84%

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$67.33	$38.51	$61.83
Natural gas (per Mcf)	$4.68	$2.28	$2.61
NGLs (per Bbl)	$25.54	$6.51	$14.49
Average (per Boe)	$59.17	$33.86	$54.49
Average Lease Operating Expense (per Boe)	$3.57	$2.90	$2.17

Expenditures and Costs Incurred

For information on property development, exploration and acquisition costs, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 13 — Supplemental Oil and Gas Disclosures (Unaudited).

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

Significant Customers

Oil and natural gas companies spend capital on exploration, drilling and production operations expenditures, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices which are subject to many external factors which may contribute to significant volatility in future prices. We market substantially all of our oil, natural gas and NGL production from the properties we operate and those we do not operate. Our customers consist primarily of major oil and gas companies, well-established oil and pipeline companies and independent oil and natural gas producers and suppliers. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. For the year ended December 31, 2021, 45% and 29% of our oil, natural gas and NGL revenues were attributable to Shell Trading (US) Company and Chevron Products Company, respectively, which are the customers that individually represented 10% or more of our oil, natural gas and NGL revenues.

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

Insurance Matters

Our oil and natural gas operations are subject to risks incident to the operation of oil and gas wells, including, but not limited to, uncontrolled flows of oil, gas, brine or well fluids into the environment, blowouts, cratering, mechanical difficulties, fires, explosions or other physical damage, pollution or other risks, any of which could result in substantial losses to us. In addition, our oil and natural gas properties are located in the U.S. Gulf of Mexico, which makes us more vulnerable to tropical storms and hurricanes. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of operations. Damages arising from such occurrences may result in lawsuits asserting large claims. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our financial condition, results of operations and cash flow. Although we obtain insurance against some of these risks, we cannot insure against all possible losses. As a result, any damage or loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flow.

We have insurance policies to cover some of our risk of loss associated with our operations, and we maintain the amount of insurance we believe is prudent. However, not all of our business activities can be insured at the levels we desire because of either limited market availability or unfavorable economics (limited coverage for the underlying cost).

Our general property damage insurance provides varying ranges of coverage based upon several factors, including well counts and the cost of replacement facilities. Our general liability insurance program provides a limit of $500 million for each occurrence and in the aggregate, and includes varying deductibles. Our Offshore Pollution Act insurance is subject to a maximum of up to $150 million for each occurrence and in the aggregate, including a $100,000 retention. Coverage is provided for damage to our assets resulting from a named U.S. Gulf of Mexico windstorm; however, such coverage is subject to a maximum of $175 million per named windstorm and in the aggregate, and is also subject to a maximum of $15 million per occurrence retention dependent on location. We separately maintain an operators extra expense policy with additional coverage for an amount up to $500 million for U.S. Gulf of Mexico Deepwater drilling wells, $150 million for U.S. Gulf of Mexico Shelf drilling wells, $75 million for U.S. Gulf of Mexico producing and shut-in wells, $75 million for drilling and workover in inland waters and $25 million for drilling and workover in onshore fields that would cover costs involved in making a well safe after a blow-out or getting the well under control; re-drilling a well to the depth reached prior to the well being out of control or blown out; costs for plugging and abandoning the well; and costs for clean-up and containment and for damages caused by contamination and pollution. For our Mexico insurance policies, we maintain $250 million in operators extra expense coverage for operations and $500 million per occurrence and aggregate limit for general liability.

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
•
performance of P&A obligations; and
•
transportation of production.

Outer Continental Shelf (“OCS”) Regulation — Our operations on federal oil and natural gas leases in the U.S. Gulf of Mexico are subject to regulation by the BSEE, the BOEM and the Office of Natural Resources Revenue (“ONRR”), which are all agencies of the U.S. Department of the Interior (“DOI”). These leases are awarded by the BOEM based on competitive bidding and contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the federal Outer Continental Shelf Lands Acts (“OCSLA”). For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of their operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (“EPA”), lessees must obtain a permit from BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, P&A of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and decommissioning of facilities, structures and pipelines.

President Biden issued an executive order in January 2021 suspending federal offshore and onshore oil and gas leasing pending review and reconsideration of federal oil and gas leasing and permitting practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government and a coalition of environmental groups are appealing the district court decision but, in the interim, BOEM scheduled a lease sale for certain blocks in the U.S. Gulf of Mexico consistent with the preliminary injunction, which sale occurred in November 2021. However, on January 27, 2022, a D.C. District Court judge vacated the lease sale on the basis that BOEM failed to consider the impact on foreign greenhouse gas emissions if the November 2021 lease sale was not held and the court determined that this failure was a violation of the National Environmental Policy Act and directing the DOI to consider certain climate effects of awarding the leases before deciding if DOI could proceed with a new lease sale. Pursuant to the court’s ruling, the DOI will have to conduct a new environmental analysis that takes into consideration such climate effects before holding a new lease sale. If this court ruling continues to stand, all of the winning bids identified for award pursuant to this lease sale will be invalidated, including our winning bids. Separately, the DOI released its report on federal oil and gas leasing and permitting practices in November 2021, following a review of the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program and, in respect of the offshore sector, recommends adjusting royalty rates to ensure that the full value of the tracts being leased are captured, strengthening financial assurance coverage amounts that are more protective of the Federal Government and taxpayers and establishing a “fitness to operate” criteria that companies would need to meet in respect of safety, environmental and financial responsibilities in order to operate on the OCS. Several of the report recommendations require action by the Congress and cannot be implemented unilaterally by the new administration and, thus, the extent to which the Biden Administration will act upon the report’s recommendations cannot be predicted at this time.

Laws and regulations are subject to change, and the trend in the United States over the past decade has been for these governmental agencies to continue to evaluate and as necessary develop and implement new, more restrictive safety, permitting and performance requirements, although under the Trump Administration there were actions seeking to mitigate certain of those more rigorous standards. For example, in 2016, the BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of Deepwater, high temperature, high pressure drilling activities, and enhanced reporting requirements. However, BSEE under the Trump Administration subsequently reconsidered the 2016 final rule and published final revisions to this rule that became effective in 2019 and, among other things, eliminated the requirement for a BSEE-approved verification organization for third parties providing certifications of certain critical well control functions. In another example, BSEE under the Obama Administration published a final rule in 2016 updating certain safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) requirements for production safety equipment, including an obligation for independent third-party review and certification that safety and pollution prevention equipment is operational and functioning as designed in the most extreme conditions, but in 2018, BSEE amended this rule, rolling back a number of safety requirements including the third-party review and certification obligation.

BSEE and/or BOEM under the Biden Administration may reconsider regulatory actions taken by the Trump Administration, with those agencies potentially seeking to adopt additional, more stringent safety, permitting and performance requirements. For example, in the federal government’s most recent list of potential regulatory actions for 2022, the DOI lists proposed rulemaking initiatives for which notice is anticipated to be issued in the first half of 2022 in respect to such matters as increased safety, environmental and equipment reliability protections under the pipeline and pipeline rights-of-way requirements for operating on the OCS; establishing a comprehensive program for identifying, prioritizing and managing risks associated with OCS lease and grant obligations; and revising certain blowout preventor systems and well control requirements for operating on the OCS. Compliance with Biden Administration legislative, executive and regulatory actions or any other legal initiatives that impact oil and natural gas exploration, development and production activities on the OCS could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Our failure to comply with legal requirements under the OCSLA, our lease or applicable regulations may ultimately result in BOEM cancelling one or more of our leases, which such cancellation could adversely affect our financial condition and operations.

Furthermore, tropical storms and hurricanes in the U.S. Gulf of Mexico can have a significant impact on oil and natural gas operations. The effects from past hurricanes have included structural damage to fixed production facilities, semi-submersibles and jack-up drilling rigs. The BOEM and BSEE continue to be concerned about the loss of these facilities and rigs as well as the potential for catastrophic damage to key infrastructure and the resultant pollution from future storms. In an effort to reduce the potential for future damage, the BOEM and the BSEE have periodically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures. It is possible that similar, if not more stringent, requirements will be issued by the BOEM and the BSEE for future hurricane seasons. New requirements, if any, could increase our operating costs and/or capital expenditures.

In addition, in order to cover the various decommissioning obligations of lessees on the OCS, the BOEM generally requires that lessees post some form of acceptable financial assurances that such obligations will be met, such as surety bonds. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations and provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS. In 2016, the BOEM under the Obama Administration issued Notice to Lessees and Operators (“NTL”) #2016-N01 (“2016 NTL”) to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional financial assurances may be required for OCS leases, rights of way (“ROWs”) and rights of use and easement (“RUEs”). However, the 2016 NTL was not fully implemented as the BOEM under the Trump Administration rescinded the NTL in 2020 and, in October 2020, pursued a proposed rule published jointly with the BSEE that sought to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees (record title owners), sublessees (operating rights owners) and RUE and ROW grant holders conducting operations on the federal OCS. Consistent with recommendations made in the November 2021 DOI leasing report in response to President Biden’s January 2021 executive order, it is anticipated that the Biden Administration could pursue more stringent financial assurance requirements that could increase our operating costs. For example, in the federal government’s most recent list of potential regulatory actions for 2022, the BSEE lists its plans to pursue a BSEE-only rule in early 2022 that would finalize the policies and procedures concerning compliance with OCS oil and gas decommissioning obligations pursuant to the BOEM and BSEE jointly-proposed October 2020 rulemaking issued under the Trump Administration. The BOEM will not be involved in final issuance of the October 2020 rulemaking, instead indicating under the federal government’s list that it will pursue a new proposed rule in respect of financial assurance, as described earlier in this section, that is anticipated to be issued in mid-2022.

The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder in respect of any new, more stringent, NTLs or final rules on supplemental bonding published by the BOEM under the Biden Administration, could materially and adversely affect our financial condition, cash flows and results of operations. Moreover, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

Regulation in Shallow Waters Off the Coast of Mexico — Our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states are subject to regulation by SENER, the CNH and other Mexican regulatory bodies. The CNH is responsible for, among other things, overseeing the tender procedures for awarding contracts for the exploration and production of oil and natural gas in Mexican waters, managing and supervising contracts that have been awarded, and approving exploration and production plans. The PSCs that we and our consortium partners have entered into for the development of these acreages contain terms that impose on us the duty to comply with various laws and regulations. These laws and regulations govern, among other things, the exploration and exploitation of hydrocarbons (including certain national content requirements), the treatment, conveyance, marketing, transport and storage of petroleum, and requirements for industrial safety, operational security, and facility decommissioning. Failure to comply can result in the imposition of monetary penalties, revocation of permits, rescission of the relevant PSC, suspension of operations, and ordered decommissioning of offshore facilities and systems. The laws and regulations governing activities in the Mexican energy sector were significantly reformed in 2013, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.

Hydrocarbon Export Regulation in Mexico — Our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states are subject to regulation by SENER. Such regulations are subject to change, and it is possible that the Mexican National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”) or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. For example, in December 2020, SENER published regulations affecting the granting of permits for the import and export of hydrocarbons. These regulations imposed additional constraints on permit applicants, and granted SENER more discretion in issuing, modifying, and revoking those permits. Previously, such permits would have had a term of 20 years – the December 2020 regulations limit terms to 5 years, restrict extensions and add new requirements. Subsequently, in May 2021, the Mexican government amended its federal Hydrocarbons Law in a manner that is anticipated to be beneficial to PEMEX, but have an adverse impact on privately-held oil and gas energy companies including by way of example, (i) authorizing SENER and the Mexican Energy Regulatory Commission (the “CRE”) to suspend or revoke hydrocarbon permits if there is imminent danger to national security, energy security or the national economy; (ii) allowing the government to temporarily occupy the facilities of hydrocarbon permit-holders to safeguard the national interest and hand over the operation of such facilities to State-owned entities, such as PEMEX; and (iii) allowing for denial by default of applications for new permits of private companies if the authorities do not respond within 90 days. Also in May 2021, the Mexican government made a second amendment to its Hydrocarbons Law, which such amendment halts the CRE’s power to enforce asymmetric regulation in the hydrocarbon, petroleum products and petrochemical markets, which regulation obligates PEMEX to comply with certain obligations that effectively limits its market position relative to its competitors. Amparo actions are being pursued in local courts in response to these legal changes and, as interim measures, court actions suspended the December 2020 regulations in March 2021, partially suspended portions of the first amendment to the Hydrocarbons Law (such suspension including the authorization to temporarily occupy facilities of permit-holders) in May 2021 and suspended the second amendment to the Hydrocarbons Law in May 2021. While these Amparo-driven suspensions apply to the entire oil and gas sector, these suspensions remain temporary in nature while the courts determine the legal validity of the regulations and amendments, and there remains the possibility that one or more of these suspensions may lifted or otherwise revised.

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

Based on regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and it is possible such expenses will continue to increase in the future. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters, and the cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, natural resource damages or the issuance of injunctive relief (including orders to cease operations). Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. Additionally, President Biden has made the combat of climate change arising from GHG emissions a priority under his administration. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.

We expect to continue making expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. Our insurance coverage provides for the reimbursement to us of certain costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure against pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent under the Biden Administration including in respect of GHG emissions, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

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

National Environmental Policy Act — The National Environmental Policy Act, as amended (“NEPA”), requires federal agencies, including the DOI, to consider the impacts their actions have on the human environment, and to prepare detailed statements for major federal actions having the potential to significantly impact the environment. These requirements can lead to additional costs and delays in permitting for operators as the DOI or its bureaus may need to prepare Environmental Assessments (“EA”) and more detailed Environmental Impact Statements (“EIS”) in support of its leasing and other activities that have the potential to significantly affect the quality of the environment. If the EA indicates that no significant impact is likely, then the agency can release a finding of no significant impact and carry on with the proposed action. Otherwise, the agency must then conduct a full-scale EIS. In July 2020, the Council on Environmental Quality (“CEQ”) under former President Trump’s Administration published a final rule modifying the NEPA including, among other things, establishing a time limit of two years for preparation of EIS statements and one year for the preparation of EAs, and also eliminating the responsibility to consider cumulative effects of a project. While the July 2020 rule modifying NEPA remains subject to ongoing litigation in several federal district courts, the CEQ, now under the Biden Administration, announced in October 2021, that it will propose a rule making three significant changes to the 2020 final rule, including authorizing agencies to consider direct, indirect and cumulative effects of major federal actions including upstream and downstream GHG emissions impacts of fossil fuel projects, allowing agencies to determine the purpose and need of a project, which allows consideration of less-harmful alternatives, and affording agencies greater flexibility in crafting their own NEPA procedures, consistent with CEQ regulations, so as to meet the agencies’ and public’s needs. The NEPA process involves public input through comment. These comments, as well as the agency’s analysis of the proposed project, can result in changes to the nature of a proposed project, such as by limiting the scope of the project or requiring resource-specific mitigation. The adequacy of the agency’s NEPA process can be challenged in federal court by process participants. This process may result in delaying the permitting and development of projects, and result in increased costs.

Endangered Species Act — The Endangered Species Act, as amended (“ESA”), restricts activities that may affect federally identified endangered and threatened species or their habitats. Additionally, the Migratory Bird Treaty Act, as amended (“MBTA”), implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Under the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit. The U.S. Fish and Wildlife Service (“FWS”) under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, its nests or its eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration’s rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. The Marine Mammal Protection Act, as amended (“MMPA”), similarly prohibits the taking of marine mammals without authorization. Additionally, the FWS may make determinations on the listing of species as threatened or endangered under the ESA and litigation with respect to the listing or non-listing of certain species may result in more fulsome protections for non-protected or lesser-protected species. We conduct operations on oil and natural gas leases in areas where certain species that are protected by the ESA, MBTA and MMPA are known to exist and where other species that could potentially be protected under these statutes are known to exist. The FWS or the National Marine Fisheries Service may designate critical habitat that it believes is necessary for survival of a threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for oil and natural gas development. These statutes may result in operating restrictions or a temporary, seasonal or permanent ban in affected areas.

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

Air Emissions — The Clean Air Act, as amended (“CAA”), and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed, and continues to develop, more stringent regulations governing emissions of toxic air pollutants and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and, more recently, in December 2020, the EPA, under the Trump Administration, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis; however, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Climate Change — The threat of climate change continues to attract considerable public, governmental and scientific attention in the United States and in foreign countries. As a result, numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHG as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG emissions reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted regulations under the existing CAA that, among other things, impose pre-construction and operating permit requirements on certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources and implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector. Compliance with these rules or others could result in increased compliance costs on our operations. In November 2021, the EPA issued a proposed rule that would make methane emissions from the crude oil and natural gas sources category more stringent, by establishing Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound emissions for new sources and existing sources in the crude oil and natural gas source category. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements not included in the November 2021 proposed rule and the agency anticipates issuing a final rule by the end of 2022.

Additionally, state implementation of revised air emission standards could result in stricter permitting requirements, delay, limit or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined emissions reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing federal political risk regarding climate change. In the United States, President Biden has issued several executive orders calling for more expansive action to address climate change and limit new oil and gas operations on federal lands and waters. See Part I, Items 1 and 2. Business and Properties – Government Regulation – Outer Continental Shelf (“OCS”) Regulation for more information. Other actions that could be pursued by the Biden Administration include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more stringent emissions standards for oil and gas facilities. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. We are not currently a defendant in any of these lawsuits but could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies such as ours, but concerned about the potential effects of climate change, may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to fossil fuel energy companies.

In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. Separately, the SEC has announced in the federal government’s most recent list of potential regulatory actions for 2022 that it is pursuing several proposed rulemaking initiatives for which notice is anticipated to be issued in the first half of 2022 in respect to enhanced disclosures to be made by registrants for such topics as climate change, human capital management, board members and nominees and cybersecurity. The SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

Finally, some scientists have concluded that increasing concentrations of GHG emissions in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events, as well as chronic shifts in temperature and precipitation patterns. Our offshore operations are particularly at risk from severe climatic events, which have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products we produce. While our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

Environmental Regulation in Shallow Waters Off the Coast of Mexico — Our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states are subject to regulation by the ASEA. We must obtain ASEA-issued permits and comply with ASEA regulations governing hydrocarbon activities, including requirements for environmental impact and risk assessments, industrial safety, waste management, water and air emissions, operational security and facility decommissioning. Failure to comply with applicable laws and regulations can result in the imposition of monetary penalties, revocation of permits, suspension of operations and ordered decommissioning of offshore facilities and systems. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are relatively new, having been significantly reformed following the establishment of ASEA in 2014 as a result of federal constitutional amendments approved in 2013, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our environmental compliance-related operating costs and/or capital expenditures for operations in Mexican offshore waters.

For example, in May 2020, the ASEA published the Industrial Safety, Operational Safety and Environmental Protection Guidelines for the Closing, Dismantling and Abandonment of Hydrocarbons Sector Facilities (the “Dismantling Guidelines”). The Dismantling Guidelines are mandatory for all hydrocarbon sector facilities that perform dismantling, abandonment and closing of hydrocarbon sector activities. The Dismantling Guidelines set out several obligations in terms of safety, reporting and risk, including establishing a closing, dismantling and/or abandonment activities program for each of the relevant phases. More recently, during the fourth quarter of 2021, ASEA announced its implementation of a “Popular Denunciation System” that will utilize an internet-based platform to allow persons, organizations and companies to anonymously report complaints against entities and companies operating in Mexico, including in respect of safety and environmental incidents such as, for example, hydrocarbon spills and pollution events. We anticipate that ASEA will conduct investigations to substantiate the incidents identified in the new reporting system.

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

Pursuant to authority delegated to it by the Energy Policy Act of 2005 (“EPAct 2005”), FERC promulgated anti-manipulation regulations establishing violation enforcement mechanisms that make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC to (i) use or employ any device, scheme or artifice to defraud, (ii) make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading or (iii) engage in any act, practice or course of business that operates or would operate as a fraud or deceit upon any entity. The EPAct 2005 also amended the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and regulations, up to $1,388,496 per violation, per day for 2021 (this amount is adjusted annually for inflation). FERC may also order disgorgement of profits and corrective action. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes annual reporting requirements for entities that purchase or sell a certain volume of natural gas in a given calendar year. We believe, however, that neither the EPAct 2005 nor the regulations promulgated by FERC as a result of the EPAct 2005 will affect us in a way that materially differs from the way they affect other natural gas producers, gatherers and marketers with which we compete.

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

We have an undivided interest in a pipeline owned by CKB Petroleum, Inc. that is subject to FERC jurisdiction under the ICA, but FERC has granted us a temporary waiver of the filing and reporting requirements. This pipeline is still subject to FERC’s jurisdiction under the ICA and is still subject to the other requirements of the ICA. If the facts upon which the waiver was granted change materially, we are required to inform FERC, which may result in revocation of the waiver. If conditions change such that the pipeline no longer qualifies for a waiver, we may be subject to regulation by FERC of the rates, terms and conditions of service on the CKB Petroleum, Inc. pipeline; however, these burdens generally would not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar pipelines.

FERC also implements the OCSLA pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the OCS provide nondiscriminatory transportation service. We own and operate pipelines that are located in the OCS and are subject to the non-discrimination requirements in the OCSLA.

Human Capital

As of December 31, 2021, we employ approximately 443 people located primarily in Texas, Louisiana and Mexico. In addition, we supplement our workforce with contractors and consultants. While headcount does not significantly fluctuate throughout the year, in order to align our workforce with the pace of our business, headcount might increase or decrease in response to various factors, including acquisition activity, unscheduled shut-ins or a change in our capital program.

Our human capital measures and objectives focus on several areas, including, but not limited to human rights, diversity and inclusion measures, assuring the safety of our employees, employee recruitment and development and offering a fulsome array of employee health and welfare benefits. We consider our employees a key factor in our success and are focused on developing a diverse team of qualified employees and creating an inclusive workplace culture. While we may reference certain policies and other documents in these disclosures, these are primarily to identify the existence of such policies. They are not, and should not be deemed to be, incorporated into this Annual Report or any of our other SEC filings.

Human Rights — We remain committed to upholding human rights across every segment of our business. Our Code of Business Conduct and Ethics, which applies to all of our directors, officers and other employees of the Company, and our Vendor Code of Conduct work in tandem to establish our commitment to human rights as a fundamental part of our responsibilities as a company. Our human rights principles include pay and benefits, freedom of association, nondiscrimination and prevention of human trafficking, forced labor and child labor. In 2021, we published our Talos Human Rights Policy to further strengthen our commitment to safeguard human rights.

Diversity and Inclusion — We believe that creating a work environment where employees feel welcome, supported and valued results in increased employee engagement and reduced turnover. In order to achieve these goals we carefully observe all applicable laws and have adopted and actively enforce policies in our employee handbook and Code of Business Conduct and Ethics that ensure equal employment opportunities for all and prohibit harassment and discrimination of any kind. Our Code of Business Conduct and Ethics requires adherence to the highest standards of personal integrity and assures the protection of human rights. We have a compliance hotline so that employees can report any violation of these policies, anonymously if they wish. We know that a diverse workforce brings expanded creativity and problem-solving and leads to better decision-making and enhanced performance. In 2021, we engaged a Diversity and Inclusion professional to partner with Human Resources and our employee diversity committee to create a diversity and inclusion strategy. Our Code of Business Conduct and Ethics requires that our directors, officers and employees treat each of our employees with the same high level of respect regardless of such employee’s age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status or other characteristics that make such employee unique. As reflected in our Code of Business Conduct and Ethics, we are committed to working in partnership with vendors and other business partners directly linked to our operations that share our commitment to these same principles.

Safety — At Talos, safety is defined as freedom from unacceptable risk of harm and an empowered workforce promoting a safety-first culture across our operations. Safety in every aspect of our business is our number one priority and is core to our Health, Safety, Environment, and Sustainability operational culture. We drive this culture by being fully transparent in our reporting of safety and ESG matters to our Board of Directors and stakeholders on a regular basis, including our continual collaboration with the BSEE and the United States Coast Guard. In 2021, we reaffirmed our commitment to corporate responsibility and renamed the Board’s Safety Committee the Safety, Sustainability & Corporate Responsibility (“SSCR”) Committee and explicitly expanded its scope and oversight to include ESG and corporate responsibility matters. We rigorously train our employees to conduct operations in accordance with our strict safety standards and encourage employees to immediately report any breach of safety protocol to their supervisor or our compliance hotline. Our employees are empowered and obligated by our Chief Executive Officer to exercise the Stop Work Authority (“SWA”). With SWA, our employees can call an immediate stop to any work for any safety concern without fear of retaliation or intimidation.

Conducting regular safety training allows us to proactively address the dynamic nature of offshore operational risk and promote a robust culture of offshore safety. Our employees and permanently assigned contractors complete custom designed in-house trainings through our eLearning platform and role appropriate hands-on training upon hiring and as part of a continuous development program. Employees are engaged in biweekly field safety meetings directly with senior management to discuss safety culture and ESG initiatives. Employees and contractors conduct emergency response training drills on each facility at least once per hitch allowing our employees to always be ready in case of an emergency situation. After any serious incident we conduct thorough incident investigations and communicate a lessons learned report and any changes to our safety policies to all offshore employees.

Safety performance is an element of each employee’s performance review and 10% of the value of the 2021 short-term incentive award pool was based upon our achievement of safety goals. Additionally, our offshore employees are eligible to receive a quarterly safety bonus, the value of which is contingent upon the number of safety or environmental incidents of non-compliance recorded at the employee’s facility location during the quarter.

Finally, many of our offshore employees participate in our ESG sub-committees so they can have a voice in corporate-level decisions about ESG matters. Our ESG efforts strive to continually improve our safety and environmental performance and our employees help determine the responsible path forward.

Recruitment, Development and Training — We foster an entrepreneurial culture where open communication is encouraged, the views of our employees are heard, and the results of their efforts are recognized. This is one of the reasons why every year since our inception, we have earned a ranking as a Top Workplace on the Houston Chronicle Top Workplaces list. We implement an inclusive and dynamic recruiting process that utilizes online recruiting platforms, referrals, internships and professional recruiters. We foster the growth and professional development of our employees through the use of a robust performance review process, which includes the creation of performance development goals and plans to achieve those goals in order to help our employees reach their full potential. We also offer in-house training, eLearning through our Learning Management System, reimbursement of the costs of outside training, and tuition reimbursement to support our employees’ pursuit of higher education at accredited institutions in further support of developing our employees. We believe this emphasis on development and training has contributed to our 4.9% turnover rate for 2021.

Health and Welfare Benefits — We work to retain employees by offering competitive wages and generous benefits that are designed to meet the varied and evolving needs of a diverse workforce. We provide employees with the ability to participate in health and welfare plans, including medical, dental, life, accidental death and dismemberment and short-term and long-term disability insurance plans. In response to the COVID–19 pandemic, we transitioned office-based employees to a work from home schedule and increased safety measures and protocols for those employees choosing to report to the office, such as mandatory temperature checks, limiting third party visitors, and encouraging the use of masks and social distancing. Beginning in June 2021, our office-based employees returned to the office and protocols are in place to limit the spread of COVID-19. For our employees offshore, we increased pre-departure screenings, which included symptom reporting questionnaires, contact tracing, temperature screenings, and in some cases, negative COVID-19 tests. For our offshore facilities, we provided N95 masks and cleaning supplies, performed daily temperature checks and increased response procedures in the event an employee displayed symptoms.

Community & Social Engagement — We are committed to supporting and giving back to the communities in which we operate and live. We recognize the link between local communities, the success of our employees, and ultimately the success of our business. To take a more proactive role in community support, our Community Committee, comprised of our employees, engages directly in outreach, fundraising, education and awareness. We regularly host volunteer and fundraising events supporting non-profit organizations in our communities, annually provide a $500 allowance to every employee that can be applied in support of a non-profit of their choice, match funds raised by the Community Committee's fundraising efforts for charitable organizations, and provide employees with a paid volunteer day off to support an organization where they want to donate their time.

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

Risks Related to our Business and the Oil and Natural Gas Industry

Oil and natural gas prices are volatile. Sustained periods of low, or declines in, commodity prices may adversely affect our financial condition and results of operations, cash flows, access to the capital markets and ability to grow.

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

The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period January 1, 2019 through December 31, 2021, the daily NYMEX WTI crude oil price per Bbl ranged from a low of $(36.98) to a high of $85.64, and the daily NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $1.33 to a high of $23.86. Subsequent to December 31, 2021, NYMEX WTI crude oil and NYMEX Henry Hub natural gas prices recorded daily lows of $75.99 per Bbl and $3.73 per MMBtu, respectively.

The prices we receive for our oil and natural gas depend upon many factors beyond our control, including, among others:

•
changes in the supply of and demand for oil and natural gas;
•
market uncertainty;
•
level of consumer product demands;
•
hurricanes and other adverse climatic conditions;
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

•
actions by OPEC Plus relating to oil and natural gas price and production controls;
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

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 67%, 24%, and 9%, respectively, of our estimated proved reserves as of December 31, 2021, and approximately 69%, 23%, and 8%, respectively, of our 2021 production on an MBoe basis, our financial results are sensitive to movements in oil, natural gas and NGL prices.

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

•
severe weather, such as hurricanes and other adverse climatic conditions;
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
•
changes in the regulatory environment such as the guidelines issued by the BOEM related to financial assurance requirements to cover decommissioning obligations for operations on the OCS; and/or
•
changes imposed as a result of litigation or by a new Presidential Administration or by Congress in the United States that may result in added restrictions and delays or prohibitions in offshore oil and natural gas exploration and production activities, including with respect to leasing, permitting, site development or operation in federal waters or hydraulic fracturing.

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

You should not assume that any present value of future net cash flows from our proved reserves represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2021 on historical 12-month average prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues are affected by factors such as:

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

At December 31, 2021, approximately 16% of our estimated proved reserves (by volume) were undeveloped and approximately 25% were non-producing. Any or all of our PUD or proved developed non-producing reserves may not be ultimately developed or produced. Furthermore, any or all of our undeveloped and developed non-producing reserves may not be ultimately produced during the time periods we plan or at the costs we budget, which could result in the write-off of previously recognized reserves. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling or waterflood operations. Our reserve estimates include the assumptions that we incur capital expenditures to develop these undeveloped reserves and the actual costs and results associated with these properties may not be as estimated. Any material inaccuracies in these reserve estimates or underlying assumptions materially affects the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The finalization of the unitization and unit operating agreement, which sets out the terms on which the reservoir will be jointly developed, and the outcome of the dispute with the Government of Mexico over decisions taken by SENER with respect to the Zama discovery, could adversely affect the value of the oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties prior to reaching a final investment decision or of our evaluated properties upon reaching a final investment decision.

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

Our oil and natural gas operations in the United States and Mexico are subject to stringent federal, state and/or local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit or other approval before drilling or other regulated activity commences; restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; limit or prohibit exploration or drilling activities on certain lands lying within protected areas or that may affect certain wildlife, including marine species and endangered and threatened species and impose substantial liabilities for pollution resulting from our operations. Additionally, the threat of climate change continues to attract considerable attention in the United States and in foreign countries and the combat of climate change has been made a focal point of the Biden Administration's agenda. See Part I, Items 1 and 2. Business and Properties — Government Regulation — Environmental and Occupational Safety and Health Regulations for more discussion on environmental and worker safety matters. One or more of these developments that impact our oil and natural gas exploration and production activities on the OCS could have a material adverse effect on our business, results of operations and financial condition.

Additional drilling laws, regulations, executive orders and other regulatory initiatives that restrict, delay or prohibit oil and natural gas exploration, development and production activities or access to locations where such activities may occur could have a material adverse effect on our business, financial condition or results of operations.

The Biden Administration has taken a number of actions that may result in stricter environmental, health and safety standards applicable to our operations and those of the oil and gas industry more generally. The Biden Administration issued the “Executive Order on Tackling the Climate Crisis at Home and Abroad” on January 27, 2021 (the “Climate Change Executive Order”). This executive order directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending completion of a review by the Secretary of the Interior of federal oil and gas permitting and leasing practices in light of the Biden Administration’s concerns regarding the impact of these activities on the environment and climate. The Secretary of the Interior completed its review of permitting and leasing practices in November 2021 and issued a report recommending, among other things, an increase in royalty rates and financial assurance requirements. However, litigation concerning the Climate Change Executive Order’s pause on new oil and gas leases is ongoing. In June 2021, the U.S. District Court for the Western District of Louisiana issued a nationwide preliminary injunction barring the Biden Administration from implementing the pause in new federal oil and gas leases. In November 2021, the Biden Administration conducted an offshore lease sale and various industry participants submitted bids for leases in the Gulf of Mexico; however, on January 27, 2022, in litigation brought by Friends of the Earth and other plaintiffs, the U.S. District Court for the District of Columbia vacated the November 2021 lease sale and the related agency decision making process, finding that the BOEM failed to consider the impact on foreign greenhouse gas emissions if the November 2021 lease sale was not held and the court determined that this failure was a violation of the National Environmental Policy Act. Following this decision by the District Court for the District of Columbia vacating the November 2021 lease sale, there is significant uncertainty surrounding whether the sale can be revived and whether the leases for which we were the apparent high bidder will be awarded. While the decision by the District Court for the District of Columbia has been appealed and a motion for expedited hearing has been filed, a decision from the appellate court may not be released until 2023 or beyond. In addition, there is increasing uncertainty regarding the near-term future of Gulf of Mexico lease sales. These lease sales are conducted pursuant to Five-Year Leasing Programs under the Outer Continental Shelf Lands Act. The current Five-Year Leasing Program is set to expire on June 30, 2022. No new Gulf of Mexico lease sales can be held after June 30, 2022, until a new Five-Year Leasing Program is approved, a process which, once begun, can take two to three years to complete. Consequently, it is uncertain whether a new Five-Year Leasing Program and subsequent lease sales will be conducted during the current Biden Administration. Additionally, any new Five-Year Leasing Program would likely be subject to heightened environmental review.

Over the past decade, BSEE and BOEM, primarily under the Obama Administration, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. While actions by BSEE or BOEM under the Trump Administration sought to mitigate or delay certain of those more rigorous standards, the Biden Administration could reconsider rules and regulatory initiatives implemented under the previous administration and replace them with more stringent requirements and also provide more rigorous enforcement of existing regulatory requirements. Compliance with any added or more stringent regulatory requirements or enforcement initiatives and existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, governmental agencies under the Biden Administration may continue evaluating aspects of safety and operational performance in the U. S. Gulf of Mexico that may result in new, more restrictive requirements.

These regulatory actions, or any new laws, executive orders, regulations or other legal or enforcement initiatives, that impose increased costs or more stringent operational standards could delay or disrupt our operations, result in increased supplemental bonding and associated costs, and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in suspension or cancellation of leases. Also, if material spill incidents were to occur in the future, the United States or other countries where such an event may occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws or regulations on our drilling and production operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

See Part I, Items 1 and 2. Business and Properties — Government Regulation — OCS Regulation for more discussion on orders and regulatory initiatives impacting the oil and natural gas industry on the OCS.

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

The BOEM requires that lessees demonstrate financial strength and reliability according to its regulations or provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS. In 2016, the BOEM under the Obama Administration had sought to implement more stringent and costly standards under the existing federal financial assurance requirements through issuance and implementation of the 2016 NTL, but former President Trump’s Administration first suspended, and then in 2020 rescinded, the implementation of this NTL. Consistent with recommendations made in a November 2021 DOI report on the federal oil and gas leasing program, the Biden Administration could pursue more stringent and financial assurance requirements that could increase our operating costs.

Following the effectiveness of the 2016 NTL, we received orders from the BOEM in late 2016 directing us to provide additional financial assurance in material amounts relating to our OCS properties. We entered into discussions with the BOEM regarding the requested additional financial security and submitted a proposed tailored plan for the posting of additional financial security to the agency for review. However, as the Trump Administration rescinded the 2016 NTL, the BOEM has taken no action with respect to our previously submitted proposed tailored plan.

The BOEM, now under the Biden Administration, could in the future make new demands for additional financial assurances in material amounts relating to the decommissioning of our OCS properties. The BOEM may reject our proposals to satisfy any such additional financial assurance coverage and make demands that exceed our capabilities.

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

In the event that the BOEM issues a new NTL or proposes and finalizes new regulations similar to or more stringent than the 2016 NTL, the likely result could include the loss of supplemental bonding waivers for a large number of operators on the OCS, which could in turn force these operators to seek additional surety bonds and could, consequently, challenge the surety bond market’s capacity for providing such additional financial assurance. Operators who have already leveraged their assets as a result of the declining oil market could face difficulty obtaining surety bonds because of concerns the surety companies may have about the priority of their lien on the operator’s collateral. Moreover, a depressed oil price environment could result in sureties seeking additional collateral to support existing bonds, such as cash or letters of credit, and we cannot provide assurance that we will be able to satisfy collateral demands for future bonds to comply with supplemental bonding requirements of the BOEM. If we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures. All of these factors may make it more difficult for us to obtain the financial assurances required by the BOEM to conduct operations on the OCS. These and other changes to BOEM bonding and financial assurance requirements could result in increased costs on our operations and consequently have a material adverse effect on our business and results of operations.

Our oil and gas operations are subject to various international, foreign and U.S. federal, state and local governmental regulations that materially affect our operations.

Our oil and gas operations are subject to various international, foreign and U.S. federal, state and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Regulated matters include: permits for exploration, development and production operations; limitations on our drilling activities in environmentally sensitive areas, such as marine habitats, and restrictions on the way we can discharge materials and/or GHG emissions into the environment; bonds or other financial responsibility requirements to cover drilling contingencies, well P&A and other decommissioning costs; reports concerning operations, the spacing of wells and unitization and pooling of properties; regulations regarding the rate, terms and conditions of transportation service or the price, terms, and conditions related to the purchase and sale of oil and natural gas; and taxation. Failure to comply with these laws and regulations can result in the assessment of administrative, civil or criminal penalties, the issuance of remedial obligations and the imposition of injunctions limiting or prohibiting certain of our operations. In addition, because we hold federal leases, the federal government requires that we comply with numerous additional regulations applicable to government contractors.

The Ministry of Energy of Mexico has promulgated guidelines to establish procedures for conducting the unitization of shared reservoirs and approving the terms and conditions of unitization and unit operating agreements, as well as the authority to direct parties holding rights in a potentially shared reservoir to appraise and potentially form a unit for development of such reservoir.

Even with the final regulations in place, there are still some uncertainties regarding the unitization process, specifically relating to Block 7 offshore Mexico. In July 2021, SENER designated PEMEX as operator of the Zama unit, just three days after SENER received a letter directly from PEMEX arguing for operatorship. Under Mexico’s own unitization guidelines, SENER was required to “consider the principles of economy, competitiveness, efficiency, legality, transparency, best practices of industry and the best use of hydrocarbons.” In September 2021, we submitted Notices of Dispute to the Government of Mexico relating to the decision taken by SENER. Our aim is to resolve the dispute amicably through consultations and negotiations to achieve a fair and mutually beneficial agreement; however, the outcome of these Notices of Dispute could be adverse to us and affect the value that we are able to recognize from the reservoir discovery.

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

We may experience significant shut-ins and losses of production due to the effects of tropical storms and hurricanes in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico.

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

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational loss-related events. We have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, named U.S. Gulf of Mexico windstorm, oil pollution, construction all risk, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that have to be met prior to recovery, as well as sub-limits or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences, damages or losses. See Part I, Items 1 and 2. Business and Properties – Insurance Matters for more information on our insurance coverage.

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

Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reserves are found. The cost of drilling and completing wells is often uncertain. To the extent we drill additional wells in the U.S. Gulf of Mexico Deepwater and/or in the Gulf Coast deep shelf, our drilling activities increase capital cost. In addition, the geological complexity of the areas in which we have oil and natural gas operations make it more difficult for us to sustain the historical rates of drilling success. Oil and natural gas drilling and production activities may be shortened, delayed or cancelled as a result of a variety of factors, many of which are beyond our control. These factors include:

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

We have an interest in Deepwater fields and may attempt to pursue additional operational activity in the future and acquire additional fields and leases in the Deepwaters of the U.S. Gulf of Mexico. Exploration for oil or natural gas in the Deepwaters of the U.S. Gulf of Mexico generally involves greater operational and financial risks than exploration in the shallower waters of the U.S. Gulf of Mexico conventional shelf. Deepwater drilling generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. For example, the drilling of Deepwater wells requires specific types of drilling rigs with significantly higher day rates and limited availability as compared to the rigs used in shallower water. Deepwater wells often use subsea completion techniques with subsea trees tied back to host production facilities with flow lines. The installation of these subsea trees and flow lines requires substantial time and the use of advanced remote installation mechanics. These operations may encounter mechanical difficulties and equipment failures that could result in cost overruns. Furthermore, the Deepwater operations generally lack the physical and oilfield service infrastructure present in the shallower waters of the U.S. Gulf of Mexico conventional shelf. As a result, a considerable amount of time may elapse between a Deepwater discovery and the marketing of the associated oil or natural gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some reserve discoveries in the Deepwater may never be produced economically.

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

We actively compete with other companies when acquiring new leases or oil and gas properties. For example, new leases acquired from the BOEM are acquired through a “sealed bid” process and are generally awarded to the highest bidder. These additional resources can be particularly important in reviewing prospects and purchasing properties. The competitors may also have a greater ability to continue drilling activities during periods of low oil and gas prices and to absorb the burden of current and future governmental regulations and taxation. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe impacts attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

The loss of our larger customers could materially reduce our revenue and materially adversely affect our business, financial condition and results of operations.

We have a limited number of customers that provide a substantial portion of our revenue. The loss of our larger customers, including Shell Trading (US) Company and Chevron Products Company, could adversely affect our current and future revenue, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our after-tax profitability may also be affected by changes in the relevant tax laws and tax rates, regulations, administrative practices and principles, judicial decisions, and interpretations, in each case, possibly with retroactive effect. In past years, federal and state level legislation in the United States has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. For example, President Biden has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, an increase in the U.S. federal income tax rate applicable to corporations (such as us) from 21%, and the elimination of tax subsidies for fossil fuels. The U.S. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden Administration. Additionally, the U.S. House of Representatives passed legislation in 2021, which includes provisions that would, if ultimately enacted, impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that would impose a minimum tax on book income of certain corporations and an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. U.S. states in which we operate or own assets may also impose new or increased taxes or fees on oil and natural gas extraction. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “Multilateral Instrument”) has entered into force among the jurisdictions that have ratified it, although the United States has not yet become a signatory to the Multilateral Instrument. Such proposed legislative changes and ratification of the Multilateral Instrument in the jurisdictions in which we operate could result in further changes to our global taxation. Additionally, Mexico has enacted tax reform legislation, and a majority of the provisions became effective on January 1, 2020. These tax reforms provided for new and complex provisions that significantly change how Mexico tax entities and operations and are subject to further legislative change and administrative guidance and interpretation, which may differ from our interpretation. Future tax legislative or regulatory changes in the United States, Mexico or in any other jurisdictions in which we operate now or in the future could also adversely impact our after-tax profitability.

A significant portion of our production, revenue and cash flow is concentrated in our Phoenix Field and our Pompano Field. Because of this concentration, any production problems, impacts of adverse weather or inaccuracies in reserve estimates could have a material adverse impact on our business.

For the year ended December 31, 2021, approximately 22% and 15% of our production and 25% and 16% of our total revenue was attributable to our Phoenix Field and our Pompano Field, respectively, both of which are located in the federal waters offshore in the U.S. Gulf of Mexico. This concentration in these fields means that any impact on our production from these fields, whether because of mechanical problems, adverse weather, well containment activities, changes in the regulatory environment or otherwise, could have a material effect on our business. We produce the Phoenix Field through the HP-I, a dynamically positioned floating production facility that is operated by Helix. The HP-I interconnects the Phoenix Field through a production buoy that can be disconnected if the HP-I cannot maintain its position on station, such as in the event of a mechanical problem with the dynamic positioning system or the approach of a hurricane. Because the HP-I may have to be disconnected from the Phoenix Field if circumstances require, our production from the Phoenix Field may be subject to more frequent interruptions than if the Phoenix Field was produced by a more conventional platform.

We are also required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. During the year ended December 31, 2019, Helix dry-docked the HP-I. After conducting sea trials, production resumed in late March 2019, resulting in a total shut-in period of 57 days. The next dry-dock is scheduled for mid-2022 with an estimated shut-in lasting approximately 45 to 60 days.

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

Our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states and in other Mexican offshore areas where we are assessing other exploration opportunities, are subject to regulation by the SENER, the CNH and other Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. See Part I, Items 1 and 2. Business and Properties – Government Regulation – Regulation in Shallow Waters Off the Coast of Mexico and Part I, Items 1 and 2. Business and Properties – Government Regulation – Hydrocarbon Export Regulation in Mexico for additional disclosure relating to the legal requirements imposed by SENER, CNH or other Mexican regulatory bodies to which we may be subject in the pursuit of our operations.

In addition, our operations on oil and natural gas blocks in shallow waters off the coast of Mexico’s Veracruz and Tabasco states and in other Mexican offshore areas where we are assessing other exploration opportunities, are subject to regulation by the ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. See Part I, Items 1 and 2. Business and Properties – Environmental and Occupational Safety and Health Regulations – Environmental Regulation in Shallow Waters Off the Coast of Mexico for additional disclosure relating to the legal requirements imposed by ASEA or other Mexican regulatory bodies to which we may be subject in the pursuit of our operations. The permit holders must comply with requirements relating to insurance, facility construction and design, law compliance, and risk analysis scenarios.

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

Our operations are subject to various risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur and reduce demand for the crude oil and natural gas that we produce.

Climate change continues to attract considerable public, political and scientific attention. In the United States, no comprehensive climate change legislation has been adopted at the federal level, but President Biden has indicated that action to address climate change is an important part of his administration’s agenda. As a result, numerous executive actions and legislative and regulatory initiatives have been made or are likely to be considered by his administration and analogous legal actions are likely to be made or considered at the state, regional or international levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These regulatory efforts have included consideration of cap-and-trade programs, carbon taxes, GHG emissions reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Additionally, the threat of climate change has resulted in increasing political, litigation and financial risks associated with the production of fossil fuels and emissions of GHG. Moreover, climate change activism calling for reduced access to capital, fuel conservation measures, governmental initiatives for renewable energy resources, increasing consumer demand for alternative forms of energy, technological advances in fuel economy and energy generation devices may create new competitive conditions that result in reduced demand for the oil and natural gas we produce. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events. See Part I, Items 1 and 2. Business and Properties – Environmental and Occupational Safety and Health Regulations – Climate Change for additional disclosure relating to risks arising out of the threat of climate change.

The adoption of legislation or regulatory programs to reduce or eliminate future emissions of GHG could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce or eliminate future emissions of GHG could have an adverse effect on our business, financial condition and results of operations. Also, political, financial and litigation risks may result in our restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing the ability to continue to operate in an economic manner. Further, if any such effects of climate changes were to occur, they could have an adverse effect on our financial condition and results of operations.

Increasing attention to ESG matters may impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, and potential consumer use of substitutes to oil and gas commodities may result in increased costs, reduced demand for our products and our services and the products and services of our customers, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for the hydrocarbon products we produce as well as additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

We enhanced and re-named the Board of Directors’ Safety Committee to become the Safety, Sustainability and Corporate Responsibility Committee, which is the primary committee of our Board of Directors responsible for overseeing and managing our ESG initiatives. Committee members are expected to meet quarterly to review the implementation and effectiveness of our ESG programs and policies. Additionally, we have set the following aspirational goals to help strengthen our ESG performance: (i) a 30% reduction in GHG emissions intensity by 2025 with a stretch goal of 40%, as compared to our 2018 GHG emissions intensity baseline; and (ii) increased to 20% the ESG metrics component of our management’s annual incentive plan, which includes key initiatives aimed at GHG emissions reduction and health and safety performance. We note, however, that despite our governance changes we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve our GHG emission intensity reduction or other ESG-related aspirational goals, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such goals. Additionally, to the extent we meet such targets, they may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. We and other companies in our industry publish sustainability reports that are made available to investors. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Additionally, certain institutional lenders may decide not to provide funding to us based on ESG concerns, which could adversely affect our financial condition and access to capital for potential growth projects. To the extent ESG matters negatively impact our reputation, we may also be unable to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. For example, in September 2021, we experienced negative publicity relating to an oil release in the U.S. Gulf of Mexico, off the coast of Port Fourchon, Louisiana. Although we were a prior lessee of the block in question, had ceased production in the area in 2017 and had removed all pipeline infrastructure by 2019, the resulting publicity may have had a negative impact on us.

Similar or further such negative publicity in the future relating to U.S. Gulf of Mexico operations generally, or our operations specifically, may expose us to adverse consequences. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could materially adversely affect our business, financial position, results of operations, cash flows, growth prospects and stock price.

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

We may be unable to pursue our CCS business, either wholly or in significant measure, which could have a material adverse effect on our business, results of operations and financial condition.

Our CCS business strategy envisions the construction and operation of one or more CCS projects within the next two to three years, utilizing anthropogenic CO2 generated by industrial emitters along the Texas and Louisiana Gulf Coast. CCS projects currently being actively evaluated include a Texas GLO carbon storage project located in Jefferson County, Texas, for which we were selected together with our partner Carbonvert Inc. by the agency in October 2021 as a winning bidder to pursue this project, and a commercial carbon storage venture entered into in November 2021 with Freeport LNG to be located along the Texas Gulf Coast adjacent to our co-venturer’s LNG natural gas pre-treatment facilities near Freeport, Texas. In February 2022, we entered into a lease agreement along the Mississippi River Corridor in eastern Louisiana to develop a carbon capture, transportation and sequestration joint service along with EnLink Midstream, LLC. Our goal is that CCS projects, such as these three, will eventually enable us to offset some or all of our annual net CO2 emissions while delivering an economic return. However, the successful development of such projects is dependent on various economic, regulatory and operational factors, the failure of which to satisfy wholly or in significant measure any one or more of such factors could have a material adverse impact on our business, results of operations and financial condition.

The successful development of our CCS projects is dependent upon our ability to benefit from certain financial incentives available with respect to CCS projects. The U.S. Congress has incentivized the development of CCS projects through the establishment of the Section 45Q tax credit, which provides a tax credit for qualified CO2 that is captured using carbon capture equipment and that is disposed of in secure geological storage. Unless legislation is passed that allows for the direct cash payment of Section 45Q tax credits, our ability to benefit from Section 45Q tax credits is dependent upon us having a tax liability against which to utilize such credits or our ability to indirectly benefit from such credits through contractual arrangements with parties that are able to utilize such credits. Additionally, we will benefit from Section 45Q tax credits only if we own carbon capture equipment that captures qualified CO2 that we physically or contractually capture and securely store or if another party that owns carbon capture equipment elects to pass through Section 45Q tax credits to us and we dispose of the qualified CO2. While we intend to utilize Section 45Q tax credits in an economically beneficial manner, the market with respect to Section 45Q credits is developing and there can be no assurance that we will be able to effectively benefit from such tax credits. Section 45Q tax credits are also subject to recapture with respect to any CO2 that ceases to be disposed of in secure storage, which recapture is treated as an increase in tax liability for the year in which the recapture occurs. The recapture period for Section 45Q tax credits is limited to a 3-year lookback period preceding the date that sequestered CO2 escapes from its secure storage.

Additionally, the Section 45Q tax credits may be reduced, modified or eliminated as a matter of legislative or regulatory policy. There can be no assurance that the tax credits under Section 45Q will not be reduced, modified, or eliminated in the future. Any such reduction, modification or elimination of Section 45Q tax credits, or our inability to enter into arrangements to utilize Section 45Q tax credits, could materially reduce our ability to develop CCS projects and, as a result, may adversely impact our business, results of operations and financial condition. Even if we are able to benefit from Section 45Q tax credits, we may determine that additional financial incentives are required for our CCS projects to be economical. If such additional incentives do not emerge, we may not be able to achieve an economic return from our CCS business or, alternatively, the construction or operation of our CCS projects may be substantially delayed, unprofitable or otherwise infeasible. Another emerging financial incentive for CCS projects may be the approximately $1.2 trillion infrastructure bill signed by President Biden in November 2021, which includes a provision for approximately $2.5 billion to expand the U.S. Department of Energy’s Carbon Storage Validation and Testing program to include large-scale commercialization of new or expanded carbon sequestration projects and CO2 transport infrastructure. However, the applicability of the financial incentives in the infrastructure bill to our projects is uncertain at this time and there is no assurance that we would qualify for such incentives in the pursuit of our CCS projects or that such credits would be adequate for our CCS project needs.

Additionally, successful development of CCS projects in the United States requires that we comply with what we anticipate will be a stringent regulatory scheme requiring that we obtain certain permits applicable to subsurface injection of CO2 for geologic sequestration. Moreover, as operator of our CCS projects, we must demonstrate and maintain levels of financial assurance sufficient to cover the cost of corrective action, injection well plugging, post injection site care and site closure, and emergency and remedial response. As CCS and carbon management represent an emerging sector, regulations may evolve rapidly, which could impact the feasibility of one or more of our anticipated projects. There is no assurance that we will be successful in obtaining permits or adequate levels of financial assurance for one or more of our CCS projects or that permits can be obtained on a timely basis, whether due to difficulty with the technical demonstrations required to obtain such permits, public opposition or otherwise. Separately, permitting CCS projects also requires obtaining a number of other permits and approvals unrelated to subsurface injection from various U.S. federal and state agencies, such as for air emissions or impacts to environmental, natural, historic or cultural resources resulting from the construction and operation of a CCS facility. To the extent regulatory requirements are imposed, are amended or more stringently enforced, we may incur additional costs in the pursuit of one or more of our CCS projects, which costs may be material or may render any one or more of our CCS projects uneconomical.

Development of successful CCS projects will also require satisfying certain operational factors, such as locating a suitable source of anthropogenic CO2 and reaching suitable agreements to capture that CO2. Such agreements are complex and may involve allocation of not only fees but also various credits, incentives and environmental attributes associated with the storage of CO2. Not all emission sources produce sufficiently large quantities of pure or relatively pure streams of CO2, or have installed equipment to capture such CO2, so as to be usable in one or more of our CCS projects. As a result, we cannot assure whether we will be able to procure sufficient quantities of CO2 on terms that are acceptable to us, and the failure to do so may have a material impact on our ability to execute our CCS strategy. Additionally, development of successful CCS projects will require infrastructure to transport CO2 between the source and our CCS sites. In project areas with existing CO2 transportation pipelines, this may require reaching an agreement on CO2 transportation with operators of CO2 pipelines within the regions in which we operate. Inability to reach a suitable agreement may render a project uneconomical or impracticable. Separately, if no CO2 pipelines exist in proposed project areas, or if existing pipelines do not extend to one or more of our project sites, we may be required to convert existing pipelines, or build new CO2 pipelines or lateral connections, which may be subject to various environmental and other permitting requirements as well as third party easements, which may render one or more projects uneconomical. We will also need to build the required equipment on a timely basis and at a cost that is economically viable. Additionally, complex recordkeeping and GHG emissions/sequestration accounting may be required in connection with one or more of our projects, which may increase the costs of such operations. Different methodologies may be required for various regulatory and non-regulatory accounts regarding GHG emissions/sequestration at one or more of our projects, including but not limited to, compliance with the EPA’s mandatory Greenhouse Gas Reporting Program. Furthermore, as CCS may be viewed as a pathway to the continued use of fossil fuels, notwithstanding that CO2 emissions are intended to be captured, there may be organized opposition to CCS, including as it relates to our projects.

In consideration of the above matters, we anticipate, but can provide no assurance, that we will be able to execute upon our CCS business strategy in the future. Any failure by us to achieve such expectations in whole or any significant measure could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Capital Structure and Ownership of our Common Stock

Our debt level and the covenants in our current or future agreements governing our debt, including our Bank Credit Facility and the indenture for our 12.00% Second-Priority Senior Secured Notes, could negatively impact our financial condition, results of operations and business prospects. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

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

Our level of indebtedness, and the covenants contained in the agreements governing our debt, including the Bank Credit Facility and the indenture for our 12.00% Second-Priority Senior Secured Notes due January 2026 (the “12.00% Notes”) of Talos Production Inc. (the “Issuer”), have important consequences on our operations, including:

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

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. Sustained low oil and natural gas prices have a material and adverse effect on our liquidity position. Our cash flow is highly dependent on the prices we receive for oil and natural gas.

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

We may not have sufficient funds to make such repayments. If we do not repay our debt out of cash on hand, we could attempt to restructure or refinance such debt, reduce or delay investments and capital expenditures, sell assets, or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets are available to pay or refinance such debt. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of our debt, including our Bank Credit Facility and the indenture for our 12.00% Notes, may also prohibit us from taking such actions. Factors that affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing or sale of assets. We cannot assure you that any such offerings, restructuring, refinancing or sale of assets would be successfully completed.

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

If low oil and natural gas prices, operating difficulties, declines in reserves or other factors, many of which are beyond our control, cause our revenues, cash flows from operating activities, and the borrowing base under our Bank Credit Facility to decrease, we may be limited in our ability to fund the capital necessary to complete our capital expenditure program. After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot be sure that additional debt or equity financing will be available, and we cannot be sure that cash flows provided by operations will be sufficient to meet these requirements. For example, the ability of oil and gas companies to access the equity and high yield debt markets has been, and continues to be, significantly limited.

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

We have divested, as assignor, various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers, as assignees, typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws such as the OCSLA could impose joint and several strict liability and require predecessor assignors, such as us, to assume such obligations. As of December 31, 2021, we have accrued $3.8 million and $20.6 million in obligations reflected as “Other current liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies and Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitments and Contingencies for more information.

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

The interests of the Riverstone Funds may differ from the interests of our other stockholders.

As of December 31, 2021, entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) beneficially owned and possessed voting power over 24.7% of our common stock. Under the Stockholders’ Agreement, the Riverstone Funds may acquire additional shares of our common stock without the approval of our Independent Directors as defined in that certain Stockholders’ Agreement, dated as of May 10, 2018 (the “Stockholders’ Agreement”).

Through the provisions set forth in our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws and the Stockholders’ Agreement, the Riverstone Funds currently have the ability to designate certain members of our Board of Directors.

The Riverstone Funds also have significant influence over all other matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law, and corporate governance, subject to the terms of the Stockholders’ Agreement. The Riverstone Funds may have different interests than other holders of our common stock and may make decisions adverse to your interests.

Among other things, the Riverstone Funds’ concentration of voting power could delay or defer a sale of us that many of our other stockholders support. This concentration of voting power could discourage a potential investor from seeking to acquire our common stock and, as a result, might harm the market price of our common stock.

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
•
permits the funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), the Riverstone Funds, and any of our officers or directors who is also an officer, director, employee, managing director, or other affiliate of the Apollo Funds or the Riverstone Funds to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•
provides that if the Apollo Funds, the Riverstone Funds, or any of our officers or directors who is also an officer, director, employee, managing director or other affiliate of the Apollo Funds or the Riverstone Funds becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that director or officer in writing solely in his or her capacity as an director or officer of us), that director or officer will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to any other entity or individual and that director or officer will not be deemed to have acted in a manner inconsistent with his or her fiduciary duty to us or our stockholders.

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

Legal proceedings are subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of some of these matters and may be unable to estimate a range of possible losses or any minimum loss from such matters. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitments and Contingencies for more information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the NYSE under the symbol “TALO”.

Holders of Record

Pursuant to the records of our transfer agent, as of February 17, 2022, there were approximately 152 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Stockholder Return Performance Presentation

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of our common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for May 10, 2018 through December 31, 2021. The graph assumes that $100 was invested in our common stock and each index on May 10, 2018 and that dividends were reinvested.

	May 10, 2018	2018	2019	2020	2021
Talos Energy Inc.	$100	$45	$83	$23	$27
S&P 500 Index	$100	$93	$123	$145	$187
Dow Jones U.S. Exploration & Production Index	$100	$71	$78	$53	$93

The performance graph and the information contained in this section is not “soliciting material,” is being “furnished” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15. Exhibits and Financial Statement Schedules; Part I, Items 1 and 2. Business and Properties; Part I, Item 1A. Risk Factors; and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk. This discussion and analysis contains forward-looking statements that involve risk and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

This section of this Annual Report generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 11, 2021.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the U.S. Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of future carbon capture and storage opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce industrial emissions through our carbon capture and storage collaborative arrangements along the coast of the U.S. Gulf of Mexico.

We have historically focused our operations in the U.S. Gulf of Mexico because of our deep experience and technical expertise in the basin, which maintains favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic and geophysical databases, extensive infrastructure and an attractive and robust asset acquisition market. Additionally, we have access to state-of-the-art three-dimensional seismic data, some of which is aided by new and enhanced reprocessing techniques that have not been previously applied to our current acreage position. We use our broad regional seismic database and our reprocessing efforts to generate a large and expanding inventory of high-quality prospects, which we believe greatly improves our development and exploration success. The application of our extensive seismic database, coupled with our ability to effectively reprocess this seismic data, allows us to both optimize our organic drilling program and better evaluate a wide range of business development opportunities, including acquisitions and collaborative arrangement opportunities, among others.

In order to determine the most attractive returns for our drilling program, we employ a disciplined portfolio management approach to stochastically evaluate all of our drilling prospects, whether they are generated organically from our existing acreage, an acquisition or joint venture opportunities. We add to and reevaluate our inventory in order to deploy capital as efficiently as possible.

Outlook

During 2021, commodity prices experienced significant improvement, particularly crude oil prices, due to a confluence of factors that have provided positive developments to the overall pricing environment when compared to 2020. With some exceptions, pandemic-related travel restrictions have gradually eased as governments continue to have increasing access to vaccines that help reduce the spread of COVID-19. As restrictions continue to abate, there is renewed emphasis on improving economic activity to pre-pandemic levels while managing the risk of a resurgence in COVID-19. Meanwhile, commodity prices demonstrated resiliency during the year. Producers continued to show restraint in increasing their capital expenditures even as prices increased, thereby causing a muted response in supply as demand for commodities increased. Additionally, OPEC Plus remained committed to modest increases in production during the year as the global economy recovered.

While the current outlook for commodity prices is favorable and our operations are no longer significantly impacted by confinement restrictions, the risk of disruption to our operations continues as the emergence of a new variant of COVID-19 could adversely impact our operations, or commodity prices could significantly decline from current levels. The ongoing COVID-19 outbreak continues to evolve and, during the fourth quarter of 2021, a new variant emerged, the Omicron variant. It is difficult to assess if it will cause meaningful disruptions in economic activity across the world and if there will be any significant impacts in demand for energy. Additionally, while OPEC Plus remained committed to steady and predictable production increases throughout 2021, it is difficult to determine whether it will change its production output policy or whether its members will remain committed to the production quotas set by the organization.

In January 2022, the Energy Information Administration published its short-term energy outlook. WTI spot prices are expected to average $71.32 per Bbl for 2022. Global oil production is forecasted to outpace global oil consumption during 2022 resulting in rising global oil inventories. Oil market balances are subject to significant uncertainties which could keep oil prices volatile. Henry Hub spot prices are expected to average $3.82 per MMBtu in the first quarter of 2022 and average $3.79 per MMBtu for all of 2022.

Looking at external events impacting the oil and gas industry, the focus on the transition and evolution to cleaner forms of energy continues to accelerate as governments across the world discuss how to reduce GHG emissions. Governments will continue to emphasize the importance of utilizing cleaner sources of energy and industry-wide investments in renewables and carbon capture and storage in order to meet the emission reduction targets that will limit the impact of GHG emissions. We believe that the pressure on our industry to manage its carbon footprint will continue to grow as governments find ways to meet their carbon reduction targets. We see the transition to providing cleaner forms of energy as an opportunity to position ourselves to support our industry's efforts to reduce our carbon footprint through the use of commercially available technologies that allow us to capture and store significant volumes of CO2.

Significant Developments

The following encompasses significant developments since our Annual Report on Form 10-K for the year ended December 31, 2020:

Carbon Capture Initiatives — On February 15, 2022, we announced our entry into (i) a lease agreement for a major carbon capture and sequestration project along the Mississippi River industrial corridor and (ii) a memorandum of understanding with EnLink Midstream, LLC to jointly develop a carbon capture, transportation and sequestration joint service offering focused on the Mississippi River industrial corridor. See Part I, Items 1 and 2. Business and Properties — Carbon Capture & Sequestration for additional information regarding this project and previously announced projects.

Eugene Island Pipeline System — We have experienced approximately 30 days of unplanned third-party downtime to date in the first quarter of 2022 resulting from maintenance of the Eugene Island Pipeline System, which carries our production from the HP-I and Green Canyon 18 facilities. As of the filing of this Annual Report, the shut-in has resulted in a production impact of approximately 3.5 to 4.0 MBoepd for the first quarter of 2022 or 0.8 to 1.0 MBoepd for the full year 2022.

Zama Update — See Part I, Items 1 and 2. Business and Properties — Hydrocarbon Properties — Mexico — Block 7.

Federal Lease Sale — In November 2021, we announced that we were named as the high bidder on ten Deepwater blocks comprising 57,600 acres, or 36,720 net acres, for a net total consideration of approximately $4.8 million. As of December 31, 2021, the BOEM has not announced whether we have been awarded these leases. In January 2022, a federal judge invalidated the lease sale, finding that BOEM failed to consider the impact on foreign greenhouse gas emissions if the November 2021 lease sale was not held and the court determined that this failure was a violation of the National Environmental Policy Act.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

LLOG Asset Acquisition — On November 16, 2020, we completed the acquisition of select interests in oil and natural gas assets from LLOG Exploration & Production Company, LLC (the “LLOG Acquisition”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions for more information.

Castex Energy 2005 Asset Acquisition — On August 5, 2020, we completed the acquisition of select interest in oil and natural gas assets from affiliates of Castex Energy 2005 Holdco, LLC (the “Castex 2005 Acquisition”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions for more information.

ILX and Castex Acquisition — On February 28, 2020 we acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate with the entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers” and collectively, the “ILX and Castex Acquisition”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions for more information.

Hurricanes and Tropical Storms — During 2021, production from the U.S. Gulf of Mexico was impacted due to Hurricane Ida. While our assets did not sustain significant damage, the storm impacted key third-party downstream infrastructure, which prevented us from restoring the majority of our production for several weeks. For the year ended December 31, 2021, we estimate deferred production related to this storm was approximately 4.2 MBoepd.

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

Oil prices have benefited from the continuation of coordinated production policies by OPEC Plus and capital discipline by oil and gas producers. Despite the recent upswing in oil prices, we believe that commodity prices will remain cyclical and volatile. During January 1, 2021 through December 31, 2021, the daily spot prices for NYMEX WTI crude oil ranged from a high of $85.64 per Bbl to a low of $47.47 per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu. The spread between the high and low natural gas prices was caused by a severe winter storm that precipitated both an immediate constraint in the supply of and a significant increase in the demand for natural gas. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments for more additional information regarding our commodity derivative positions as of December 31, 2021.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. During 2021, 2020 and 2019 our ceiling test computations for our U.S. oil and gas properties resulted in a write down of nil, $267.9 million and nil, respectively. At December 31, 2021, the Company’s ceiling test computation was based on SEC pricing of $67.14 per Bbl of oil, $3.71 per Mcf of natural gas and $26.62 per Bbl of NGLs.

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

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The finalization of the unitization and unit operating agreement, which sets out the terms on which the Block 7 reservoir will be jointly developed, and the outcome of the dispute with the Government of Mexico over decisions taken by SENER with respect to the Zama discovery could adversely affect the value of the oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties prior to reaching a final investment decision or of our evaluated properties upon reaching a final investment decision. We recorded an impairment of $18.1 million for our unproved property investment in Block 31 during the year ended December 31, 2021. See Part I, Items 1 and 2. Business and Properties — Hydrocarbon Properties — Mexico — Block 31 for additional information.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the HP-I that is operated by Helix. Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the United States Coast Guard, during which time we are unable to produce the Phoenix Field. The next dry-dock is scheduled for mid-2022 with an estimated shut-in lasting approximately 45 to 60 days.

BOEM Bonding Requirements — In 2016, the BOEM issued the 2016 NTL, which bolstered supplemental bonding requirements. The NTL was not fully implemented as the BOEM under the Trump Administration first paused, and then in 2020 rescinded, this NTL.

The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder, as a result of the implementation of a new NTL analogous to the 2016 NTL to the extent finalized, as well as to the provisions of any other new, more stringent NTLs or final rules on supplemental bonding published by the BOEM under the Biden Administration, could materially and adversely affect our financial condition, cash flows and results of operations. Moreover, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities and the Biden Administration may elect to pursue more stringent supplemental bonding requirements.

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

Basis of Presentation

Sources of Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs, that are extracted from our natural gas during processing. Our oil, natural gas and NGL revenues do not include the effects of derivatives, which are reported in “Price risk management activities income (expense)” on our Consolidated Statements of Operations. The following table presents a breakout of each revenue component:

	Year Ended December 31,
	2021	2020	2019
Oil	86%	88%	92%
Natural gas	10%	9%	6%
NGL	4%	3%	2%

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

	Year Ended December 31,
	2021	2020	2019
Oil:
NYMEX WTI high per Bbl	$81.48	$57.52	$63.86
NYMEX WTI low per Bbl	$52.01	$16.55	$51.38
Average NYMEX WTI per Bbl	$67.99	$39.16	$56.98
Average oil sales price per Bbl (including commodity derivatives)	$49.67	$47.36	$59.23
Average oil sales price per Bbl (excluding commodity derivatives)	$65.86	$37.09	$60.17
Natural Gas:
NYMEX Henry Hub high per MMBtu	$5.51	$2.61	$3.11
NYMEX Henry Hub low per MMBtu	$2.62	$1.63	$2.22
Average NYMEX Henry Hub per MMBtu	$3.91	$2.03	$2.56
Average natural gas sales price per Mcf (including commodity derivatives)	$3.11	$2.00	$2.55
Average natural gas sales price per Mcf (excluding commodity derivatives)	$3.98	$1.87	$2.37
NGLs:
NGL realized price as a % of average NYMEX WTI	39%	25%	28%

To achieve more predictable cash flow, and to reduce exposure to adverse fluctuations in commodity prices, we enter into commodity derivative arrangements for a portion of our anticipated production. By removing a significant portion of price volatility associated with our anticipated production, we believe it will mitigate, but not eliminate, the potential negative effects of reductions in oil and natural gas prices on our cash flow from operations for those periods. However, our price risk management activity may also reduce our ability to benefit from increases in prices. We will sustain losses to the extent our commodity derivatives contract prices are lower than market prices and, conversely, we will sustain gains to the extent our commodity derivatives contract prices are higher than market prices.

We will continue to use commodity derivative instruments to manage commodity price risk in the future. Our hedging strategy and future hedging transactions will be determined in accordance with both our Bank Credit Facility and Hedging Policy and may be different from what we have done on a historical basis.

Expenses

Lease Operating Expense — Lease operating expense consists of the daily costs incurred to bring oil, natural gas and NGLs out of the underground formation and to the market, together with the daily costs incurred to maintain our producing properties. Expenses for direct labor, insurance, a portion of the HP-I lease, materials and supplies, rental and third party costs comprise the most significant portion of our lease operating expense. It further consists of costs associated with major remedial operations on completed wells to restore, maintain or improve the well’s production. Because the amount of workover and maintenance expense is closely correlated to the levels of workover activity, which is not regularly scheduled, workover and maintenance expense is not necessarily comparable from period-to-period. There is a reduction in our lease operating expenses for production handling fees related to certain reimbursements for costs from certain third parties.

Production Taxes — Production taxes consist of severance taxes levied by the Louisiana Department of Revenue on production of oil and natural gas from land or water bottoms within the boundaries of the state of Louisiana.

Depreciation, Depletion and Amortization expense — Depreciation, depletion and amortization expense is the expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas reserves. We use the full cost method of accounting for oil and natural gas activities. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies for further discussion.

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

General and Administrative Expense — General and administrative expense generally consists of costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production operations, bad debt expense, equity-based compensation expense, audit and other fees for professional services and legal compliance.

Interest Expense — We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our Bank Credit Facility and term-based debt. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest includes interest incurred under our debt agreements, the amortization of deferred financing costs (including origination and amendment fees), commitment fees, imputed interest on our capital lease, performance bond premiums and annual agency fees. Interest expense is net of capitalized interest on expenditures made in connection with exploratory projects that are not subject to current amortization.

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

Results of Operations

Revenues

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenues:
Oil	$1,064,161	$506,788	$557,373
Natural gas	130,616	53,714	76,902
NGL	49,763	15,434	34,329
Total revenues	$1,244,540	$575,936	$668,604

Total Production Volumes:
Oil (MBbls)	16,159	13,665	2,494
Natural gas (MMcf)	32,795	28,652	4,143
NGL (MBbls)	1,875	1,559	316
Total production volume (MBoe)	23,500	19,999	3,501

Daily Production Volumes by Product:
Oil (MBblpd)	44.3	37.3	7.0
Natural gas (MMcfpd)	89.8	78.3	11.5
NGL (MBblpd)	5.1	4.3	0.8
Total production volume (MBoepd)	64.4	54.7	9.7

Average Sale Price per Unit:
Oil (per Bbl)	$65.86	$37.09	$28.77
Natural gas (per Mcf)	$3.98	$1.87	$2.11
NGL (per Bbl)	$26.54	$9.90	$16.64
Price per Boe	$52.96	$28.80	$24.16
Price per Boe (including realized commodity derivatives)	$40.61	$35.99	$4.62

The information below provides an analysis of the change in our oil, natural gas and NGL revenues, due to changes in sales prices and production volumes (in thousands):

	Price	Volume	Total
Oil	$464,871	$92,502	$557,373
Natural gas	69,155	7,747	76,902
NGL	31,201	3,128	34,329
Total revenues	$565,227	$103,377	$668,604

Volumetric Analysis — Production volumes increased by 9.7 MBoepd to 64.4 MBoepd for the year ended December 31, 2021. The increase in production volumes was due to an increase of 7.6 MBoepd from the Green Canyon 18 Field, primarily due to the Kaleidoscope and Tokum wells drilled as part of the Green Canyon 18 Field platform rig program. Additionally, production volumes increased 2.1 MBoepd from temporary shut-ins for repairs and maintenance on the Ram Powell Field export riser that were completed in the fourth quarter of 2020.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2021	2020
Lease operating expenses	$283,601	$246,564
Lease operating expenses per Boe	$12.07	$12.33

Total lease operating expenses for the year ended December 31, 2021 increased by approximately $37.0 million, or 15%. We had an overall increase in direct operating expenses and labor costs of $6.2 million due to the temporary shuttering of the non-operated Garden Banks Field, Vermilion Field and High Island Field related to cost cutting measures taken during the second half of 2020 because of the economic environment caused by the COVID-19 pandemic. There was an additional $19.4 million increase attributable to facility and workover expense across our portfolio. Due to the Castex 2005 Acquisition and LLOG Acquisition in the second half of 2020, we had an increase of $12.9 million in total lease operating expenses during the year ended December 31, 2021. On a per unit basis, lease operating expense decreased $0.26 per Boe to $12.07 per Boe primarily due to higher production volumes.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2021	2020
Depreciation, depletion and amortization	$395,994	$364,346
Depreciation, depletion and amortization per Boe	$16.85	$18.22

Depreciation, depletion and amortization expense for the year ended December 31, 2021 increased by approximately $31.6 million, or 9%. This increase was primarily due to increased production of 9.7 MBoepd offset by a decrease of $1.32 per Boe, or 7% in the depletion rate on our proved oil and natural gas properties as a result of the impairment on oil and gas properties in the fourth quarter of 2020.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2021	2020
General and administrative expense	$78,677	$79,175
General and administrative expense per Boe	$3.35	$3.96

General and administrative expense for the year ended December 31, 2021, decreased by approximately $0.5 million, or 1%. Transaction and non-recurring costs were $5.4 million or $0.23 per Boe for 2021, which is a decrease of $9.6 million primarily due to the ILX and Castex Acquisition and Castex 2005 Acquisition in 2020. The decrease was offset with general and administrative expenses of $4.3 million incurred by our emerging carbon capture and sequestration operating segment during the year ended December 31, 2021. Additionally, general and administrative expense includes non-cash equity-based compensation of $11.0 million, or $0.47 per Boe, during the year ended December 31, 2021, which is an increase of $2.1 million. On a per unit basis, general and administrative expense decreased $0.61 per Boe.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Year Ended December 31,
	2021	2020
Write-down of oil and natural gas properties	$18,123	$267,916
Accretion expense	$58,129	$49,741
Other operating (income) expense	$32,037	$(11,550)
Interest expense	$133,138	$99,415
Price risk management activities (income) expense	$419,077	$(87,685)
Other (income) expense	$6,988	$(3,018)
Income tax (benefit) expense	$(1,635)	$35,583

Write-Down of Oil and Natural Gas Properties — Due to our non-consent to the Block 31 appraisal program, we recorded an impairment of $18.1 million for our unproved property investment in Block 31 during the year ended December 31, 2021 as the costs were not recoverable. During the year ended December 31, 2020, we recorded a $267.9 million write-down of our oil and natural gas properties as a result of our ceiling test evaluation for our oil and gas properties in the United States as described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 4 — Property, Plant and Equipment.

Other Operating (Income) Expense — During the year ended December 31, 2021, we recorded $21.1 million of estimated decommissioning obligations primarily as a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitments and Contingencies. Additionally, we recorded an impairment of $5.6 million related to the adjustment of other well equipment inventory to net realizable value, which was expensed and reflected in “Other operating (income) expense” on the Consolidated Statements of Operations. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies.

During the year ended December 31, 2020, we recorded $8.9 million in income related to our multi-year federal royalty refund claim from the ONRR. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies.

Interest Expense — During the year ended December 31, 2021, we recorded $133.1 million of interest expense compared to $99.4 million during the year ended December 31, 2020. The change is primarily a result of the interest associated with the 12.00% Notes issued in January 2021 with an aggregate principal amount of $650.0 million when compared to the interest on the 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) that were redeemed in January 2021. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

Price Risk Management Activities — Price risk management activities for year ended December 31, 2021 resulted in a decrease of approximately $506.8 million, or 578%. The expense of $419.1 million for the year ended December 31, 2021 consisted of $290.2 million in cash settlement losses and $128.9 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The income of $87.7 million for the year ended December 31, 2020 consisted of $143.9 million in cash settlement gains that was offset by $56.2 million in non-cash losses from the decrease in the fair value of our open derivative contracts.

These unrealized gains and losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through December 2023, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas.

Other (Income) Expense — During the year ended December 31, 2021, we recorded a $13.2 million loss on extinguishment of debt as a result of the redemption of the 11.00% Notes further discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt. This was partially offset by a $4.4 million gain as a result of the settlement related to the Whistler Acquisition that is further discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 11 — Related Party Transactions.

Income Tax Benefit (Expense) — During the year ended December 31, 2021, we recorded $1.6 million of income tax benefit compared to $35.6 million of income tax expense during the year ended December 31, 2020. The change is primarily a result of the recognition of a valuation allowance for its excess federal and state deferred tax assets in the year ended December 31, 2020. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 9 — Income Taxes.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitments and Contingencies. Additionally, we are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuit with certainty, but our management believes it is remote that any such pending or threatened lawsuit will have a material adverse impact on our financial condition. See Part I, Item 3. Legal Proceedings for additional information.

Due to the nature of our business, we are, from time-to-time, involved in other routine litigation or subject to disputes or claims related to business activities, including workers’ compensation claims, employment related disputes and civil penalties by regulators. In the opinion of our management, none of these other pending litigations, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Part I, Item 3. Legal Proceedings for additional information.

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

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(182,952)	$(465,605)	$58,729
Interest expense	133,138	99,415	97,847
Income tax expense (benefit)	(1,635)	35,583	(36,141)
Depreciation, depletion and amortization	395,994	364,346	345,931
Accretion expense	58,129	49,741	34,389
EBITDA	402,674	83,480	500,755
Write-down of oil and natural gas properties	18,123	267,916	12,221
Transaction and other expenses(1)	26,941	14,917	7,460
Derivative fair value (gain) loss(2)	419,077	(87,685)	95,337
Net cash received (paid) on settled derivative instruments(2)	(290,164)	143,905	(8,820)
(Gain) loss on debt extinguishment	13,225	(1,662)	132
Non-cash write-down of other well equipment inventory	5,606	699	165
Non-cash equity-based compensation expense	10,992	8,669	6,964
Adjusted EBITDA	$606,474	$430,239	$614,214

(1)
Includes transaction-related expenses, restructuring expenses, cost saving initiatives and other miscellaneous income and expenses.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has increased since December 31, 2020 primarily due to an increase of $120.5 million in liabilities from price risk management activities. As of December 31, 2021, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $472.6 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the year ended December 31, 2021 (in thousands):

U.S. drilling & completions	$129,441
Mexico appraisal & exploration	921
Asset management	90,000
Seismic and G&G, land, capitalized G&A and other	50,472
Total capital expenditures	270,834
Plugging & abandonment	67,988
Total capital expenditures and plugging & abandonment	$338,822

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2022 capital spending program of $450.0 million to $480.0 million, of which approximately $30.0 million is allocated to CCS. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$411,388	$301,923
Investing activities	$(293,747)	$(678,904)
Financing activities	$(82,022)	$324,192

Operating Activities — Cash provided by operating activities increased $109.5 million in 2021 compared to 2020 primarily attributable to an increase in revenues net of lease operating expense of $631.6 million. This was offset by an increase in cash payments on derivatives of $434.1 million, interest expense of $33.7 million and settlements of asset retirement obligations of $24.1 million.

Investing Activities — Cash used in investing activities decreased $385.2 million in 2021 compared to 2020 primarily due to a decrease in payments for acquisitions of $310.6 million and in capital expenditures of $69.6 million.

Financing Activities — Cash used in financing activities increased $406.2 million in 2021 compared to 2020. During 2021, the issuance of the 12.00% Notes in January 2021 generated $579.0 million after original discount and deferred financing costs. The net proceeds from the 12.00% Notes funded the $356.8 million redemption of the 11.00% Notes and reduced the indebtedness under the Bank Credit Facility by $175.0 million in the first quarter of 2021. Indebtedness under the Bank Credit Facility was then further reduced by $90.0 million during the remainder of 2021.

During 2020, net borrowings under the Bank Credit Facility was $290.0 million and proceeds from the issuance of common stock was $71.1 million. These cash inflows were primarily offset by finance lease payments of $17.5 million and other deferred payments of $11.9 million.

Overview of Debt Instruments

Financing Arrangements — As of December 31, 2021, total debt, net of discount and deferred financing costs, was approximately $962.7 million, comprised of our $650.0 million aggregate principal amount of the 12.00% Notes and $6.1 million aggregate principal amount of our 7.50% Senior Notes due 2022 issued by Stone (“7.50% Notes”), and $367.8 million outstanding under our Bank Credit Facility. We were in compliance with all debt covenants at December 31, 2021. For additional details on our debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

Bank Credit Facility – matures November 2024 — We maintain a Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. For additional details on our Bank Credit Facility, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

12.00% Second-Priority Senior Secured Notes—due January 2026 — The 12.00% Notes were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the “Parent Guarantor”); Talos Production Inc. (the “Issuer”); the Subsidiary Guarantors (defined below); and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature on January 15, 2026 and have interest payable semi-annually each January 15 and July 15, commencing on July 15, 2021. We made an interest payment of $39.0 million on January 14, 2022. For additional details on the 12.00% Notes, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

Redemption of the 11.00% Second-Priority Senior Secured Notes—due April 2022 — On January 13, 2021, we redeemed the 11.00% Notes using the proceeds from the issuance of the 12.00% Notes. For additional details on this redemption, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

7.50% Senior Notes – due May 2022 — The 7.50% Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. For additional details on the 7.50% Notes, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt.

Guarantor Financial Information — We own no operating assets and have no operations independent of our subsidiaries. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Issuer’s present and future direct or indirect wholly owned material domestic subsidiaries (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”) that guarantees the Issuer’s senior reserve-based revolving credit facility. Our non-domestic subsidiaries (the “Non-Guarantors”) are 100% owned by us but do not guarantee the 12.00% Notes.

In lieu of providing separate financial statements for the Issuer and the Guarantors, we have presented the accompanying supplemental summarized combined balance sheet and income statement information for the Issuer and the Guarantors on a combined basis after elimination of intercompany transactions and amounts related to investment in any subsidiary that is a Non-Guarantor.

The following table presents the balance sheet information for the respective periods (in thousands):

	Year Ended December 31,
	2021	2020
Current assets	$330,415	$231,669
Non-current assets	2,305,855	2,444,886
Total assets	$2,636,270	$2,676,555

Current liabilities	$598,062	$438,340
Non-current liabilities	1,405,382	1,459,816
Talos Energy Inc. stockholdersʼ equity	632,826	778,399
Total liabilities and stockholdersʼ equity	$2,636,270	$2,676,555

The following table presents the income statement information (in thousands):

Year Ended December 31, 2021
Revenues	$1,244,540
Costs and expenses	(1,398,306)
Net loss	$(153,766)

Material Cash Requirements — We are party to various contractual obligations. Some of these obligations may be reflected in our accompanying Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Consolidated Financial Statements.

The following table and discussion summarizes our material cash requirements from known contractual obligations as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total(4)
Long-term financing obligations:
Debt principal	$6,060	$—	$375,000	$—	$650,000	$—	$1,031,060
Debt interest	93,785	93,596	91,733	78,000	3,250	—	360,364
Vessel commitments(1)	29,710	—	—	—	—	—	29,710
Derivative liabilities	186,526	13,938	—	—	—	—	200,464
Operating lease obligations	3,712	3,652	3,454	3,519	3,584	9,258	27,179
Finance lease(2)	45,000	18,750	—	—	—	—	63,750
Purchase obligations(3)	3,153	—	—	—	—	—	3,153
Total contractual obligations(4)	$367,946	$129,936	$470,187	$81,519	$656,834	$9,258	$1,715,680

(1)
Includes commitments for drilling rigs we will utilize for certain Deepwater well intervention and decommissioning activities. These commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs.
(2)
Lease agreement for the HP-I floating production facility in the Phoenix Field.
(3)
Includes committed purchase orders to execute planned future drilling activities.
(4)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $434.0 million as of December 31, 2021. For additional information regarding these liabilities, please see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 4 — Property, Plant and Equipment. Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see please see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitment and Contingencies.

Performance Obligations — As of December 31, 2021, we had secured performance bonds from third party sureties and letters of credit issued under its Bank Credit Facility primarily related to P&A of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico PSCs totaling approximately $724.4 million and $13.6 million, respectively.

For additional information about certain of our obligations and contingencies, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Commitments and Contingencies.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those estimates that require complex or subjective judgment in the application of the accounting policy and that could significantly impact our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. Our management has identified the following critical accounting estimates. Our significant accounting policies are described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies.

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

Capitalized costs associated with proved reserves are amortized on a country-by-country basis over the life of the total proved reserves using the unit of production method, computed quarterly. Conversely, capitalized costs associated with unproved properties and related geological and geophysical costs, exploration wells currently drilling and capitalized interest are initially excluded from the amortizable base. The Company transfers unproved property costs into the amortizable base when properties are determined to have proved reserves or when the Company has completed an unproved properties evaluation resulting in an impairment. The Company evaluates each of these unproved properties individually for impairment at least quarterly. Additionally, the amortizable base includes future development costs, dismantlement, restoration and abandonment costs, net of estimated salvage values, and geological and geophysical costs incurred that cannot be associated with specific unproved properties or prospects in which the Company owns a direct interest. The Company capitalizes overhead costs that are directly related to exploration, acquisition and development activities.

The Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling for U.S. oil and gas properties are recognized as a non-cash “Write-down of oil and natural gas properties” on the Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Consolidated Balance Sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. The Company performs this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, the Company utilizes SEC Pricing when performing the ceiling test. The Company also holds prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period.

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

Fair Value Measure of Financial Instruments — Our financial instruments generally consisted of cash and cash equivalents, accounts receivable, commodity derivatives, accounts payable and debt as of December 31, 2021. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the highly liquid nature of these instruments.

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

•
Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statement.
•
Level 3 — Inputs to the valuation methodology are unobservable (little or no market data), which require us to develop our own assumptions, and are significant to the fair value measurement.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The valuation techniques are as follows:

•
Market Approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•
Cost Approach — Amount that would be required to replace the service capacity of an asset (replacement cost).
•
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

In estimating the liability associated with its asset retirement obligations, the Company utilizes several assumptions, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate. Changes in estimate in the table below represent changes to the expected amount and timing of payments to settle its asset retirement obligations. Typically, these changes result from obtaining new information about the timing of its obligations to plug and abandon oil and natural gas wells and the costs to do so. After initial recording, the liability is increased for the passage of time, with the increase being reflected as “Accretion expense” on the Company’s Consolidated Statements of Operations. If the Company incurs an amount different from the amount accrued for asset retirement obligations, the Company recognizes the difference as an adjustment to proved properties.

Revenue Recognition and Imbalances — Revenues are recorded based from the sale of oil, natural gas and NGLs based on quantities of production sold to purchasers under short-term contracts (less than twelve months) at market prices when delivery to the customer has occurred, title has transferred, prices are fixed and determinable and collection is reasonably assured. This occurs when production has been delivered to a pipeline or when a barge lifting has occurred.

Revenues are recorded based on the actual sales volumes sold to purchasers. An imbalance receivable or payable is recorded only to the extent the imbalance is in excess of its share of remaining proved developed reserves in an underlying property. Our imbalances are presented gross on our Consolidated Balance Sheets. At December 31, 2021 and 2020, our imbalance receivable was approximately $1.7 million and $1.7 million, respectively, and imbalance payable was approximately $2.5 million and $3.6 million, respectively.

Income Taxes — Our provision for income taxes includes U.S. state and federal and foreign taxes. We record our federal income taxes in accordance with accounting for income taxes under GAAP which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2021, we believe it is more likely than not that some or all of the benefits from our federal and state deferred tax assets will not be realized and reduced the net federal and state deferred tax assets by a valuation allowance. We maintain a valuation allowance on most of our Mexico deferred tax assets.

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

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

There were no recently issued accounting standards material to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to market risk in two areas: commodity prices and, to a lesser extent, interest rate risk. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market price risk exposures primarily related to our oil and natural gas production. We are subject to a minimum hedging requirement under our Bank Credit Facility for each calendar month on a six-full fiscal quarter rolling basis. For any quarter occurring during the first four forward fiscal quarters, we are required to hedge a minimum of 60% of our reasonably anticipated projected production from proved developed producing reserves from the semi-annual reserves report delivered to the administrative agent of our Bank Credit Facility, adjusted to 45% in July and November and 30% in August, September and October. For the fifth and sixth forward fiscal quarters, we are required to hedge a minimum of 30%, adjusted to 20% in August, September and October. Our Hedging Policy permits us to hedge more than the minimum thresholds established by the Bank Credit Facility plus an additional two fiscal quarters with the minimum set at 25% and reduced in the same proportions applicable under the Bank Credit Facility for hurricane months (July to November). All derivatives are recorded on the Consolidated Balance Sheets at fair value with settlements of such contracts and changes in the unrealized fair value recorded as “Price risk management activities income (expense)” on the Consolidated Statements of Operations in each period.

Commodity Price Risks

Oil and natural gas prices can fluctuate significantly and have a direct impact on our revenues, earnings and cash flow. During year ended December 31, 2021, our average oil price realizations after the effect of derivatives increased 5% to $49.67 per Bbl from $47.36 per Bbl in the comparable 2020 period. Our average natural gas price realizations after the effect of derivatives increased 56% during the year ended December 31, 2021 to $3.11 per Mcf from $2.00 per Mcf in the comparable 2020 period.

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

We had commodity derivative instruments in place to reduce the price risk associated with future production of 11,310 MBbls of crude oil and 21,827 MMBtu of natural gas at December 31, 2021, with a net derivative liability position of $196.7 million. For additional information regarding our commodity derivative instruments, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments, included elsewhere in this Annual Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at December 31, 2021 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$(196,727)	$(283,824)	$(87,097)	$(109,630)	$87,097

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Variable Interest Rate Risks

We had total debt outstanding of $1,031.1 million at December 31, 2021, before unamortized original issue discount and deferred financing costs. Of this, $656.1 million aggregate principal was from our 12.00% Notes and 7.50% Notes, which bear interest at fixed rates. The remaining $375.0 million is from outstanding borrowings under our Bank Credit Facility with variable interest rates. We are subject to the risk of changes in interest rates under our Bank Credit Facility. In addition, the terms of our Bank Credit Facility require us to pay higher interest rates as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates. We believe our interest rate risk exposure is partially mitigated as a result of fixed interest rates on 64% of our debt. The all-in interest rate on our variable rate debt at December 31, 2021 was 3.5%, which includes a spread of 3.25% based on the utilization rate of our Bank Credit Facility, and a London Interbank Offered Rate (“LIBOR”) of 0.25%. A 10% change in the LIBOR rate on this variable rate debt balance at December 31, 2021 would change interest expense for the year ended December 31, 2021 by approximately $0.1 million. For additional information regarding the borrowing base utilization percentage associated with our Bank Credit Facility, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Debt, included elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, included in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.talosenergy.com) under “Corporate Responsibility.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report:
(1)
Financial Statements:

Refer to the Index to Consolidated Financial Statements on page F-1 for a list of all financial statements filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not material, not required, not applicable or the information required to be presented is included in our Consolidated Financial Statements and related notes.

(3)
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

4.3

First Supplemental Indenture, dated as of January 14, 2021, by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 14, 2021).

4.4

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

4.6

Registration Rights Agreement, dated as of January 14, 2021, by and among Talos Production Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers of the 2026 Notes (incorporated by reference to Exhibit 4.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 14, 2021).

4.7

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

4.9

Registration Rights Agreement, dated as of May 10, 2018, by and among Talos Energy Inc. and each of the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

4.10

Registration Rights Agreement Amendment, dated as of February 28, 2020, by and among Talos Energy Inc. and each of the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 2, 2020).

4.11

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

10.3†	Offer Letter between Talos Energy Inc. and Shannon Young, dated as of April 13, 2019 (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on April 24, 2019).

10.4†

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

10.8†	Talos Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.9†	Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.10

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

10.12

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

10.13†	Indemnification Agreement (Timothy S. Duncan) (incorporated by reference to Exhibit 10.5 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.14†	Indemnification Agreement (Stephen E. Heitzman) (incorporated by reference to Exhibit 10.6 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.15†	Indemnification Agreement (John A. Parker) (incorporated by reference to Exhibit 10.7 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.16†	Indemnification Agreement (Michael L. Harding II) (incorporated by reference to Exhibit 10.8 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.17†	Indemnification Agreement (William S. Moss III) (incorporated by reference to Exhibit 10.9 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.18†	Indemnification Agreement (Olivia C. Wassenaar) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on November 23, 2018).

10.19†	Indemnification Agreement (Christine Hommes) (incorporated by reference to Exhibit 10.11 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.20†	Indemnification Agreement (Robert M. Tichio) (incorporated by reference to Exhibit 10.12 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.21†	Indemnification Agreement (Neal P. Goldman) (incorporated by reference to Exhibit 10.14 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.22†	Indemnification Agreement (John “Brad” Juneau) (incorporated by reference to Exhibit 10.15 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.23†	Indemnification Agreement (James M. Trimble) (incorporated by reference to Exhibit 10.16 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.24†	Indemnification Agreement (Charles M. Sledge) (incorporated by reference to Exhibit 10.17 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.25†	Indemnification Agreement (Donald R. Kendall, Jr.) (incorporated by reference to Exhibit 10.18 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.26†	Indemnification Agreement (Rajen Mahagaokar) (incorporated by reference to Exhibit 10.19 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.27†*	Indemnification Agreement (Paula R. Glover).

10.28†	Indemnification Agreement (Shannon E. Young III), effective as of May 16, 2019 (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K filed with the SEC on April 24, 2019).

10.29†	Indemnification Agreement (Robert D. Abendschein) (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K filed with the SEC on January 23, 2020).

10.30†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.20 to Talos Energy Inc.’s Form 10-Q filed with the SEC on August 9, 2018).

10.31†

Form of Talos Energy Inc. Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.32†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.32 to Talos Energy Inc.’s Registration Statement on Form S-4 (File No. 333-227362) filed with the SEC on September 14, 2018)

10.33†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.33 to Talos Energy Inc.’s Registration Statement on Form S-4 (File No. 333-227362) filed with the SEC on September 14, 2018).

10.34†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.35†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.36†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on November 3, 2021).

10.37†	Talos Energy Operating Company LLC Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K filed with the SEC on September 5, 2018).

10.38†

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

10.40†

Form of Participation Agreement pursuant to Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 26, 2020).

10.41

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

10.42

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

10.43

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

10.44

Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement, dated as of June 22, 2021, by and among Talos Energy Inc., as holdings, Talos Production Inc., as borrower, each other credit party thereto, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 23, 2021).

10.45*

Incremental Agreement, Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement, dated as of December 21, 2021, by and among Talos Energy Inc., as holdings, Talos Production Inc., as borrower, each other credit party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

21.1*	List of Subsidiaries of Talos Energy Inc.

22.1

List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on August 4, 2021).

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney (included on signature pages of this Part IV).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1*	Netherland, Sewell & Associates, Inc. reserve report for Talos Energy Inc. as of December 31, 2021.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

TALOS ENERGY INC.

Date:	February 24, 2022	By:	/s/ Shannon E. Young III
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

Signature	Title	Date

/s/ Timothy S. Duncan	Chief Executive Officer	February 24, 2022
Timothy S. Duncan	(Principal Executive Officer, Director)

/s/ Shannon E. Young III	Chief Financial Officer	February 24, 2022
Shannon E. Young III	(Principal Financial Officer, Authorized Signatory)

/s/ Gregory Babcock	Chief Accounting Officer	February 24, 2022
Gregory Babcock	(Principal Accounting Officer, Authorized Signatory)

/s/ Paula R. Glover	Director	February 24, 2022
Paula R. Glover

/s/ Neal P. Goldman	Director	February 24, 2022
Neal P. Goldman

/s/ Charles M. Sledge	Director	February 24, 2022
Charles M. Sledge

/s/ Robert M. Tichio	Director	February 24, 2022
Robert M. Tichio

/s/ John “Brad” Juneau	Director	February 24, 2022
John “Brad” Juneau

/s/ Donald R. Kendall, Jr.	Director	February 24, 2022
Donald R. Kendall, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talos Energy Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation, depletion and amortization of oil and natural gas properties
Description of the Matter

At December 31, 2021, the carrying value of the Company’s property and equipment was $2.4 billion, and depreciation, depletion and amortization (DD&A) expense was $396.0 million for the year then ended. As described in Note 2, the Company follows the full cost method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Significant judgment is required by the Company’s internal reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to audit the proved oil and gas reserve estimates prepared by the Company’s internal reservoir engineers for all properties as of December 31, 2021.

Auditing the Company’s DD&A calculation is complex because of the use of the work of the internal reservoir engineers and independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the preparation of the reserve estimates and the independent petroleum engineers used to audit the proved oil and gas reserve estimates. In addition, in assessing whether we can use the work of the engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projections with the Company’s development plan and the availability of capital relative to the development plan. We also tested the mathematical accuracy of the DD&A calculations, including comparing the oil and gas reserve amounts used in the calculations to the Company’s reserve reports.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Houston, Texas

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talos Energy Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talos Energy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2022

TALOS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$69,852	$34,233
Accounts receivable:
Trade, net	173,241	106,220
Joint interest, net	28,165	50,471
Other, net	18,062	18,448
Assets from price risk management activities	967	6,876
Prepaid assets	48,042	29,285
Other current assets	1,674	1,859
Total current assets	340,003	247,392
Property and equipment:
Proved properties	5,232,479	4,945,550
Unproved properties, not subject to amortization	219,055	254,994
Other property and equipment	29,091	32,853
Total property and equipment	5,480,625	5,233,397
Accumulated depreciation, depletion and amortization	(3,092,043)	(2,697,228)
Total property and equipment, net	2,388,582	2,536,169
Other long-term assets:
Assets from price risk management activities	2,770	945
Other well equipment inventory	17,449	18,927
Operating lease assets	5,714	6,855
Other assets	12,297	24,258
Total assets	$2,766,815	$2,834,546
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$85,815	$104,864
Accrued liabilities	130,459	163,379
Accrued royalties	59,037	27,903
Current portion of long-term debt	6,060	—
Current portion of asset retirement obligations	60,311	49,921
Liabilities from price risk management activities	186,526	66,010
Accrued interest payable	37,542	9,509
Current portion of operating lease liabilities	1,715	1,793
Other current liabilities	33,061	24,155
Total current liabilities	600,526	447,534
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	956,667	985,512
Asset retirement obligations	373,695	392,348
Liabilities from price risk management activities	13,938	9,625
Operating lease liabilities	16,330	18,554
Other long-term liabilities	45,006	54,372
Total liabilities	2,006,162	1,907,945
Commitments and contingencies (Note 12)
Stockholdersʼ equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 81,881,477 and 81,279,989 shares issued and outstanding as of December 31, 2021 and 2020, respectively	819	813
Additional paid-in capital	1,676,798	1,659,800
Accumulated deficit	(916,964)	(734,012)
Total stockholdersʼ equity	760,653	926,601
Total liabilities and stockholdersʼ equity	$2,766,815	$2,834,546

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Oil	$1,064,161	$506,788	$833,118
Natural gas	130,616	53,714	55,278
NGL	49,763	15,434	19,668
Total revenues	1,244,540	575,936	908,064
Operating expenses:
Lease operating expense	283,601	246,564	243,427
Production taxes	3,363	1,054	1,349
Depreciation, depletion and amortization	395,994	364,346	345,931
Write-down of oil and natural gas properties	18,123	267,916	12,221
Accretion expense	58,129	49,741	34,389
General and administrative expense	78,677	79,175	77,209
Other operating (income) expense	32,037	(11,550)	(19,556)
Total operating expenses	869,924	997,246	694,970
Operating income (expense)	374,616	(421,310)	213,094
Interest expense	(133,138)	(99,415)	(97,847)
Price risk management activities income (expense)	(419,077)	87,685	(95,337)
Other income (expense)	(6,988)	3,018	2,678
Net income (loss) before income taxes	(184,587)	(430,022)	22,588
Income tax benefit (expense)	1,635	(35,583)	36,141
Net income (loss)	$(182,952)	$(465,605)	$58,729

Net income (loss) per common share:
Basic	$(2.24)	$(6.88)	$1.08
Diluted	$(2.24)	$(6.88)	$1.08
Weighted average common shares outstanding:
Basic	81,769	67,664	54,185
Diluted	81,769	67,664	54,413

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

							Total
	Shares		Par Value		Additional		Stockholders
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid- In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	54,155,768	—	$542	$—	$1,334,090	$(327,136)	$1,007,496
Equity-based compensation	—	—	—	—	12,385	—	12,385
Equity-based compensation tax withholdings	—	—	—	—	(333)	—	(333)
Equity-based compensation stock issuances	41,236	—	—	—	—	—	—
Net income	—	—	—	—	—	58,729	58,729
Balance at December 31, 2019	54,197,004	—	542	—	1,346,142	(268,407)	1,078,277
Equity-based compensation	—	—	—	—	16,462	—	16,462
Equity-based compensation tax withholdings	—	—	—	—	(827)	—	(827)
Equity-based compensation stock issuances	180,525	—	1	—	(1)	—	—
Issuance of preferred stock (Note 3)	—	110,000	—	1	156,199	—	156,200
Conversion of preferred stock into common stock (Note 3)	11,000,000	(110,000)	110	(1)	(109)	—	—
Issuance of common stock	8,250,000	—	83	—	70,658	—	70,741
Issuance of common stock for acquisitions (Note 3)	4,602,460	—	46	—	35,347	—	35,393
Issuance of common stock for debt exchange (Note 7)	3,050,000	—	31	—	35,929	—	35,960
Net loss	—	—	—	—	—	(465,605)	(465,605)
Balance at December 31, 2020	81,279,989	—	813	—	1,659,800	(734,012)	926,601
Equity-based compensation	—	—	—	—	20,165	—	20,165
Equity-based compensation tax withholdings	—	—	—	—	(3,161)	—	(3,161)
Equity-based compensation stock issuances	601,488	—	6	—	(6)	—	—
Net loss	—	—	—	—	—	(182,952)	(182,952)
Balance at December 31, 2021	81,881,477	—	$819	$—	$1,676,798	$(916,964)	$760,653

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(182,952)	$(465,605)	$58,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion expense	454,123	414,087	380,320
Write-down of oil and natural gas properties and other well inventory	23,729	268,615	12,386
Amortization of deferred financing costs and original issue discount	13,382	6,804	5,207
Equity-based compensation expense	10,992	8,669	6,964
Price risk management activities expense (income)	419,077	(87,685)	95,337
Net cash received (paid) on settled derivative instruments	(290,164)	143,905	(8,820)
Loss (gain) on extinguishment of debt	13,225	(1,662)	—
Settlement of asset retirement obligations	(67,988)	(43,933)	(75,331)
Gain on sale of assets	(687)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(35,396)	(34,645)	5,788
Other current assets	(18,901)	35,934	(15,114)
Accounts payable	(6,261)	27,096	7,523
Other current liabilities	64,800	4,200	(35,459)
Other non-current assets and liabilities, net	14,409	26,143	(43,797)
Net cash provided by operating activities	411,388	301,923	393,733
Cash flows from investing activities:
Exploration, development and other capital expenditures	(293,331)	(362,942)	(463,409)
Cash paid for acquisitions, net of cash acquired	(5,399)	(315,962)	(37,916)
Proceeds from sale of property and equipment, net	4,983	—	5,369
Net cash used in investing activities	(293,747)	(678,904)	(495,956)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	71,100	—
Issuance of senior notes	600,500	—	—
Redemption of senior notes and other long-term debt	(356,803)	(5,364)	(10,567)
Proceeds from Bank Credit Facility	100,000	350,000	110,000
Repayment of Bank Credit Facility	(365,000)	(60,000)	(25,000)
Deferred financing costs	(27,833)	(1,287)	(1,963)
Other deferred payments	(7,921)	(11,921)	(9,921)
Payments of finance lease	(21,804)	(17,509)	(14,133)
Employee stock awards tax withholdings	(3,161)	(827)	(333)
Net cash provided by (used in) financing activities	(82,022)	324,192	48,083

Net increase (decrease) in cash and cash equivalents	35,619	(52,789)	(54,140)
Cash and cash equivalents:
Balance, beginning of period	34,233	87,022	141,162
Balance, end of period	$69,852	$34,233	$87,022

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$45,761	$74,957	$90,956
Debt exchanged for common stock	$—	$35,960	$—
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$68,891	$67,443	$62,571

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

Talos Energy Inc. (the “Parent Company”) is a Delaware corporation originally incorporated on November 14, 2017. On May 10, 2018, the Parent Company consummated a combination between Talos Energy LLC and Stone Energy Corporation (“Stone”) (such combination, “Stone Combination”). Talos Energy LLC, which was the acquirer of Stone for financial reporting and accounting purposes, was formed in 2011 and commenced commercial operations on February 6, 2013. The Parent Company conducts all business operations through its operating subsidiaries, owns no operating assets and has no material operations, cash flows or liabilities independent of its subsidiaries. The Parent Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “TALO.”

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of future carbon capture and storage opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, the Company also utilizes its expertise to explore opportunities to reduce industrial emissions through our carbon capture and storage collaborative arrangements along the coast of the U.S. Gulf of Mexico.

Basis of Presentation and Consolidation

The Consolidated Financial Statements have been prepared in accordance with GAAP and include each subsidiary from the date of inception. All intercompany transactions have been eliminated. All adjustments are of a normal, recurring nature and are necessary to fairly present the financial position, results of operations and cash flows for the periods reflected herein.

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

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. Amounts previously included as income in “Other” within “Revenues and Other” on the Consolidated Statements of Operations are now reflected in “Other operating (income) expense” as a component of “Total operating expenses” on the Consolidated Statements of Operations.

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“E&P Segment”) and (ii) carbon capture and sequestration (“CCS Segment”). The E&P Segment is the Company’s only reportable segment. The CCS Segment did not meet any of the quantitative thresholds to be a separate reportable segment. It did not generate any revenue and incurred $4.3 million of general and administrative expense during the year ended December 31, 2021. The CCS Segment did not have any assets at December 31, 2021.

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

Accounts Receivable and Allowance for Expected Credit Losses — Accounts receivable are stated at the historical carrying amount net of an allowance for expected credit losses. At each reporting period, the recoverability of material receivables is assessed using historical data, current market conditions and reasonable and supported forecasts of future economic conditions to determine their expected collectability. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. As of December 31, 2021 and 2020, the Company had allowances of $15.1 million and $9.2 million, respectively, presented net in accounts receivable on the Consolidated Balance Sheets.

The Company presented $10.0 million and $19.1 million of long-term refund claims for value added taxes paid in Mexico in “Other assets” on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Current refund claims for value added taxes paid of $3.9 million and nil is presented net of an allowance in “Other” accounts receivable on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

Gas Imbalances — Revenues are recorded based on the actual sales volumes sold to purchasers. An imbalance receivable or payable is recorded only to the extent the imbalance is in excess of its share of remaining proved developed reserves in an underlying property. Our imbalances are presented gross on our Consolidated Balance Sheets. At December 31, 2021 and 2020, our imbalance receivable was approximately $1.7 million and $1.7 million, respectively, and imbalance payable was approximately $2.5 million and $3.6 million, respectively.

Production Handling Fees — The Company presents certain reimbursements for costs from certain third parties as a reduction of “Lease operating expense” on the Consolidated Statements of Operations.

ONRR Federal Royalty Refund — Included within “Other operating (income) expense” on the Consolidated Statements of Operations is income from the Company’s multi-year federal royalty refund claim from the ONRR. The Company records income when a refund is filed and its collection is reasonably assured. The refunds for the years ended December 31, 2021, 2020 and 2019 were nil, $8.9 million and $19.3 million, respectively.

Debt Issuance Costs — The Company presents debt issuance costs associated with revolving line-of-credit arrangements as a reduction of the carrying value of long-term debt.

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

Capitalized costs associated with proved reserves are amortized on a country-by-country basis over the life of the total proved reserves using the unit of production method, computed quarterly. Conversely, capitalized costs associated with unproved properties and related geological and geophysical costs, exploration wells currently drilling and capitalized interest are initially excluded from the amortizable base. The Company transfers unproved property costs into the amortizable base when properties are determined to have proved reserves or when the Company has completed an unproved properties evaluation resulting in an impairment. The Company evaluates each of these unproved properties individually for impairment at least annually. Additionally, the amortizable base includes future development costs, dismantlement, restoration and abandonment costs, net of estimated salvage values, and geological and geophysical costs incurred that cannot be associated with specific unproved properties or prospects in which the Company owns a direct interest. The Company capitalizes overhead costs that are directly related to exploration, acquisition and development activities.

The Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Generally, any costs in excess of the ceiling are recognized as a non-cash “Write-down of oil and natural gas properties” on the Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Consolidated Balance Sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. The Company performs this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, the Company utilizes SEC Pricing when performing the ceiling test. The Company also holds prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period.

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

Other Property and Equipment — Other property and equipment is recorded at cost and consists primarily of leasehold improvements, office furniture and fixtures and computer hardware. Acquisitions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over estimated useful lives of three to ten years.

Other Well Equipment Inventory — Other well equipment inventory primarily represents the cost of equipment to be used in the Company’s oil and natural gas drilling and development activities such as drilling pipe, tubulars and certain wellhead equipment. When well equipment is supplied to wells, the cost is capitalized in oil and gas properties, and if such property is jointly owned, the proportionate costs will be reimbursed by third party participants. The Company’s well equipment is stated at the lower of cost or net realizable value. The Company recorded $5.6 million, $0.7 million, and $0.2 million of impairment to adjust inventory to net realizable value, which was expensed and reflected in “Other operating (income) expense” on the Consolidated Statements of Operations, during the years ended December 31, 2021, 2020 and 2019, respectively.

Fair Value Measure of Financial Instruments — Financial instruments generally consist of cash and cash equivalents, accounts receivable, commodity derivatives, accounts payable and debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the highly liquid nature of these instruments.

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

•
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statement.
•
Level 3 – Inputs to the valuation methodology are unobservable (little or no market data), which require the reporting entity to develop its own assumptions, and are significant to the fair value measurement.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The valuation techniques are as follows:

•
Market Approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•
Cost Approach – Amount that would be required to replace the service capacity of an asset (replacement cost).
•
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

In estimating the liability associated with its asset retirement obligations, the Company utilizes several assumptions, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate. Changes in estimate represent changes to the expected amount and timing of payments to settle its asset retirement obligations. Typically, these changes result from obtaining new information about the timing of its obligations to plug and abandon oil and natural gas wells and the costs to do so. After initial recording, the liability is increased for the passage of time, with the increase being reflected as “Accretion expense” on the Company’s Consolidated Statements of Operations. If the Company incurs an amount different from the amount accrued for asset retirement obligations, the Company recognizes the difference as an adjustment to proved properties.

Decommissioning Obligations — Certain counterparties in divestiture transactions or third parties in existing leases that have filed for bankruptcy protection or undergone associated reorganizations may not be able to perform required abandonment obligations. The Company may be held jointly and severally liable for the decommissioning of various facilities and related wells. The Company accrues losses associated with decommissioning obligations when such losses are probable and reasonably estimable. When there is a range of possible outcomes, the amount accrued is the most likely outcome within the range. If no single outcome within the range is more likely than the others, the minimum amount in the range is accrued. These accruals may be adjusted as additional information becomes available. As of December 31, 2021, the Company incurred $3.8 million and $20.6 million in obligations reflected as “Other current liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. In addition, when decommissioning obligations are reasonably possible, the Company discloses an estimate for a possible loss or range of loss (or a statement that such an estimate cannot be reasonably made). See Note 12 — Commitments & Contingencies for additional information.

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

Commodity derivatives are recorded on the Consolidated Balance Sheets at fair value with settlements of such contracts and changes in the unrealized fair value recorded in earnings each period. Realized gains and losses on the settlement of commodity derivatives and changes in their unrealized gains and losses are reported in “Price risk management activities income (expense)” on the Consolidated Statements of Operations. The Company classifies cash flows related to derivative contracts based on the nature and purpose of the derivative. As the derivative cash flows are considered an integral part of the Company’s oil and natural gas operations, they are classified as cash flows from operating activities. The Company does not enter into derivative agreements for trading or other speculative purposes.

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

Leases — At inception, contracts are reviewed to determine whether the agreement contains a lease. To the extent an arrangement is determined to include a lease, it is classified as either an operating or a finance lease, which dictates the pattern of expense recognition in the income statement. Operating leases are reflected as “Operating lease assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities” on the Consolidated Balance Sheets. Finance leases are included in “Property and equipment,” “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

A right-of-use (“ROU”) asset representing our right to use an underlying asset for the lease term and a lease liability representing our obligation to make lease payments arising from the lease are recognized on the Consolidated Balance Sheets for all leases, regardless of classification. The ROU asset is initially measured as the present value of the lease liability adjusted for any payments made prior to lease commencement, including any initial direct costs incurred and incentives received. Lease liabilities are initially measured at the present value of future minimum lease payments, excluding variable lease payments, over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The Company has elected to account for lease and non-lease components in its contracts as a single lease component for all asset classes. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected, as an accounting policy, not to record leases with terms of twelve months or less (i.e. short-term) on the Consolidated Balance Sheets. See Note 5 — Leases for additional information.

Income Taxes — The Company records current income taxes based on estimates of current taxable income and provides for deferred income taxes to reflect estimated future income tax payments and receipts. The impact to changes in tax laws are recorded in the period the change is enacted. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. The Company classifies all deferred tax assets and liabilities, along with any related valuation allowance, as long-term on the Consolidated Balance Sheets.

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

Share-Based Compensation — Certain of the Company’s employees participate in its equity-based compensation plan. The Company measures all employee equity based compensation awards at fair value on the date awards are granted to its employees and recognizes compensation cost on a straight-line basis in the Company’s financial statements over the requisite service period of each grant.

The fair value of the stock-based awards is determined at the date of grant and is not remeasured for awards classified as equity unless the award is modified, but is remeasured at each reporting period for awards classified as a liability. The Company records share-based compensation, net of actual forfeitures, for the RSUs and PSUs in “General and administrative expense” on the Consolidated Statements of Operations, net of amounts capitalized to oil and gas properties. See Note 8 — Employee Benefits Plans and Share-Based Compensation for additional information.

RSUs — Share-based compensation is based on the market price of the Company’s common stock on the grant date and recognized over the requisite service period using the straight-line method.

PSUs — Share-based compensation is based on the grant date fair value determined using a Monte Carlo valuation model and recognized over the requisite service period using the straight-line method. Estimates used in the Monte Carlo valuation model are considered highly-complex and subjective. The number of shares of common stock issuable upon vesting ranges from zero to 200% of the number of PSUs granted based on the Company’s total shareholder return (“TSR”) relative to the TSR achieved by a specified industry peer group. Share-based compensation related to PSUs is recognized as the requisite service period is fulfilled, even if the market condition is not achieved.

Concentration of Credit Risk

Consisting principally of cash and cash equivalents, accounts receivable and commodity derivatives, the Company is subject to concentrated financial instruments credit risk.

Cash and cash equivalents balances are maintained in financial institutions, which at times, exceed federally insured limits. The Company monitors the financial condition of these institutions and has not experienced losses on these accounts.

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

	Year Ended December 31,
	2021	2020	2019
Shell Trading (US) Company	45%	47%	58%
Chevron Products Company	29%	12%	**
Phillips 66	**	22%	28%

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

ILX and Castex Acquisition — On February 28, 2020, the Company acquired the outstanding limited liability interests in certain wholly owned subsidiaries of ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds (as defined in Note 11 — Related Parties) (the “Riverstone Sellers”), and Castex Energy 2016, LP (together with the Riverstone Sellers, the “Sellers”) with an effective date of July 1, 2019 (collectively, the “ILX and Castex Acquisition”). The ILX and Castex Acquisition was consummated pursuant to separate Purchase and Sale Agreements, dated December 10, 2019 (as amended from time to time, the “Purchase Agreements”) for aggregate consideration consisting of (i) $385.0 million in cash subject to customary closing adjustments and (ii) an aggregate 110,000 shares (the “Preferred Shares”) of a series of the Company’s preferred stock designated as “Series A Convertible Preferred Stock” which subsequently converted to 11.0 million shares of the Company’s common stock on March 30, 2020 (such common stock, the “Conversion Stock”). The cash consideration was funded with borrowings under the Bank Credit Facility.

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

The Company incurred $12.1 million of transaction related costs, of which $8.7 million and $3.4 million were recognized in the years ended December 31, 2020 and 2019, respectively. These costs are reflected in “General and administrative expense” on the Consolidated Statements of Operations.

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

Note 4 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of Mexico deep and shallow waters. During 2021, 2020 and 2019, the Company’s ceiling test computations resulted in a write-down of its U.S. oil and natural gas properties of nil, $267.9 million and nil, respectively. At December 31, 2021, its ceiling test computation was based on SEC pricing of $67.14 per Bbl of oil, $3.71 per Mcf of natural gas and $26.62 per Bbl of NGLs.

Unproved Properties

Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the U.S. Gulf of Mexico federal lease sales, certain geological and geophysical costs, expenditures associated with certain exploratory wells in progress and capitalized interest. Unproved properties also include expenditures associated with exploration and appraisal activities in Block 7 located in the shallow waters off the coast of Mexico’s Tabasco state.

The following table sets forth a summary of the Company’s oil and natural gas property costs not being amortized at December 31, 2021, by the year in which such costs were incurred (in thousands):

		Year Ended December 31,
	Total	2021	2020	2019	2018 and Prior
Acquisition United States	$46,757	$—	$37,704	$3,216	$5,837
Exploration United States	62,038	16,242	11,195	31,111	3,490
Exploration Mexico	110,260	2,736	13,853	48,508	45,163
Total unproved properties, not subject to amortization	$219,055	$18,978	$62,752	$82,835	$54,490

The excluded costs will be included in the amortization base as properties are evaluated and proved reserves are established or impairment is determined.

The Company’s evaluation of unproved property located offshore Mexico resulted in a non-cash impairment of $18.1 million, $0.1 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, presented as “Write-down of oil and natural gas properties” on the Consolidated Statements of Operations. The non-cash impairment is attributable to the Company’s operations offshore Mexico in Block 2 and Block 31. The impairment of operations in Block 31 is attributable to the Company’s non-consent of the proposed appraisal plan during the fourth quarter of 2021. The impairment of operations in Block 2 is attributable to the Company’s assessment of future exploratory drilling opportunities and results from exploratory wells drilled during the second quarter of 2019.

Asset Retirement Obligations

The asset retirement obligations included in the Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$442,269	$369,478
Obligations acquired(1)	433	44,311
Obligations incurred	52	4,511
Obligations settled	(67,988)	(43,933)
Obligations divested	(340)	(185)
Accretion expense	58,129	49,741
Changes in estimate	1,451	18,346
Balance, end of period	$434,006	$442,269
Less: Current portion	60,311	49,921
Long-term portion	$373,695	$392,348

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

	Year Ended December 31,
	2021	2020	2019
Finance lease cost - interest on lease liabilities	$11,453	$15,748	$19,115
Operating lease cost, excluding short-term leases(1)	2,706	3,361	3,261
Short-term lease cost(2)	38,472	53,573	85,865
Variable lease cost(3)	1,356	543	11
Total lease cost	$53,987	$73,225	$108,252

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating leases:
Operating lease assets	$5,714	$6,855

Current portion of operating lease liabilities	$1,715	$1,793
Operating lease liabilities	16,330	18,554
Total operating lease liabilities	$18,045	$20,347

Finance leases:
Proved property	$124,299	$124,299

Other current liabilities	$27,083	$21,804
Other long-term liabilities	13,138	40,222
Total finance lease liabilities	$40,221	$62,026

The table below presents the lease maturity by year as of December 31, 2021 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the Consolidated Balance Sheets.

	Operating Leases	Finance Leases
2022	$3,712	$33,257
2023	3,652	13,857
2024	3,454	—
2025	3,519	—
2026	3,584	—
Thereafter	9,258	—
Total lease payments	$27,179	$47,114
Imputed interest	(9,134)	(6,893)
Total lease liabilities	$18,045	$40,221

The table below presents the weighted average remaining lease term and discount rate related to leases:

	Year Ended December 31,
	2021	2020	2019
Weighted average remaining lease term:
Operating leases	7.4 years	7.8 years	8.4 years
Finance leases	1.4 years	2.4 years	3.4 years
Weighted average discount rate:
Operating leases	11.9%	12.0%	10.2%
Finance leases	21.9%	21.9%	21.9%

The table below presents the supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating cash outflow from finance leases	$11,453	$15,748	$19,115
Operating cash outflow from operating leases	$3,864	$2,648	$1,812

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,020	$—	$2,225

Note 6 — Financial Instruments

As of December 31, 2021 and 2020, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$588,838	$685,945	$—	$—
11.00% Second-Priority Senior Secured Notes – due April 2022	$—	$—	$343,579	$355,935
7.50% Senior Notes – due May 2022	$6,060	$6,145	$6,060	$5,238
Bank Credit Facility – matures November 2024	$367,829	$375,000	$635,873	$640,000

The carrying value of the senior notes are presented net of the original issue discount and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

The carrying amount of the Company’s Bank Credit Facility is presented net of deferred financing costs. The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings under the Bank Credit Facility since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash received (paid) on settled derivative instruments	$(290,164)	$143,905	$(8,820)
Unrealized loss	(128,913)	(56,220)	(86,517)
Price risk management activities income (expense)	$(419,077)	$87,685	$(95,337)

The following table reflects the contracted volumes and weighted average prices under the terms of the Company's derivative contracts as of December 31, 2021:

Swap Contracts
Production Period	Settlement Index	Average Daily Volumes	Weighted Average Swap Price
Crude oil:		(Bbls)	(per Bbl)
January 2022 – December 2022	NYMEX WTI CMA	23,523	$52.42
January 2023 – December 2023	NYMEX WTI CMA	7,463	$63.13
Natural gas:		(MMBtu)	(per MMBtu)
January 2022 – December 2022	NYMEX Henry Hub	43,392	$2.77
January 2023 – December 2023	NYMEX Henry Hub	16,408	$3.29

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps	$—	$3,737	$—	$3,737
Liabilities:
Oil and natural gas swaps	—	(200,464)	—	(200,464)
Total net liability	$—	$(196,727)	$—	$(196,727)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps and costless collars	$—	$7,821	$—	$7,821
Liabilities:
Oil and natural gas swaps and costless collars	—	(75,635)	—	(75,635)
Total net liability	$—	$(67,814)	$—	$(67,814)

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

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$967	$186,526	$6,876	$66,010
Non-current	2,770	13,938	945	9,625
Total gross amounts presented on balance sheet	3,737	200,464	7,821	75,635
Less: Gross amounts not offset on the balance sheet	3,737	3,737	4,877	4,877
Net amounts	$—	$196,727	$2,944	$70,758

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their creditworthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at December 31, 2021 represent derivative instruments from seven counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Year Ended December 31,
	2021	2020
12.00% Second-Priority Senior Secured Notes – due January 2026	$650,000	$—
11.00% Second-Priority Senior Secured Notes – due April 2022	—	347,254
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures November 2024	375,000	640,000
Total debt, before discount and deferred financing cost	1,031,060	993,314
Discount and deferred financing cost	(68,333)	(7,802)
Total debt, net of discount and deferred financing costs	962,727	985,512
Less: Current portion of long-term debt	6,060	—
Long-term debt, net of discount and deferred financing costs	$956,667	$985,512

12.00% Second-Priority Senior Secured Notes

The 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between the Parent Company (the “Parent Guarantor”), Talos Production Inc. (the “Issuer”), and certain of the Issuer's subsidiaries (the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Subsidiary Guarantors and will be unconditionally guaranteed on the same basis by certain of the Issuer’s future subsidiaries. The 12.00% Notes are secured on a second-priority basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature January 15, 2026 and have interest payable semi-annually each January 15 and July 15, commencing on July 15, 2021.

At any time prior to January 15, 2023, the Company may redeem up to 40% of the principal amount of the 12.00% Notes at a redemption rate of 112.00% of the principal amount plus accrued and unpaid interest. At any time prior to January 15, 2023, the Company may also redeem some or all of the 12.00% Notes at a price equal to 100% of the principal amount of the 12.00% Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, the Company may redeem all or a portion of the 12.00% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest if redeemed during the period commencing on January 15 of the years set forth below:

Period	Redemption Price
2023	106.00%
2024	103.00%
2025	100.00%

The indenture governing the 12.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem junior lien, unsecured or subordinated indebtedness; (iv) make investments; (v) restrict distributions, loans or other asset transfers from Talos Production Inc.’s restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of Talos Production Inc.’s properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. The 12.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at December 31, 2021.

11.00% Second-Priority Senior Secured Notes

On January 13, 2021, the Company redeemed $347.3 million aggregate principal amount of the 11.00% Second-Priority Senior Secured Notes due 2022 (the “11.00% Notes”) at 102.75% plus accrued and unpaid interest using the proceeds from the issuance of the 12.00% Notes. The debt redemption resulted in a loss on extinguishment of debt of $13.2 million for the year ended December 31, 2021, which is included in “Other income (expense)” on the Consolidated Statements of Operations.

On June 15, 2020, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange $37.2 million aggregate principal amount of the 11.00% Notes from certain holders in exchange for 3.1 million shares of the Company’s common stock plus cash in an amount equal to accrued interest up to the June 18, 2020 settlement date. Additionally, during the year ended December 31, 2020, the Company repurchased $6.4 million of the 11.00% Notes. The exchange agreement and debt repurchases resulted in a gain on extinguishment of debt for the year ended December 31, 2020 of $1.7 million, which is included in “Other income (expense)” on the Consolidated Statements of Operations.

7.50% Senior Notes

The 7.50% Senior Notes due May 2022 (the “7.50% Notes”) represent the remaining $6.1 million of debt assumed on May 10, 2018 in a business combination that was not exchanged for the 11.00% Notes pursuant to an exchange offer and consent solicitation, and thus remain outstanding. As a result of the exchange offer and consent solicitation, substantially all of the restrictive covenants relating to the 7.50% Notes have been removed and collateral securing the 7.50% Notes has been released. The 7.50% Notes mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. The Company may redeem all or a portion of the 7.50% Notes at redemption prices (expressed as percentages of the principal amount) equal to: (i) 105.625% for the twelve-month period beginning on May 31, 2021 and (ii) 100% beginning May 31, 2022, in each case, plus accrued and unpaid interest at the redemption date.

Bank Credit Facility

The Company maintains a Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. On June 22, 2021, the Company entered into a Borrowing Base Redetermination Agreement and Sixth Amendment to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) extended the maturity date of the Bank Credit Facility from May 10, 2022 to November 12, 2024, (ii) decreased the borrowing base from $960.0 million to $950.0 million and (iii) decreased the commitments to $655.0 million. On August 2, 2021 an additional lender was added to the syndicate, which increased commitments from $655.0 million to $730.0 million. On December 21, 2021, the Company entered into an Incremental Agreement, Borrowing Base Redetermination Agreement and Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) reaffirmed the borrowing base at $950.0 million, (ii) increased the commitments from $730.0 million to $791.3 million, (iii) added an additional lender to the syndicate and (iv) added a provision to facilitate investments of up to $50.0 million in carbon capture and sequestration and other emerging energy transition opportunities in unrestricted subsidiaries.

The Bank Credit Facility bears interest based on the borrowing base usage, at the applicable London InterBank Offered Rate (“LIBOR”) plus applicable margins, or an alternate base rate (“ABR”) plus applicable margins. The ABR is based on the greater of (a) the prime rate, (b) a federal funds rate plus 0.5% or (c) the one-month Adjusted LIBOR Rate plus 1.0%. In addition, the Company is obligated to pay a commitment fee on the unutilized portion of the commitments. The pricing grid below shows the applicable margin for LIBOR loans and ABR loans as well as the commitment fee rate based upon the applicable borrowing base utilization percentage:

Borrowing Base Utilization Percentage	Utilization	LIBOR Loans	ABR Loans	Commitment Fee Rate
Level 1	< 25%	3.00%	2.00%	0.50%
Level 2	≥ 25% < 50%	3.25%	2.25%	0.50%
Level 3	≥ 50% < 75%	3.50%	2.50%	0.50%
Level 4	≥ 75% < 90%	3.75%	2.75%	0.50%
Level 5	≥ 90%	4.00%	3.00%	0.50%

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

As of December 31, 2021, the Company's borrowing base was $950.0 million with total commitments of $791.3 million. Additionally, no more than $200.0 million of the Company’s borrowing base can be used as letters of credit with current commitments at $150.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at December 31, 2021. As of December 31, 2021, the Company had outstanding borrowings at a weighted average interest rate of 3.50%. See Note 12 — Commitments and Contingencies for the amount of letters of credit issued under the Bank Credit Facility as of December 31, 2021.
Note 8 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

On May 11, 2021, the Company’s stockholders approved the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”), which had previously been approved by the board of directors of the Company. No further awards will be granted under the Talos Energy Inc. Long Term Incentive Plan (the “2018 LTIP”) (together with the 2021 LTIP, the “LTIP Plans”).

The 2021 LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws (“ISOs”), (ii) stock options that do not qualify as ISOs (together with ISOs, “Options”), (iii) stock appreciation rights, (iv) restricted stock awards, (v) RSUs, (vi) awards of vested stock, (vii) dividend equivalents, (viii) other share-based or cash awards and (ix) substitute awards (collectively, the “Awards”). Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2021 LTIP. The 2021 LTIP authorizes the Company to grant awards of up to 8,639,415 shares of the Company’s common stock, subject to the share counting and share recycling provisions of the 2021 LTIP.

Restricted Stock Units – Employees — RSUs granted to employees under the LTIP Plans primarily vest ratably over an approximate three year period subject to such employee’s continued service through each vesting date. Upon vesting, each RSU represents a contingent right to receive one share of common stock. The total unrecognized share-based compensation expense related to these RSUs at December 31, 2021 was approximately $14.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units – Non-employee Directors — RSUs granted to non-employee directors under the LTIP Plans vested approximately one year following the date of grant, subject to such non-employee director’s continued service through the vesting date. Upon vesting, these RSUs represent a contingent right to receive one share of common stock for each RSU for 60%, and cash for the remaining 40%. The total unrecognized share-based compensation expense related to these RSUs at December 31, 2021 was approximately $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years. Of the unrecognized share-based compensation expense, $0.1 million relates to liability awards and will be subsequently remeasured at each reporting period.

The following table summarizes RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	138,704	$33.85
Granted	732,771	$24.39
Vested	(69,235)	$33.72
Forfeited	(68,463)	$25.43
Unvested RSUs at December 31, 2019	733,777	$25.20
Granted	1,284,797	$10.02
Vested	(273,787)	$25.09
Forfeited	(91,799)	$19.65
Unvested RSUs at December 31, 2020	1,652,988	$13.73
Granted	1,102,038	$13.11
Vested	(669,832)	$15.01
Forfeited	(101,995)	$12.46
Unvested RSUs at December 31, 2021(1)	1,983,199	$13.02

(1)
As of December 31, 2021, 25,592 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Consolidated Balance Sheet.

The Company considers its intent and ability to settle awards in cash or shares in determining whether to classify the awards as equity or as a liability. Certain awards granted during the year ended December 31, 2021 were originally classified as liability awards; however, these awards became equity-classified awards upon stockholder approval of the 2021 LTIP. The aggregate amount of compensation cost related to these awards is determined by the fair value of the award on the modification date.

Performance Share Units – Employees — PSUs granted to employees under the LTIP Plans represent the contingent right to receive one share of common stock. However, the number of shares of common stock issuable upon vesting ranges from zero to 200% of the target number of PSUs granted based on the TSR of the common stock relative to the TSR achieved by a specific industry peer group over an approximate three-year performance period, the last day of which is also the vesting date. The total unrecognized share-based compensation expense related to these PSUs at December 31, 2021 was approximately $8.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes PSU activity:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	231,542	$44.47
Granted	218,060	$33.96
Forfeited	(31,771)	$40.27
Unvested PSUs at December 31, 2019	417,831	$39.31
Granted	441,642	$13.05
Forfeited	(25,301)	$37.67
Unvested PSUs at December 31, 2020	834,172	$25.46
Granted	586,995	$18.96
Vested	(391,308)	$39.43
Forfeited	(14,400)	$18.48
Unvested PSUs at December 31, 2021	1,015,459	$16.41

Certain awards granted during the year ended December 31, 2021 were originally classified as liability awards; however, these awards became equity-classified awards upon stockholder approval of the 2021 LTIP. The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the PSUs granted and modified at the date indicated:

	2021		2020	2019
	Modification	Grant	Grant	Grant
	May 11	March 8	March 5	March 5	May 16
Expected term (in years)	2.6	2.8	2.8	2.8	2.6
Expected volatility	80.9%	78.3%	48.8%	46.9%	44.8%
Risk-free interest rate	0.3%	0.3%	0.6%	2.5%	2.1%
Dividend yield	—%	—%	—%	—%	—%
Fair value (in thousands)	$9,715	$11,129	$5,763	$6,195	$1,210

Share-based Compensation Costs

Share-based compensation costs associated with RSUs, PSUs and other awards are reflected as “General and administrative expense” on the Consolidated Statements of Operations, net amounts capitalized to “Proved Properties” on the Consolidated Balance Sheets. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.

The following table presents the amount of cost expensed and capitalized (in thousands):

	Year Ended December 31,
	2021	2020	2019
Share-based compensation costs	$20,560	$16,462	$12,924
Less: Amounts capitalized to oil and gas properties	9,568	7,793	5,960
Total share-based compensation expense	$10,992	$8,669	$6,964

Note 9 — Income Taxes

Income Tax Expense (Benefit)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense (benefit):
United States	$(5)	$(499)	$437
Mexico	(993)	185	1,183
Total current income tax expense (benefit)	$(998)	$(314)	$1,620

Deferred income tax expense (benefit):
United States	$(1,067)	$35,923	$(37,131)
Mexico	430	(26)	(630)
Total deferred income tax expense (benefit)	$(637)	$35,897	$(37,761)

Total income tax expense (benefit)	$(1,635)	$35,583	$(36,141)

A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company’s income tax expense (benefit) is as follows (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) at the federal statutory tax rate	$(38,763)	$(90,304)	$4,744
State income taxes	(674)	(14,215)	1,396
Impact of foreign operations	(11,920)	(1,030)	(4,948)
Effect of change in state rate	2,008	—	—
Prior year taxes	486	(4,237)	(1,950)
Other adjustments	—	—	137
Legal entity reorganization	—	(17,566)	39,336
Change in valuation allowance	45,547	162,213	(75,196)
Other permanent differences	1,681	722	340
Total income tax expense (benefit)	$(1,635)	$35,583	$(36,141)
Effective tax rate	0.89%	(8.27)%	(159.99)%

The Company’s effective tax rate for the year ending December 31, 2021 differed from the federal statutory rate of 21.0% primarily due to recording a full valuation allowance against its federal, state and foreign deferred tax assets.

The Company’s effective tax rate for the year ending December 31, 2020 differed from the federal statutory rate of 21.0% primarily due to a non-cash tax expense of $162.2 million related to the recognition of a valuation allowance for its excess federal and state deferred tax assets. This expense was partially offset by a tax benefit of $17.6 million from adopting the final Treasury Regulations under Section 163(j) of the Internal Revenue Code (the “IRC”) for tax years ended December 31, 2018 and December 31, 2019. The adoption of the final Treasury Regulations reduced the non-cash tax expense recognized in the year ending December 31, 2019 from the legal entity conversion of a partnership to a corporation.

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

Deferred Tax Assets and Liabilities

Net deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss	$153,849	$133,804
Foreign tax loss carryforward	49,932	45,980
State net operating loss	24,265	25,740
Asset retirement obligations	92,823	106,604
Tax credits	303	522
Derivatives	42,075	16,346
Other well equipment inventory	5,680	9,470
Accrued bonus	5,087	3,069
Operating lease liabilities	4,081	4,904
Other	9,257	7,727
Total deferred tax assets	387,352	354,166
Valuation allowance	(224,266)	(178,998)
Total deferred tax assets, net	$163,086	$175,168

Deferred tax liabilities:
Oil and gas properties	$160,002	$170,596
Deferred financing	—	1,765
Operating lease assets	1,423	1,652
Prepaid	3,075	3,216
Total deferred tax liabilities	164,500	177,229
Net deferred tax liability	$(1,414)	$(2,061)

Net Operating Loss

The table below presents the details of the Company’s net operating loss carryovers as of December 31, 2021 (in thousands):

	Amount	Expiration Year
Federal net operating losses	$534,964	2035 - 2037
Federal net operating losses	$197,651	Unlimited
Foreign tax loss carryforward	$166,440	2025 - 2031
State net operating losses	$125,958	2025 - 2037
State net operating losses	$268,221	Unlimited

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $732.6 million, of which $546.5 million is subject to limitation under Section 382 of the IRC. IRC Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, against future U.S. taxable income in the event of a change in ownership. If not utilized, such carryforwards would begin to expire in 2035.

Valuation Allowance

The Company recorded a valuation allowance of $224.3 million and $179.0 million as of December 31, 2021 and 2020, respectively. Deferred income tax assets and liabilities are recorded related to NOLs and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions and income in the future. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or NOLs relate. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Uncertain Tax Positions

The table below sets forth the beginning and ending balance of the total amount of unrecognized tax benefits. None of the unrecognized benefits would impact the effective tax rate if recognized. While amounts could change during the next 12 months, the Company does not anticipate having a material impact on its financial statements.

Balances in the uncertain tax positions are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Total unrecognized tax benefits, beginning balance	$648	$791
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	21	(208)
Tax positions taken during the current period	27	65
Total unrecognized tax benefits, ending balance	$696	$648

The Company recognizes interest and penalties related to uncertain tax positions as “Interest Expense” and “General and administrative expense” on the Consolidated Statements of Operations, respectively.

Years Open to Examination

The 2018 through 2020 tax years remain open to examination by the tax jurisdictions in which the Company is subject to tax. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2017 are closed, except to the extent of any NOL carryover balance.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(182,952)	$(465,605)	$58,729

Weighted average common shares outstanding — basic	81,769	67,664	54,185
Dilutive effect of securities	—	—	228
Weighted average common shares outstanding — diluted	81,769	67,664	54,413

Net income (loss) per common share:
Basic	$(2.24)	$(6.88)	$1.08
Diluted	$(2.24)	$(6.88)	$1.08
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,709	5,019	4,220

Note 11 — Related Party Transactions

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds” and, together with the Apollo Funds, the “Sponsors”) and members of management pursuant to which the Company received a private equity capital commitment. Collectively, the Sponsors held 36.4% of the Company's common stock as of December 31, 2021. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company's common stock.

ILX and Castex Acquisition

On February 28, 2020 the Company acquired assets and liabilities at fair value from sellers that include, the Riverstone Sellers, affiliates of the Riverstone Funds. See additional details in Note 3 — Acquisitions.

Whistler Acquisition

On August 31, 2018, the Company acquired Whistler Energy II, LLC from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds. Included in “Other” accounts receivable on the Consolidated Balance Sheets is $1.1 million at December 31, 2020 due from an affiliate of the Apollo Funds to reimburse the Company for certain payments made post-closing. The receivable was collected during October 2021. Additionally, a settlement agreement was executed in September 2021 related to a dispute regarding a decommissioning obligation of a Deepwater well. For the year ended December 31, 2021, the Company recognized a $4.4 million gain resulting from the settlement which is reflected in “Other income (expense)” on the Company’s Consolidated Statements of Operations.

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

The Holders have the right to request that the Company initiate underwritten offerings of the Company’s common stock; provided, that the Apollo Funds and the Riverstone Funds will have the right to demand three underwritten offerings in any twelve-month period, and Franklin and MacKay Shields will only have the collective right to demand one underwritten offering. The Holders have customary piggyback rights with respect to any underwritten offering that the Company conducts for as long as the Holders and their respective affiliates own 5% of the Registrable Securities. Each Holder will agree to a lock up with underwriters in the event of an underwritten offering, provided that the lock up will not apply to any Holder who does not have a right to participate in such underwritten offering. The Registration Rights Agreement have terminated with respect to Franklin and MacKay Shields. Additionally, the Apollo Funds no longer have piggyback rights effective January 3, 2022. The Registration Rights Agreement will otherwise terminate at such time as there are no Registrable Securities outstanding.

In connection with the closing of the ILX and Castex Acquisition, and pursuant to the Purchase Agreements, as amended, the Company and ILX Holdings, LLC, ILX Holdings II, LLC, ILX Holdings III LLC and Riverstone V Castex 2014 Holdings, L.P., a Delaware limited partnership and designee of Castex Energy 2014, LLC, entered into the Registration Rights Agreement Amendment to the Registration Rights Agreement to, among other things, add each of the Riverstone Sellers (or one or more of its designated affiliates) as parties to the Registration Rights Agreement and provide such parties with customary registration rights with respect to the Company’s Series A Convertible Preferred Stock issued to the Riverstone Sellers at the closing of the ILX and Castex Acquisition

The Company will bear all of the expenses incurred in connection with the offer and sale, while the Apollo Funds, the Riverstone Funds, Franklin and MacKay Shields will be responsible for paying underwriting fees, discounts and selling commissions. The Company incurred fees of $0.7 million, $0.2 million and $0.7 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

In June and November of 2021, the Company entered into separate secondary underwriting agreements with certain stockholders affiliated with the Sponsors (the “Selling Stockholders”), pursuant to which the Selling Stockholders sold shares of common stock of the Company. Each secondary offering was made pursuant to a prospectus supplement filed with the SEC. The Selling Stockholders received all the proceeds from these offerings.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the years ended December 31, 2021, 2020 and 2019, the Company incurred fees of approximately $3.1 million, $3.5 million and $4.2 million, respectively, of which $0.2 million, $0.7 million and $2.3 million were payable at each respective balance sheet date for legal services performed by V&E.

Note 12 — Commitments and Contingencies

Legal Proceedings and Other Contingencies

From time to time, the Company is involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on our results from operations for a specific interim period or year.

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico production sharing contracts. As of December 31, 2021, the Company had secured performance bonds from third party sureties and letters of credit issued under its Bank Credit Facility totaling approximately $724.4 million and $13.6 million, respectively.

The table below summarizes the Company’s total minimum commitments associated with vessel commitments and purchase obligations as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	Thereafter	Total
Vessel Commitments(1)	$29,710	$—	$—	$—	$—	$29,710
Committed purchase orders(2)	3,153	—	—	—	—	3,153
Total	$32,863	$—	$—	$—	$—	$32,863

(1)
Includes vessel commitments the Company will utilize for certain Deepwater well intervention and decommissioning activities. These commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will be billed for their working interest share of such costs.
(2)
Includes committed purchase orders to execute planned future drilling activities. These commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will be billed for their working interest share of such costs.

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations. For the year ended December 31, 2021, the Company recorded $21.1 million related to estimated decommissioning obligations reflected in “Other operating (income) expense” on the Consolidated Statements of Operations.

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise our opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

Note 13 — Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs

Aggregate amounts of capitalized costs relating to oil, natural gas and NGL activities and the aggregate amount of related accumulated depletion and amortization as of the dates indicated are presented below (in thousands):

	Year Ended December 31,
	2021	2020
Proved properties	$5,232,479	$4,945,550
Unproved oil and gas properties, not subject to amortization(1)	219,055	254,994
Total oil and gas properties	5,451,534	5,200,544
Less: Accumulated depletion	3,072,907	2,680,254
Net capitalized costs	$2,378,627	$2,520,290
Depletion and amortization rate (Per MBoe)(2)	$16.71	$31.42

(1)
Amount includes $110.3 million and $121.7 million of unproved properties, not subject to amortization, related to the Company’s operations in offshore Mexico for the years ended December 31, 2021 and 2020, respectively.
(2)
Year ended December 31, 2020 includes the impact of a write-down of its U.S. oil and natural gas properties as result of the Company's ceiling test computations. See Note 4 — Property, Plant and Equipment for additional information.

Included in the depletable basis of proved oil and gas properties is the estimate of the Company’s proportionate share of asset retirement costs relating to these properties which are also reflected as “Asset retirement obligations” on the accompanying Consolidated Balance Sheets. See Note 4 — Property, Plant and Equipment for additional information.

Costs Incurred for Property Acquisition, Exploration and Development Activities

The following table reflects the costs incurred in oil, natural gas and NGL property acquisition, exploration and development activities during the years indicated (in thousands). Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to estimates during the year.

	Year Ended December 31,
	2021	2020	2019
Property acquisition costs:
Proved properties	$210	$422,833	$27,660
Unproved properties, not subject to amortization	—	95,242	16,062
Total property acquisition costs	210	518,075	43,722
Exploration costs(1)	23,844	59,422	209,161
Development costs	245,058	362,011	292,547
Total costs incurred	$269,112	$939,508	$545,430

(1)
Amount includes $6.6 million, $14.6 million and $74.2 million of exploration costs related to the Company’s operations in offshore Mexico for the year ended December 31, 2021, 2020 and 2019, respectively.

Estimated Quantities of Proved Oil, Natural Gas and NGL Reserves

The Company employs full-time experienced reserve engineers and geologists who are responsible for determining proved reserves in compliance with SEC guidelines. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The reserve data in the following tables only represent estimates and should not be construed as being exact. Engineering reserve estimates were prepared based upon interpretation of production performance data and sub-surface information obtained from the drilling of existing wells. The Company’s Director of Reserves, internal reservoir engineers and geologists analyzed and prepared reserve estimates on all oil and natural gas fields. All of the Company’s proved oil, natural gas and NGL reserves are located in the U.S. Gulf of Mexico.

At, December 31, 2021, 2020 and 2019, 100% of proved oil, natural gas and NGL reserves attributable to all of the Company’s oil and natural gas properties were estimated and compiled for reporting purposes by the Company’s reservoir engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers and geologists.

The following table presents the Company’s estimated proved reserves at its net ownership interest:

	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Oil Equivalent (MBoe)
Total proved reserves at December 31, 2018	112,539	171,024	10,696	151,739
Revision of previous estimates	(5,553)	(15,898)	(1,237)	(9,440)
Production	(13,844)	(23,306)	(1,228)	(18,956)
Purchases of reserves	2,094	2,626	130	2,662
Extensions and discoveries	11,518	21,552	620	15,730
Total proved reserves at December 31, 2019	106,754	155,998	8,981	141,735
Revision of previous estimates	(14,633)	(56,358)	(168)	(24,195)
Production(1)	(13,665)	(28,652)	(1,559)	(19,999)
Purchases of reserves	26,903	181,872	3,528	60,743
Extensions and discoveries	3,948	4,348	76	4,749
Total proved reserves at December 31, 2020	109,307	257,208	10,858	163,033
Revision of previous estimates	13,619	8,979	5,137	20,252
Production	(16,159)	(32,795)	(1,875)	(23,500)
Extensions and discoveries	997	2,961	315	1,806
Total proved reserves at December 31, 2021	107,764	236,353	14,435	161,591
Total proved developed reserves as of:
December 31, 2019	72,016	115,381	6,733	97,979
December 31, 2020	85,007	204,054	8,104	127,120
December 31, 2021	93,420	186,442	11,792	136,286
Total proved undeveloped reserves as of:
December 31, 2019	34,738	40,617	2,248	43,756
December 31, 2020	24,300	53,154	2,754	35,913
December 31, 2021	14,344	49,911	2,643	25,305

(1)
Excludes approximately 3.0 MBoe of Mexico well test production.

During 2021, proved reserves decreased by 1.4 MMBoe primarily due to a decrease of 23.5 MMBoe of production. The decrease was partially offset by revision to previous estimates of 20.3 MMBoe due to increase in commodity prices as well as 1.8 MMBoe of estimated proved reserves from extensions and discoveries primarily from an evaluation of Crown and Anchor Field located in the Mississippi Canyon core area.

During 2020, proved reserves decreased by 21.3 MMBoe primarily due to a decrease of 20.0 MMBoe of production and revision to previous estimates of 24.2 MMBoe due to decrease in commodity prices. The decrease was partially offset by the addition of 60.7 MMBoe added through purchases from the ILX and Castex Acquisition, Castex Energy 2005 Acquisition and LLOG Acquisition as well as 4.7 MMBoe of estimated proved reserves from extensions and discoveries primarily from an evaluation of Green Canyon 18 and Claiborne Fields.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil, Natural Gas and NGL Reserves

The following table reflects the standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil, natural gas and NGL reserves (in thousands):

	Year Ended December 31,
	2021	2020	2019
Future cash inflows	$8,496,005	$4,927,497	$7,151,875
Future costs:
Production	(1,868,818)	(1,105,211)	(1,633,432)
Development and abandonment	(1,422,507)	(1,236,874)	(1,464,270)
Future net cash flows before income taxes	5,204,680	2,585,412	4,054,173
Future income tax expense	(676,778)	(141,515)	(662,317)
Future net cash flows after income taxes	4,527,902	2,443,897	3,391,856
Discount at 10% annual rate	(1,087,291)	(538,963)	(854,261)
Standardized measure of discounted future net cash flows	$3,440,611	$1,904,934	$2,537,595

Future cash inflows are computed by applying SEC Pricing to year-end quantities of proved reserves. The discounted future cash flow estimates do not include the effects of derivative instruments. See the following table for base prices used in determining the standardized measure:

	Year Ended December 31,
	2021	2020	2019
Oil price per Bbl	$67.14	$39.47	$61.01
Natural gas price per Mcf	$3.71	$1.97	$2.59
NGL price per Bbl	$26.62	$9.89	$26.17

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

Changes in Standardized Measure of Discounted Future Net Cash Flows

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil, natural gas and NGL reserves are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Standardized measure, beginning of year	$1,904,934	$2,537,595	$3,340,246
Sales and transfers of oil, net gas and NGLs produced during the period	(957,576)	(339,557)	(665,226)
Net change in prices and production costs	2,049,980	(1,468,304)	(849,696)
Changes in estimated future development costs	(57,876)	32,589	(75,564)
Previously estimated development costs incurred	69,125	46,143	117,049
Accretion of discount	199,849	299,302	392,526
Net change in income taxes	(391,834)	361,875	129,590
Purchases of reserves	—	730,611	75,009
Extensions and discoveries	45,485	71,589	306,515
Net change due to revision in quantity estimates	426,357	(309,338)	(199,576)
Changes in production rates (timing) and other	152,167	(57,571)	(33,278)
Standardized measure, end of year	$3,440,611	$1,904,934	$2,537,595