Form 10-Q
period 2022-03-31
TALOS ENERGY INC.
filed 2022-05-05
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 27, 2022, the registrant had 82,535,186 shares of common stock, $0.01 par value per share, outstanding.

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

CO2 — Carbon dioxide.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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
•
costs of developing properties;
•
general economic conditions;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•
credit markets;
•
impact of new accounting pronouncements on earnings in future periods;
•
estimates of future income taxes;
•
our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•
the success of our carbon capture and sequestration opportunities;

•
our ongoing strategy with respect to our Zama asset;
•
uncertainty regarding our future operating results and our future revenues and expenses; and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”), such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; the lack of a resolution to the war in Ukraine and its impact on certain commodity markets; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; inflation; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Annual Report”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,348	$69,852
Accounts receivable:
Trade, net	242,303	173,241
Joint interest, net	23,999	28,165
Other, net	11,946	18,062
Assets from price risk management activities	—	967
Prepaid assets	43,402	48,042
Other current assets	1,808	1,674
Total current assets	401,806	340,003
Property and equipment:
Proved properties	5,304,468	5,232,479
Unproved properties, not subject to amortization	227,411	219,055
Other property and equipment	29,452	29,091
Total property and equipment	5,561,331	5,480,625
Accumulated depreciation, depletion and amortization	(3,190,383)	(3,092,043)
Total property and equipment, net	2,370,948	2,388,582
Other long-term assets:
Assets from price risk management activities	—	2,770
Equity method investments	2,665	—
Other well equipment inventory	17,650	17,449
Operating lease assets	5,649	5,714
Other assets	11,776	12,297
Total assets	$2,810,494	$2,766,815
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$91,158	$85,815
Accrued liabilities	126,838	130,459
Accrued royalties	68,134	59,037
Current portion of long-term debt	6,060	6,060
Current portion of asset retirement obligations	51,273	60,311
Liabilities from price risk management activities	308,402	186,526
Accrued interest payable	17,981	37,542
Current portion of operating lease liabilities	1,778	1,715
Other current liabilities	33,970	33,061
Total current liabilities	705,594	600,526
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	925,081	956,667
Asset retirement obligations	390,806	373,695
Liabilities from price risk management activities	42,458	13,938
Operating lease liabilities	15,853	16,330
Other long-term liabilities	35,577	45,006
Total liabilities	2,115,369	2,006,162
Commitments and contingencies (Note 10)
Stockholdersʼ equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 82,535,186 and 81,881,477 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	825	819
Additional paid-in capital	1,677,705	1,676,798
Accumulated deficit	(983,405)	(916,964)
Total stockholdersʼ equity	695,125	760,653
Total liabilities and stockholdersʼ equity	$2,810,494	$2,766,815

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil	$353,886	$229,561
Natural gas	42,981	28,234
NGL	16,699	9,113
Total revenues	413,566	266,908
Operating expenses:
Lease operating expense	59,814	66,628
Production taxes	851	822
Depreciation, depletion and amortization	98,340	101,657
Accretion expense	14,377	14,985
General and administrative expense	22,528	19,189
Other operating (income) expense	136	(1,000)
Total operating expenses	196,046	202,281
Operating income	217,520	64,627
Interest expense	(31,490)	(34,076)
Price risk management activities expense	(281,219)	(137,508)
Equity method investment income	142	—
Other income (expense)	28,134	(13,950)
Net loss before income taxes	(66,913)	(120,907)
Income tax benefit (expense)	472	(584)
Net loss	$(66,441)	$(121,491)

Net loss per common share:
Basic	$(0.81)	$(1.49)
Diluted	$(0.81)	$(1.49)
Weighted average common shares outstanding:
Basic	82,071	81,435
Diluted	82,071	81,435

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Total
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholdersʼ Equity
Balance at December 31, 2020	81,279,989	$813	$1,659,800	$(734,012)	$926,601
Equity-based compensation	—	—	4,194	—	4,194
Equity-based compensation tax withholdings	—	—	(2,150)	—	(2,150)
Equity-based compensation stock issuances	427,225	4	(4)	—	—
Net loss	—	—	—	(121,491)	(121,491)
Balance at March 31, 2021	81,707,214	$817	$1,661,840	$(855,503)	$807,154

Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	760,653
Equity-based compensation	—	—	5,389	—	5,389
Equity-based compensation tax withholdings	—	—	(4,476)	—	(4,476)
Equity-based compensation stock issuances	653,709	6	(6)	—	—
Net loss	—	—	—	(66,441)	(66,441)
Balance at March 31, 2022	82,535,186	$825	$1,677,705	$(983,405)	$695,125

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,441)	$(121,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	112,717	116,642
Amortization of deferred financing costs and original issue discount	3,415	3,142
Equity-based compensation expense	3,318	2,664
Price risk management activities expense	281,219	137,508
Net cash paid on settled derivative instruments	(127,086)	(48,381)
Equity method investment income	(142)	—
Loss on extinguishment of debt	—	13,225
Settlement of asset retirement obligations	(20,023)	(10,120)
Gain on sale of assets	—	(319)
Changes in operating assets and liabilities:
Accounts receivable	(56,817)	(17,108)
Other current assets	4,505	(3,350)
Accounts payable	9,381	(10,978)
Other current liabilities	(26,423)	5,328
Other non-current assets and liabilities, net	(4,013)	194
Net cash provided by operating activities	113,610	66,956
Cash flows from investing activities:
Exploration, development and other capital expenditures	(53,978)	(64,745)
Cash paid for acquisitions, net of cash acquired	(3,500)	(8,322)
Proceeds from sale of property and equipment, net	346	330
Contributions to equity method investees	(2,250)	—
Net cash used in investing activities	(59,382)	(72,737)
Cash flows from financing activities:
Issuance of senior notes	—	600,500
Redemption of senior notes and other long-term debt	—	(356,803)
Proceeds from Bank Credit Facility	35,000	—
Repayment of Bank Credit Facility	(70,000)	(175,000)
Deferred financing costs	—	(19,387)
Other deferred payments	—	(5,575)
Payments of finance lease	(6,256)	(5,058)
Employee stock awards tax withholdings	(4,476)	(2,150)
Net cash (used in) provided by financing activities	(45,732)	36,527

Net increase in cash and cash equivalents	8,496	30,746
Cash and cash equivalents:
Balance, beginning of period	69,852	34,233
Balance, end of period	$78,348	$64,979

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$53,317	$65,755
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$43,352	$13,712

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 — Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

Talos Energy Inc. (the “Parent Company”) is a Delaware corporation originally incorporated on November 14, 2017. On May 10, 2018, the Parent Company consummated a combination between Talos Energy LLC and Stone Energy Corporation (“Stone”). Talos Energy LLC, which was the acquirer of Stone for financial reporting and accounting purposes, was formed in 2011 and commenced commercial operations on February 6, 2013. The Parent Company conducts all business operations through its operating subsidiaries, owns no operating assets and has no material operations, cash flows or liabilities independent of its subsidiaries. The Parent Company’s common stock is traded on The New York Stock Exchange under the ticker symbol “TALO.”

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of carbon capture and sequestration (“CCS”) opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, the Company also utilizes its expertise to explore opportunities to reduce industrial CO2 emissions through our CCS collaborative arrangements along the coast of the U.S. Gulf of Mexico.

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The unaudited financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in the 2021 Annual Report.

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

Certain reclassifications have been made to the prior year’s presentation to conform to the current year’s presentation. Amounts previously included as income in “Other” within “Revenues and Other” on the Condensed Consolidated Statements of Operations are now reflected in “Other operating (income) expense” as a component of “Total operating expenses” on the Condensed Consolidated Statements of Operations.

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) carbon capture and sequestration (“CCS Segment”). The Upstream Segment is the Company’s only reportable segment. The CCS Segment did not meet any of the quantitative thresholds to be a separate reportable segment. It did not generate any revenue and incurred $2.4 million of operating expenses during the three months ended March 31, 2022. The CCS Segment had $4.1 million in assets at March 31, 2022. Additionally, the legal entities included in the CCS Segment have been designated as unrestricted, non-guarantor subsidiaries of the Company for purposes of the credit agreement and indenture governing the Company’s indebtedness.

Note 2 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the U.S., primarily in the Gulf of Mexico deep and shallow waters. During the three months ended March 31, 2022 and 2021, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At March 31, 2022, the Company’s ceiling test computation was based on SEC pricing of $75.88 per Bbl of oil, $4.20 per Mcf of natural gas and $30.86 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2021	$434,006
Obligations incurred	17
Obligations settled	(20,023)
Obligations divested	(1,572)
Accretion expense	14,377
Changes in estimate	15,274
Asset retirement obligations at March 31, 2022	$442,079
Less: Current portion at March 31, 2022	51,273
Long-term portion at March 31, 2022	$390,806

Note 3 — Leases

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

	Three Months Ended March 31,
	2022	2021
Finance lease cost - interest on lease liabilities	$2,059	$3,256
Operating lease cost, excluding short-term leases(1)	568	716
Short-term lease cost(2)	5,762	5,760
Variable lease cost(3)	363	322
Total lease cost	$8,752	$10,054

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease assets	$5,649	$5,714

Current portion of operating lease liabilities	$1,778	$1,715
Operating lease liabilities	15,853	16,330
Total operating lease liabilities	$17,631	$18,045

Finance leases:
Proved property	$124,299	$124,299

Other current liabilities	$28,570	$27,083
Other long-term liabilities	5,395	13,138
Total finance lease liabilities	$33,965	$40,221

The table below presents the supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash outflow from finance leases	$2,059	$3,256
Operating cash outflow from operating leases	$923	$987

Note 4 — Financial Instruments

As of March 31, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$591,639	$703,625	$588,838	$685,945
7.50% Senior Notes – due May 2022	$6,060	$5,696	$6,060	$6,145
Bank Credit Facility – matures November 2024	$333,442	$340,000	$367,829	$375,000

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash paid on settled derivative instruments	$(127,086)	$(48,381)
Unrealized loss	(154,133)	(89,127)
Price risk management activities expense	$(281,219)	$(137,508)

The following table reflects the contracted volumes and weighted average prices under the terms of the Company's derivative contracts as of March 31, 2022:

Swap Contracts
Production Period	Settlement Index	Average Daily Volumes	Weighted Average Swap Price
Crude oil:		(Bbls)	(per Bbl)
April 2022 – December 2022	NYMEX WTI CMA	21,535	$53.13
January 2023 – December 2023	NYMEX WTI CMA	12,192	$68.21
January 2024 – June 2024	NYMEX WTI CMA	3,000	$71.66
Natural gas:		(MMBtu)	(per MMBtu)
April 2022 – December 2022	NYMEX Henry Hub	40,393	$2.82
January 2023 – December 2023	NYMEX Henry Hub	22,627	$3.55
January 2024 – June 2024	NYMEX Henry Hub	10,000	$3.25

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps	$—	$—	$—	$—
Liabilities:
Oil and natural gas swaps	—	(350,860)	—	(350,860)
Total net liability	$—	$(350,860)	$—	$(350,860)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps	$—	$3,737	$—	$3,737
Liabilities:
Oil and natural gas swaps	—	(200,464)	—	(200,464)
Total net liability	$—	$(196,727)	$—	$(196,727)

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

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$—	$308,402	$967	$186,526
Non-current	—	42,458	2,770	13,938
Total gross amounts presented on balance sheet	—	350,860	3,737	200,464
Less: Gross amounts not offset on the balance sheet	—	—	3,737	3,737
Net amounts	$—	$350,860	$—	$196,727

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at March 31, 2022 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 5 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	March 31, 2022	December 31, 2021
12.00% Second-Priority Senior Secured Notes – due January 2026	$650,000	$650,000
7.50% Senior Notes – due May 2022	6,060	6,060
Bank Credit Facility – matures November 2024(1)	340,000	375,000
Total debt, before discount and deferred financing cost	996,060	1,031,060
Discount and deferred financing cost	(64,919)	(68,333)
Total debt, net of discount and deferred financing costs(2)	931,141	962,727
Less: Current portion of long-term debt	6,060	6,060
Long-term debt, net of discount and deferred financing costs	$925,081	$956,667

(1)
As of March 31, 2022, the Company had outstanding borrowings at a weighted average interest rate of 3.72%.
(2)
At March 31, 2022, the Company was in compliance with all debt covenants.

Subsequent Event

Redetermination of the Bank Credit Facility — On May 4, 2022, the Company’s borrowing base increased from $950.0 million to $1.1 billion and commitments increased from $791.3 million to $806.3 million. The next scheduled redetermination is expected to occur in fourth quarter of 2022.

Note 6 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the three months ended March 31, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	1,983,199	$13.02
Granted	2,206,473	$12.96
Vested	(921,729)	$14.08
Forfeited	(13,372)	$12.59
Unvested RSUs at March 31, 2022(1)	3,254,571	$12.68

(1)
As of March 31, 2022, 27,814 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the three months ended March 31, 2022:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	1,015,459	$16.41
Granted(1)	591,062	$23.59
Forfeited	(16,486)	$17.48
Cancelled	(975,564)	$16.42
Unvested PSUs at March 31, 2022	614,471	$23.27

(1)
There were 295,531 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute total shareholder return (“TSR”) over a three-year performance period. An additional 295,531 PSUs were granted and are eligible to vest based on continued employment and the Company’s return (“PVI”) on the wells included in the 2022 drill program over a three-year performance period. The actual number of PSUs earned ranges between 0% and 200% depending on actual performance over the performance period. For the PVI PSUs, the Company recognizes compensation cost if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance conditions at each reporting date.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

Grant Date
March 5, 2022
Expected term (in years)	2.8
Expected volatility	82.2%
Risk-free interest rate	1.6%
Dividend yield	—%
Fair value (in thousands)	$8,668

Modification — During March 2022, the outstanding PSUs held by certain executive officers that were awarded in 2020 and 2021 were cancelled and, in connection with this cancellation, 1,147,352 of RSUs were granted (the “Retention RSUs”). The Retention RSUs will vest ratably each year over two years, generally contingent upon continued employment through each such date. The cancellation of the PSUs along with the concurrent grant of the Retention RSUs are accounted for as a modification. The incremental cost of $9.7 million will be recognized prospectively over the modified requisite service period. Additionally, the remaining unrecognized grant or modification date fair value of the original PSUs will be recognized over the original remaining requisite service period.

Share-based Compensation Costs

Share-based compensation costs associated with RSUs, PSUs and other awards are reflected as “General and administrative expense,” on the Condensed Consolidated Statements of Operations, net amounts capitalized to “Proved Properties,” on the Condensed Consolidated Balance Sheets. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended March 31,
	2022	2021
Share-based compensation costs	$5,652	$4,915
Less: Amounts capitalized to oil and gas properties	2,334	2,251
Total share-based compensation expense	$3,318	$2,664

Note 7 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended March 31, 2022, the Company recognized an income tax benefit of $0.5 million for an effective tax rate of 0.7%. The Company’s effective tax rate of 0.7% is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the three months ended March 31, 2021, the Company recognized an income tax expense of $0.6 million for an effective tax rate of negative 0.5%. The Company’s effective tax rate of negative 0.5% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. As of March 31, 2022, the Company maintains a full valuation allowance for U.S. federal, state and foreign net deferred tax assets.

Note 8 — Income (Loss) Per Share

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(66,441)	$(121,491)

Weighted average common shares outstanding — basic	82,071	81,435
Dilutive effect of securities	—	—
Weighted average common shares outstanding — diluted	82,071	81,435

Net loss per common share:
Basic	$(0.81)	$(1.49)
Diluted	$(0.81)	$(1.49)
Anti-dilutive potentially issuable securities excluded from diluted common shares	3,329	2,949

Note 9 — Related Party Transactions

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds” and, together with the Apollo Funds, the “Sponsors”) and members of management pursuant to which the Company received a private equity capital commitment. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company’s common stock. Riverstone Funds held 19.7% of the Company’s common stock as of March 31, 2022.

Equity Registration Rights Agreement

Riverstone Funds as well as ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds (the “Riverstone Sellers”), are parties to an amended registration rights agreement relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2021 Annual Report.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three months ended March 31, 2022 and 2021, fees incurred by the Company were nil and $0.1 million, respectively.

Amended and Restated Stockholders’ Agreement

On May 10, 2018, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) by and among the Company and the other parties thereto. On February 24, 2020, the Company and the other parties thereto amended the Stockholders’ Agreement (the “Stockholders’ Agreement Amendment”). A discussion of the Stockholders’ Agreement Amendment is included in the accompanying Notes to Consolidated Financial Statements in the 2021 Annual Report.

On March 29, 2022, the Company and other parties thereto, entered into the Amended and Restated Stockholders’ Agreement, in connection with the resignation of certain members of the Company's Board of Directors (the “Amended and Restated Stockholders’ Agreement”). The Amended and Restated Stockholders’ Agreement, among other things, (i) terminates the rights of the Apollo Funds under the Stockholders’ Agreement and (ii) eliminates the requirement that the Board of Directors consist of ten members.

The Riverstone Funds have agreed to vote their shares of our common stock in favor of any nominee designated and nominated for election to the Board of Directors in accordance with the terms of the Amended and Restated Stockholders’ Agreement and in a manner consistent with the recommendation of the Nominating and Governance Committee with respect to all other nominees.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three months ended March 31, 2022 and 2021, the Company incurred fees of approximately $0.5 million and $0.9 million, respectively, of which $0.6 million and $1.1 million were payable at each respective balance sheet for legal services performed by V&E.

Bayou Bend CCS LLC

The Company owns a 50% membership interest in Bayou Bend CCS LLC (“Bayou Bend”), which is a variable interest entity and accounted for using the equity method of accounting. Bayou Bend has a CCS site located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor that is in the early stages of development. The Company expects to make additional cash capital contributions proportionate with its membership interest to finance and advance the development of the Bayou Bend CCS project.

On March 8, 2022, the Company and Bayou Bend entered into an operating agreement whereby the Company has agreed to provide certain services to facilitate Bayou Bend’s operations and to fulfill other general and administrative functions relating to the operation and management of Bayou Bend and its business. The Company will invoice Bayou Bend for reimbursement of direct and indirect general and administrative expenses incurred as well as all other direct out-of-pocket costs and expenses incurred or paid on behalf of Bayou Bend. There was no related party receivable from Bayou Bend as of March 31, 2022.

Note 10 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico production sharing contracts. As of March 31, 2022, the Company had secured performance bonds from third party sureties and letters of credit issued under its Bank Credit Facility totaling approximately $707.1 million and $13.6 million, respectively. The cost of securing these bonds are reflected as “Interest expense” on the Condensed Consolidated Statements of Operations.

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

On March 23, 2022, the Company entered into a settlement agreement to receive $27.5 million to resolve previously pending litigation, which was filed on October 23, 2017, against a third-party supplier related to quality issues. As part of the settlement agreement, the Company released all of its claims in the litigation. The settlement is reflected as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations. During the three months ended March 31, 2022, the Company recorded $0.3 million, related to estimated decommissioning obligations reflected as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations. As of March 31, 2022, the Company incurred $3.3 million and $20.6 million in obligations reflected as “Other current liabilities” and “Other long-term liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements, or revise our opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and our cash flows in the period in which the amounts are paid.

Note 11 — Subsequent Events

Redetermination of the Bank Credit Facility

For additional information, see Note 5 — Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1. “Condensed Consolidated Financial Statements” of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2021 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our” or the “Company” are to Talos Energy Inc. and its wholly-owned subsidiaries.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both upstream through oil and gas exploration and production and downstream through the development of carbon capture and sequestration (“CCS”) opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce industrial CO2 emissions through our CCS collaborative arrangements along the coast of the U.S. Gulf of Mexico.

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

Significant Developments

Below is a cumulative list of significant developments that have occurred since the filing of our 2021 Annual Report.

Zama Update — On March 23, 2022, we received the final Unitization Resolution (the “UR”) from Mexico’s Ministry of Energy regarding the development of the Zama Field in offshore Mexico. Among other things, the UR affirms the appointment of Petróleos Mexicanos (“Pemex”) as operator of the unit. Unitization of the Zama Field was required after determination that the field is located within both our operated Block 7 and an adjacent Pemex-operated block and provides for joint development of the entire reservoir instead of each party developing its own block. We hold a 17.35% participating interest in the unitized Zama Field, and working interest partners are working to create a Unit Development Plan to submit to the Comisión Nacional de Hidrocarburos, as required by the UR.

Carbon Capture Initiatives — On March 11, 2022, we announced that Bayou Bend CCS LLC, our equity method investment with Carbonvert, Inc. (“Carbonvert”), executed definitive lease documentation with the Texas General Land Office, formalizing the previously announced CCS site located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor. Additionally, we announced that we had established a CCS strategic alliance with Core Laboratories N.V., to provide technical evaluation and assurance services for CCS subsurface analysis, including our upcoming 2022 stratigraphic evaluation wells.

On May 3, 2022, we announced a memorandum of understanding (“MOU”) with Carbonvert and Chevron U.S.A., Inc. (“Chevron”), through its Chevron New Energies division, for an expanded venture to jointly develop the Bayou Bend CCS project hub site. Under the terms of the MOU, we and Carbonvert would contribute the Bayou Bend CCS lease to a newly formed venture that includes Chevron in exchange for cash consideration at closing and capital cost carry through the project’s final investment decision. Talos, Carbonvert and Chevron would hold a 25%, 25% and 50% equity interest, respectively, upon closing of the newly formed venture and we would remain the operator.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

Eugene Island Pipeline System — During the first quarter of 2022, we experienced approximately 40 days of unplanned third-party downtime due to maintenance of the Eugene Island Pipeline System, which carries our production from the Helix Producer I (the “HP-I”) and Green Canyon 18 facilities. For the three months ended March 31, 2022, we estimate the shut-in has resulted in deferred production of approximately 4.7 MBoepd.

Known Trends and Uncertainties

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report for a detailed discussion of known trends and uncertainties. The following carries forward or provides an update to known trends and uncertainties discussed in our 2021 Annual Report.

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production.

Significant progress has been made to combat COVID-19 and its multiple variants, however, it remains a global challenge and continues to have an impact on our financial results. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will significantly depend on further developments, including the duration and spread of the outbreak and continued impact on our personnel, customer activity and third-party providers. While commodity prices, as well as our stock price and operational activity, have improved during the quarter ended March 31, 2022, we expect this global market volatility to continue at least until the outbreak of COVID-19, including any new variants, stabilizes, if not longer.

In February 2022, Russia invaded neighboring Ukraine. The economic impact of Russia’s invasion of Ukraine continues to reverberate across global markets. Russia’s status as a pariah state has substantially reduced the availability of supply across multiple commodity markets as counterparties conclude operations with Russian companies either voluntarily or to comply with sanctions. This war has exacerbated the structural limitations that were starting to become apparent in the oil and gas markets at the end of 2021. More specifically, strong global economic recovery coupled with chronic underinvestment in procuring new reserves has reduced opportunities for oil and gas markets to pivot to alternative sources of supply. Moreover, producers continue to maintain a muted response to the current price environment. OPEC Plus is not planning to adjust its coordinated production policies and oil and gas producers remain committed to capital discipline. Despite the recent upswing in oil prices, we believe that commodity prices will remain cyclical and volatile.

During the period January 1, 2022 through March 31, 2022, the daily spot prices for NYMEX WTI crude oil ranged from a high of $123.64 per Bbl to a low of $75.99 per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $6.70 per MMBtu to a low of $3.73 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments” for additional information regarding our commodity derivative positions as of March 31, 2022.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three months ended March 31, 2022 and 2021, we did not recognize an impairment based on the ceiling test computations. At March 31, 2022 our ceiling test computation was based on SEC pricing of $75.88 per Bbl of oil, $4.20 per Mcf of natural gas and $30.86 per Bbl of NGLs.

There is a significant degree of uncertainty with the assumptions used to estimate the present value of future net cash flows from estimated production of proved oil and gas reserves due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors” included in our 2021 Annual Report. The discounted present value of our proved reserves is a major component of the Ceiling calculation. Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated future discounted net cash flows related to our proved oil and natural gas properties.

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The finalization of the Unit Development Plan, which sets out the terms on which the reservoir will be jointly developed, could adversely affect the value of the oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the HP-I that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field. The next dry-dock is scheduled for mid-2022 with an estimated shut-in lasting approximately 45 to 60 days.

BOEM Bonding Requirements — In 2016, the BOEM issued the 2016 Notice to Lessees and Operators (“NTL”), which bolstered supplemental bonding requirements. The NTL was not fully implemented as the BOEM under the Trump Administration first paused, and then in 2020 rescinded, this NTL.

The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder, as a result of the implementation of a new NTL analogous to the 2016 NTL to the extent finalized, as well as to the provisions of any other new, more stringent NTLs or final rules on supplemental bonding published by the BOEM under the Biden Administration, could materially and adversely affect our financial condition, cash flows and results of operations. Moreover, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the current interest holder’s decommissioning liabilities and the Biden Administration may elect to pursue more stringent supplemental bonding requirements.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Oil	$353,886	$229,561	$124,325
Natural gas	42,981	28,234	14,747
NGL	16,699	9,113	7,586
Total revenues	$413,566	$266,908	$146,658

Total Production Volumes:
Oil (MBbls)	3,788	4,049	(261)
Natural gas (MMcf)	8,649	8,508	141
NGL (MBbls)	457	482	(25)
Total production volume (MBoe)	5,687	5,949	(262)

Daily Production Volumes by Product:
Oil (MBblpd)	42.1	45.0	(2.9)
Natural gas (MMcfpd)	96.1	94.5	1.6
NGL (MBblpd)	5.1	5.4	(0.3)
Total production volume (MBoepd)	63.2	66.1	(2.9)

Average Sale Price Per Unit:
Oil (per Bbl)	$93.42	$56.70	$36.72
Natural gas (per Mcf)	$4.97	$3.32	$1.65
NGL (per Bbl)	$36.54	$18.91	$17.63
Price per Boe	$72.72	$44.87	$27.85
Price per Boe (including realized commodity derivatives)	$50.37	$36.73	$13.64

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended March 31, 2022 vs 2021
	Price	Volume	Total
Oil	$139,124	$(14,799)	$124,325
Natural gas	14,279	468	14,747
NGL	8,059	(473)	7,586
Total revenues	$161,462	$(14,804)	$146,658

Three Months Ended March 31, 2022 and 2021 Volumetric Analysis — Production volumes decreased by 2.9 MBoepd to 63.2 MBoepd. The decrease in production volumes was primarily due to the unplanned third party downtime at Eugene Island Pipeline System, which resulted in 4.7 MBoepd of deferred production. Additionally, production volumes decreased 3.2 MBoepd at Delta House, a non-operated facility located in Mississippi Canyon, primarily related to temporary shut-ins for repairs and maintenance and natural production declines. The decrease was partially offset by an increase in production of 4.5 MBoepd from the recompletion of wells in the Phoenix Field in the third quarter of 2021.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2022	2021
Lease operating expenses	$59,814	$66,628
Lease operating expenses per Boe	$10.52	$11.20

Three Months Ended March 31, 2022 and 2021 — Total lease operating expense for the three months ended March 31, 2022 decreased by approximately $6.8 million, or 10%. This decrease was primarily related to an increase of $3.6 million in production handling fees related to certain reimbursements for costs from certain third parties, which is a reduction to lease operating expenses. Additionally, there was a decrease of $2.0 million in hurricane related repairs due to ongoing repairs for 2020 named storms in the first quarter of 2021. On a per unit basis, lease operating expense decreased $0.68 per Boe to $10.52 per Boe primarily as a result of lower production.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2022	2021
Depreciation, depletion and amortization	$98,340	$101,657
Depreciation, depletion and amortization per Boe	$17.29	$17.09

Three Months Ended March 31, 2022 and 2021 — Depreciation, depletion and amortization expense for the three months ended March 31, 2022 decreased by approximately $3.3 million, or 3%. This decrease was primarily due to decreased production of 2.9 MBoepd partially offset by an increase of $0.25 per Boe, or 1% in the depletion rate on our proved oil and natural gas properties.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2022	2021
General and administrative expense	$22,528	$19,189
General and administrative expense per Boe	$3.96	$3.23

Three Months Ended March 31, 2022 and 2021 — General and administrative expense for the three months ended March 31, 2022 increased by approximately $3.3 million, or 17%. This increase was primarily related to general and administrative expenses of $2.3 million incurred by our emerging CCS operating segment during the three months ended March 31, 2022. Additionally, general and administrative expense includes non-cash equity-based compensation of $3.3 million, or $0.58 per Boe, during the three months ended March 31, 2022, which is an increase of $0.7 million. On a per unit basis, general and administrative expense increased $0.73 per Boe.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended March 31,
	2022	2021
Accretion expense	$14,377	$14,985
Other operating (income) expense	$136	$(1,000)
Interest expense	$31,490	$34,076
Price risk management activities expense	$281,219	$137,508
Other (income) expense	$(28,134)	$13,950
Income tax (benefit) expense	$(472)	$584

Three Months Ended March 31, 2022 and 2021 —

Price Risk Management Activities — The expense of $281.2 million for the three months ended March 31, 2022 consists of $127.1 million in cash settlement losses and $154.1 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $137.5 million for the three months ended March 31, 2021 consists of $89.1 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $48.4 million in cash settlement losses.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through June 2024, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments.”

Other (Income) Expense — During the three months ended March 31, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.” Additionally, we recorded a $13.2 million loss on extinguishment of debt as a result of the redemption of the 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”) during the three months ended March 31, 2021.

Income Tax (Benefit) Expense — During the three months ended March 31, 2022, we recorded $0.5 million of income tax benefit compared to $0.6 million of income tax expense during the three months ended March 31, 2021. The change is primarily a result of recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

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

The following tables present a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(66,441)	$(121,491)
Interest expense	31,490	34,076
Income tax (benefit) expense	(472)	584
Depreciation, depletion and amortization	98,340	101,657
Accretion expense	14,377	14,985
EBITDA	77,294	29,811
Transaction and other (income) expenses(1)(3)	(26,532)	1,778
Derivative fair value loss(2)	281,219	137,508
Net cash paid on settled derivative instruments(2)	(127,086)	(48,381)
Loss on extinguishment of debt	—	13,225
Non-cash equity-based compensation expense	3,318	2,664
Adjusted EBITDA	$208,213	$136,605

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
(3)
Includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility (defined below). Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has increased since December 31, 2021 primarily due to an increase of $121.9 million in liabilities from price risk management activities. As of March 31, 2022, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $516.1 million. Subsequent to period end, we paid down an additional $20.0 million of our Bank Credit Facility and increased our commitments to $806.3 million, which resulted in available capacity of $472.7 million under our Bank Credit Facility on a pro forma basis as of March 31, 2022.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the three months ended March 31, 2022 (in thousands):

U.S. drilling & completions	$29,436
Mexico appraisal & exploration	101
Asset management	20,275
Seismic and G&G, land, capitalized G&A, CCS and other	14,871
Total capital expenditures	64,683
Plugging & abandonment	20,023
Total capital expenditures and plugging & abandonment	$84,706

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remainder of our board approved 2022 capital spending program of $450.0 million to $480.0 million, of which approximately $30.0 million is allocated to CCS. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, raising debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding debt.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$113,610	$66,956
Investing activities	$(59,382)	$(72,737)
Financing activities	$(45,732)	$36,527

Operating Activities — Net cash provided by operating activities increased $46.7 million in the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily attributable to an increase in revenues net of lease operating expense of $153.5 million. This was offset by an increase in cash payments on derivative instruments of $78.7 million and settlements of asset retirement obligations of $9.9 million.

Investing Activities — Net cash used in investing activities decreased $13.4 million in the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to a decrease in capital expenditures of $10.8 million and payments for acquisitions of $4.8 million. This was offset by an increase in contributions to equity investees of $2.3 million.

Financing Activities — Cash flow from financing activities decreased $82.3 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. During the three months ended March 31, 2022, net repayments of $35.0 million reduced the Bank Credit Facility.

During the three months ended March 31, 2021, the issuance of the 12.00% Notes (defined below) in January 2021 generated $577.4 million after original discount and deferred financing costs. The net proceeds from the 12.00% Notes funded the $356.8 million redemption of the 11.00% Notes and reduced the indebtedness under the Bank Credit Facility by $175.0 million in the first quarter of 2021.

Overview of Debt Instruments

Bank Credit Facility — matures November 2024 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. On May 4, 2022, our borrowing base increased from $950.0 million to $1.1 billion and commitments increased from $791.3 million to $806.3 million. The next scheduled redetermination is expected to occur in fourth quarter of 2022. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

12.00% Second-Priority Senior Secured Notes — due January 2026 — The 12.00% Second-Priority Senior Secured Notes (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the “Parent Guarantor”); Talos Production Inc. (the “Issuer”); the Subsidiary Guarantors (defined below); and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature on January 15, 2026 and have interest payable semi-annually each January 15 and July 15, commencing on July 15, 2021. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

7.50% Senior Notes — due May 2022 — The 7.50% Senior Notes (the “7.50% Notes”) mature May 31, 2022 and have interest payable semi-annually each May 31 and November 30. For additional details on the 7.50% Notes, see Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

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

The following table presents the balance sheet information for the respective periods (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$392,230	$330,415
Non-current assets	2,285,516	2,305,855
Total assets	$2,677,746	$2,636,270

Current liabilities	$704,187	$598,062
Non-current liabilities	1,409,614	1,405,382
Talos Energy Inc. stockholdersʼ equity	563,945	632,826
Total liabilities and stockholdersʼ equity	$2,677,746	$2,636,270

The following table presents the income statement information (in thousands):

Three Months Ended March 31, 2022
Revenues	$413,566
Costs and expenses	(477,599)
Net loss	$(64,033)

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. There have been no material changes to our material cash requirements from known contractual obligations since those reported in our 2021 Annual Report except:

•
Vessel commitments increased by approximately $33.6 million due to the execution of an offshore drilling rig agreement on April 6, 2022. These commitments represent gross contractual obligations and, accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs; and
•
Derivative net liabilities increased from $196.7 million to $350.9 million.

Performance Bonds — As of March 31, 2022, we had secured performance bonds from third party sureties and letters of credit issued under our Bank Credit Facility primarily related to P&A of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico PSCs totaling approximately $707.1 million and $13.6 million, respectively.

See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition.

Critical Accounting Policies and Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies, which are summarized in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2021 Annual Report.

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

There was no recently issued accounting standards material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Annual Report. Except as disclosed in this Quarterly Report, there have been no material changes from the disclosures presented in our 2021 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2022, the Company entered into a settlement agreement to receive $27.5 million to resolve previously pending litigation, which was filed on October 23, 2017, against a third-party supplier related to quality issues. As part of the settlement agreement, the Company released all of its claims in the litigation.

There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2021 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2021 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2021 Annual Report or our other SEC filings, except as set forth below.

The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces invaded Ukraine, and sustained war and disruption in the region is likely. Although the length, impact and outcome of the ongoing military war in Ukraine is highly unpredictable, this war could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the U.S., the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•
blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•
blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the war in Ukraine, and the U.S., the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. Continued hostilities, or any significant increases in the extent and duration of the military action, sanctions and resulting market disruptions — or any meaningful escalation in the objectives thereof or the methods used by the combatants to achieve such objectives —could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Alternatively, a cessation of hostilities as a result of a negotiated withdrawal or otherwise—particularly if coupled with an easing of international sanctions — could cause commodity prices to decline in a manner that would reduce the revenues we receive for our oil and gas production. During the first quarter of 2022, we have experienced an increase in commodity prices as sanctions imposed on Russia severely limited the access of Russian oil and gas producers to international markets. If the military action concludes and the related sanctions are dropped, commodity prices could significantly decrease. Any of the abovementioned factors could affect our business, financial condition and results of operations.

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

4.1

Amended and Restated Stockholders’ Agreement, dated as of March 29, 2022, by and among Talos Energy Inc. and each of the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.'s Form 8-K (File No. 001-38497) filed with the SEC on March 30, 2022).

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

10.1*†	Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives).

10.2*†	Form of Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives).

10.3*†	Form of Performance Share Unit Cancellation and Release Agreement.

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talos Energy Inc.

Date:	May 4, 2022	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer