Form 10-Q
period 2022-06-30
TALOS ENERGY INC.
filed 2022-08-05
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 82,541,345 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

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
•
costs of developing properties;
•
general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”), such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; the lack of a resolution to the war in Ukraine and its impact on certain commodity markets; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Annual Report”), Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 5, 2022 and this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,481	$69,852
Accounts receivable:
Trade, net	244,883	173,241
Joint interest, net	25,875	28,165
Other, net	11,409	18,062
Assets from price risk management activities	3,686	967
Prepaid assets	76,907	48,042
Other current assets	4,244	1,674
Total current assets	475,485	340,003
Property and equipment:
Proved properties	5,413,489	5,232,479
Unproved properties, not subject to amortization	203,117	219,055
Other property and equipment	30,154	29,091
Total property and equipment	5,646,760	5,480,625
Accumulated depreciation, depletion and amortization	(3,294,797)	(3,092,043)
Total property and equipment, net	2,351,963	2,388,582
Other long-term assets:
Assets from price risk management activities	3,051	2,770
Equity method investments	1,131	—
Other well equipment inventory	17,583	17,449
Operating lease assets	5,587	5,714
Other assets	8,300	12,297
Total assets	$2,863,100	$2,766,815
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$102,390	$85,815
Accrued liabilities	152,401	130,459
Accrued royalties	80,254	59,037
Current portion of long-term debt	—	6,060
Current portion of asset retirement obligations	55,542	60,311
Liabilities from price risk management activities	239,022	186,526
Accrued interest payable	37,084	37,542
Current portion of operating lease liabilities	1,846	1,715
Other current liabilities	32,797	33,061
Total current liabilities	701,336	600,526
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	788,468	956,667
Asset retirement obligations	396,889	373,695
Liabilities from price risk management activities	22,434	13,938
Operating lease liabilities	15,367	16,330
Other long-term liabilities	41,096	45,006
Total liabilities	1,965,590	2,006,162
Commitments and contingencies (Note 10)
Stockholdersʼ equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 82,541,345 and 81,881,477 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	825	819
Additional paid-in capital	1,684,949	1,676,798
Accumulated deficit	(788,264)	(916,964)
Total stockholdersʼ equity	897,510	760,653
Total liabilities and stockholdersʼ equity	$2,863,100	$2,766,815

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil	$429,329	$267,990	$783,215	$497,551
Natural gas	70,406	26,131	113,387	54,365
NGL	19,350	9,647	36,049	18,760
Total revenues	519,085	303,768	932,651	570,676
Operating expenses:
Lease operating expense	87,582	72,013	147,396	138,641
Production taxes	864	953	1,715	1,775
Depreciation, depletion and amortization	104,511	99,841	202,851	201,498
Accretion expense	14,844	15,457	29,221	30,442
General and administrative expense	22,925	19,377	45,453	38,566
Other operating expense	12,372	2,783	12,508	1,783
Total operating expenses	243,098	210,424	439,144	412,705
Operating income	275,987	93,344	493,507	157,971
Interest expense	(30,776)	(33,570)	(62,266)	(67,646)
Price risk management activities expense	(64,094)	(186,617)	(345,313)	(324,125)
Equity method investment income	13,466	—	13,608	—
Other income (expense)	3,165	1,559	31,299	(12,391)
Net income (loss) before income taxes	197,748	(125,284)	130,835	(246,191)
Income tax expense	(2,607)	(498)	(2,135)	(1,082)
Net income (loss)	$195,141	$(125,782)	$128,700	$(247,273)

Net income (loss) per common share:
Basic	$2.36	$(1.54)	$1.56	$(3.03)
Diluted	$2.33	$(1.54)	$1.55	$(3.03)
Weighted average common shares outstanding:
Basic	82,566	81,823	82,320	81,630
Diluted	83,665	81,823	83,247	81,630

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Total
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholdersʼ Equity
Balance at March 31, 2021	81,707,214	$817	$1,661,840	$(855,503)	$807,154
Equity-based compensation	—	—	6,018	—	6,018
Equity-based compensation tax withholdings	—	—	(969)	—	(969)
Equity-based compensation stock issuances	165,284	2	(2)	—	—
Net loss	—	—	—	(125,782)	(125,782)
Balance at June 30, 2021	81,872,498	$819	$1,666,887	$(981,285)	$686,421

Balance at March 31, 2022	82,535,186	$825	$1,677,705	$(983,405)	695,125
Equity-based compensation	—	—	7,244	—	7,244
Equity-based compensation stock issuances	6,159	—	—	—	—
Net income	—	—	—	195,141	195,141
Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	$897,510

					Total
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	81,279,989	$813	$1,659,800	$(734,012)	$926,601
Equity-based compensation	—	—	10,212	—	10,212
Equity-based compensation tax withholdings	—	—	(3,119)	—	(3,119)
Equity-based compensation stock issuances	592,509	6	(6)	—	—
Net loss	—	—	—	(247,273)	(247,273)
Balance at June 30, 2021	81,872,498	$819	$1,666,887	$(981,285)	$686,421

Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	$760,653
Equity-based compensation	—	—	12,633	—	12,633
Equity-based compensation tax withholdings	—	—	(4,476)	—	(4,476)
Equity-based compensation stock issuances	659,868	6	(6)	—	—
Net income	—	—	—	128,700	128,700
Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	$897,510

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$128,700	$(247,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	232,072	231,940
Amortization of deferred financing costs and original issue discount	6,952	6,934
Equity-based compensation expense	7,367	5,681
Price risk management activities expense	345,313	324,125
Net cash paid on settled derivative instruments	(287,321)	(117,618)
Equity method investment income	(13,608)	—
Loss on extinguishment of debt	—	13,225
Settlement of asset retirement obligations	(39,768)	(36,329)
Loss (gain) on sale of assets	390	(853)
Changes in operating assets and liabilities:
Accounts receivable	(57,394)	(12,633)
Other current assets	(31,435)	(19,409)
Accounts payable	23,360	3,776
Other current liabilities	33,284	48,597
Other non-current assets and liabilities, net	6,453	(1,069)
Net cash provided by operating activities	354,365	199,094
Cash flows from investing activities:
Exploration, development and other capital expenditures	(128,082)	(125,846)
Cash paid for acquisitions, net of cash acquired	(3,500)	(5,399)
Proceeds from sale of property and equipment, net	1,597	4,612
Contributions to equity method investees	(2,250)	—
Proceeds from sale of equity method investment	15,000	—
Net cash used in investing activities	(117,235)	(126,633)
Cash flows from financing activities:
Issuance of senior notes	—	600,500
Redemption of senior notes and other long-term debt	(6,060)	(356,803)
Proceeds from Bank Credit Facility	35,000	—
Repayment of Bank Credit Facility	(210,000)	(240,000)
Deferred financing costs	(129)	(25,981)
Other deferred payments	—	(5,575)
Payments of finance lease	(12,836)	(10,361)
Employee stock awards tax withholdings	(4,476)	(3,120)
Net cash used in financing activities	(198,501)	(41,340)

Net increase in cash and cash equivalents	38,629	31,121
Cash and cash equivalents:
Balance, beginning of period	69,852	34,233
Balance, end of period	$108,481	$65,354

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$47,354	$95,724
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47,570	$19,006

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both through upstream oil and gas exploration and production and the development of carbon capture and sequestration (“CCS”) opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, the Company also utilizes its expertise to explore opportunities to reduce third-party industrial CO2 emissions through our CCS collaborative arrangements along the coast of the U.S. Gulf of Mexico.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) carbon capture and sequestration (“CCS Segment”). The Upstream Segment is the Company’s only reportable segment. The legal entities included in the CCS Segment have been designated as unrestricted, non-guarantor subsidiaries of the Company for purposes of the Bank Credit Facility (as defined in Note 4 — Financial Instruments) and indenture governing the senior notes. The CCS Segment had $17.8 million in assets at June 30, 2022. During the three and six months ended June 30, 2022, the CCS Segment did not generate any revenue and incurred $5.4 million and $7.8 million of operating expenses, respectively. Additionally, the CCS Segment reported a gain of $13.9 million related to the partial sale of the Company’s interest in Bayou Bend CCS LLC (“Bayou Bend”) in the second quarter of 2022. See Note 9 — Related Party Transactions for further information.

Note 2 — Property, Plant and Equipment

Proved Properties

During the three and six months ended June 30, 2022 and 2021, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At June 30, 2022, the Company’s ceiling test computation was based on SEC pricing of $86.69 per Bbl of oil, $5.30 per Mcf of natural gas and $36.04 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2021	$434,006
Obligations incurred	54
Obligations settled	(39,768)
Obligations divested	(1,572)
Accretion expense	29,221
Changes in estimate	30,490
Asset retirement obligations at June 30, 2022	$452,431
Less: Current portion at June 30, 2022	55,542
Long-term portion at June 30, 2022	$396,889

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost - interest on lease liabilities	$1,734	$3,012	$3,793	$6,268
Operating lease cost, excluding short-term leases(1)	567	720	1,135	1,436
Short-term lease cost(2)	6,094	12,092	11,856	17,852
Variable lease cost(3)	362	322	725	644
Total lease cost	$8,757	$16,146	$17,509	$26,200

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$5,587	$5,714

Current portion of operating lease liabilities	$1,846	$1,715
Operating lease liabilities	15,367	16,330
Total operating lease liabilities	$17,213	$18,045

Finance leases:
Proved property	$124,299	$124,299

Other current liabilities	$27,386	$27,083
Other long-term liabilities	—	13,138
Total finance lease liabilities	$27,386	$40,221

The table below presents the supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash outflow from finance leases	$3,793	$6,268
Operating cash outflow from operating leases	$1,845	$1,974

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,020

Note 4 — Financial Instruments

As of June 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$594,549	$679,452	$588,838	$685,945
7.50% Senior Notes – due May 2022	$—	$—	$6,060	$6,145
Bank Credit Facility – matures November 2024	$193,919	$200,000	$367,829	$375,000

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash paid on settled derivative instruments	$(160,235)	$(69,237)	$(287,321)	$(117,618)
Unrealized gain (loss)	96,141	(117,380)	(57,992)	(206,507)
Price risk management activities expense	$(64,094)	$(186,617)	$(345,313)	$(324,125)

The following table reflects the contracted volumes and weighted average prices under the terms of the Company's derivative contracts as of June 30, 2022:

Swap Contracts
Production Period	Settlement Index	Average Daily Volumes	Weighted Average Swap Price
Crude oil:		(Bbls)	(per Bbl)
July 2022 – December 2022	NYMEX WTI CMA	18,663	$53.68
January 2023 – December 2023	NYMEX WTI CMA	14,693	$72.20
January 2024 – June 2024	NYMEX WTI CMA	5,000	$76.53
Natural gas:		(MMBtu)	(per MMBtu)
July 2022 – December 2022	NYMEX Henry Hub	32,500	$2.67
January 2023 – December 2023	NYMEX Henry Hub	26,395	$3.76
January 2024 – June 2024	NYMEX Henry Hub	10,000	$3.25

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps	$—	$6,737	$—	$6,737
Liabilities:
Oil and natural gas swaps	—	(261,456)	—	(261,456)
Total net liability	$—	$(254,719)	$—	$(254,719)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas swaps	$—	$3,737	$—	$3,737
Liabilities:
Oil and natural gas swaps	—	(200,464)	—	(200,464)
Total net liability	$—	$(196,727)	$—	$(196,727)

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

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$3,686	$239,022	$967	$186,526
Non-current	3,051	22,434	2,770	13,938
Total gross amounts presented on balance sheet	6,737	261,456	3,737	200,464
Less: Gross amounts not offset on the balance sheet	6,737	6,737	3,737	3,737
Net amounts	$—	$254,719	$—	$196,727

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2022 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 5 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	June 30, 2022	December 31, 2021
12.00% Second-Priority Senior Secured Notes – due January 2026	$650,000	$650,000
7.50% Senior Notes – due May 2022	—	6,060
Bank Credit Facility – matures November 2024(1)	200,000	375,000
Total debt, before discount and deferred financing cost	850,000	1,031,060
Discount and deferred financing cost	(61,532)	(68,333)
Total debt, net of discount and deferred financing costs(2)	788,468	962,727
Less: Current portion of long-term debt	—	6,060
Long-term debt, net of discount and deferred financing costs	$788,468	$956,667

(1)
As of June 30, 2022, the Company had outstanding borrowings at a weighted average interest rate of 4.85%.
(2)
At June 30, 2022, the Company was in compliance with all debt covenants.

7.50% Senior Notes

On May 31, 2022, the 7.50% Senior Notes matured and were redeemed at an aggregate principal of $6.1 million plus accrued and unpaid interest.

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On May 4, 2022, the Company entered into a (i) Borrowing Base Redetermination Agreement and Eighth Amendment to Credit Agreement (the “Eighth Amendment”) and (ii) Incremental Agreement of Increasing Lenders (“Incremental Agreement”). The Eighth Amendment and the Incremental Agreement, among other things, (i) increased the borrowing base from $950.0 million to $1.1 billion and (ii) increased the commitments from $791.3 million to $806.3 million.

Note 6 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the six months ended June 30, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	1,983,199	$13.02
Granted	2,206,473	$12.96
Vested	(931,994)	$14.07
Forfeited	(54,968)	$14.20
Unvested RSUs at June 30, 2022(1)	3,202,710	$12.65

(1)
As of June 30, 2022, 23,708 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the six months ended June 30, 2022:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	1,015,459	$16.41
Granted(1)	591,062	$23.59
Forfeited	(16,486)	$17.48
Cancelled	(975,564)	$16.42
Unvested PSUs at June 30, 2022	614,471	$23.27

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation costs	$7,319	$5,626	$12,971	$10,541
Less: Amounts capitalized to oil and gas properties	3,270	2,609	5,604	4,860
Total share-based compensation expense	$4,049	$3,017	$7,367	$5,681

Note 7 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended June 30, 2022, the Company recognized an income tax expense of $2.6 million for an effective tax rate of 1.3%. The Company’s effective tax rate of 1.3% is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the three months ended June 30, 2021, the Company recognized an income tax expense of $0.5 million for an effective tax rate of negative 0.4%. The Company’s effective tax rate of negative 0.4% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

For the six months ended June 30, 2022, the Company recognized income tax expense of $2.1 million for an effective tax rate of 1.6%. The Company’s effective tax rate of 1.6% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the six months ended June 30, 2021, the Company recognized an income tax expense of $1.1 million for an effective tax rate of negative 0.4%. The difference between the Company’s effective tax rate of negative 0.4% and federal statutory income tax rate of 21% is primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. As of June 30, 2022, the Company maintains a full valuation allowance for U.S. federal, state and foreign net deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$195,141	$(125,782)	$128,700	$(247,273)

Weighted average common shares outstanding — basic	82,566	81,823	82,320	81,630
Dilutive effect of securities	1,099	—	927	—
Weighted average common shares outstanding — diluted	83,665	81,823	83,247	81,630

Net income (loss) per common share:
Basic	$2.36	$(1.54)	$1.56	$(3.03)
Diluted	$2.33	$(1.54)	$1.55	$(3.03)
Anti-dilutive potentially issuable securities excluded from diluted common shares	—	869	1,664	2,252

Note 9 — Related Party Transactions

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which the Company received a private equity capital commitment. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company’s common stock. Riverstone Funds held 14.9% of the Company’s common stock as of June 30, 2022.

Equity Registration Rights Agreement

Riverstone Funds as well as ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds, are parties to an amended registration rights agreement relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2021 Annual Report.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three and six months ended June 30, 2022, the Company did not incur any such fees. For the three and six months ended June 30, 2021, fees incurred by the Company were $0.3 million and $0.4 million, respectively.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three and six months ended June 30, 2022, the Company incurred fees of approximately $1.0 million and $1.5 million, respectively, of which $1.2 million was payable for legal services performed by V&E. For the three and six months ended June 30, 2021, the Company incurred fees of approximately $0.8 million and $1.7 million, respectively, of which $0.9 million was payable for legal services performed by V&E.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.25 million cash contribution for a 50% membership interest in Bayou Bend. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A Inc. (“Chevron”) for upfront cash consideration of $15.0 million. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf. The Company recognized a $13.9 million gain on the partial sale of its investment in Bayou Bend, which is included in “Equity method investment income” on the Condensed Consolidated Statements of Operations.

As of June 30, 2022 the Company owns a 25% membership interest in Bayou Bend, which is a variable interest entity and accounted for using the equity method of accounting. Bayou Bend has a CCS site located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor that is in the early stages of development. The development of the Bayou Bend CCS hub project is expected to be financed through equity contributions from its members. The Company’s maximum exposure to loss as result of its involvement with Bayou Bend is the carrying amount of its investment.

Under an operating agreement, which was amended on May 24, 2022, the Company has agreed to provide certain services to facilitate Bayou Bend’s operations and to fulfill other general and administrative functions relating to the operation and management of Bayou Bend and its business. The Company will invoice Bayou Bend for reimbursement of direct and indirect general and administrative expenses incurred as well as all other direct out-of-pocket costs and expenses incurred or paid on behalf of Bayou Bend. The Company had a $0.2 million related party receivable from Bayou Bend as of June 30, 2022.

Note 10 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico production sharing contracts. As of June 30, 2022, the Company had secured performance bonds from third party sureties and letters of credit issued under its Bank Credit Facility totaling $689.0 million and $12.6 million, respectively. The cost of securing these bonds are reflected as “Interest expense” on the Condensed Consolidated Statements of Operations.

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

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations. The Company recorded estimated decommissioning obligations of $10.2 million and $2.8 million during the three months ended June 30, 2022 and 2021, respectively, and $10.5 million and $2.8 million during the six months ended June 30, 2022 and 2021, respectively. These costs are reflected as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the Company incurred obligations reflected as “Other current liabilities” of $3.3 million and $3.8 million, respectively, and obligations reflected as “Other long-term liabilities” of $29.4 million and $20.6 million, respectively, on the Condensed Consolidated Balance Sheets.

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

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) Gulf of Mexico and offshore Mexico both through upstream oil and gas exploration and production and the development of carbon capture and sequestration (“CCS”) opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce third-party industrial CO2 emissions through our CCS collaborative arrangements along the coast of the U.S. Gulf of Mexico.

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

Significant Developments

Below is a cumulative list of significant developments that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

CCS Initiatives — On March 11, 2022, we announced that Bayou Bend CCS LLC (“Bayou Bend”), our equity method investment with Carbonvert, Inc. (“Carbonvert”), executed definitive lease documentation with the Texas General Land Office, formalizing the previously announced CCS site located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor. Additionally, we announced that we had established a CCS strategic alliance with Core Laboratories N.V., to provide technical evaluation and assurance services for CCS subsurface analysis, including analysis for our upcoming 2022 stratigraphic evaluation well.

On May 24, 2022, the execution of definitive documentation and closing of an expanded venture to jointly develop the Bayou Bend project was announced by us, through our Talos Low Carbon Solutions division, Carbonvert, and Chevron U.S.A., Inc. (“Chevron”), through its Chevron New Energies division. Under the terms of the transaction, Chevron acquired a 50% membership interest in Bayou Bend. Chevron purchased a 25% membership interest from both us and Carbonvert for gross consideration of $50.0 million, consisting of $30.0 million of cash at closing and up to $20.0 million of gross contributions to Bayou Bend, expected to cover our and Carbonvert’s share of capital expenditures through the project’s final investment decision. We, Carbonvert and Chevron hold a 25%, 25% and 50% membership interest in Bayou Bend, respectively, and we remain the project’s operator. The three companies have also established an area of mutual interest over the full acreage in the Jefferson County offshore region contemplated in the State of Texas’s original request for proposal, aligning the parties for future expansion opportunities. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

On July 20, 2022, we entered into an amended and restated collaboration agreement (the “Collaboration Agreement”) with Storegga Limited (“Storegga”). Per the terms of the Collaboration Agreement, Storegga paid us $3.4 million to cover their share of past costs incurred by us associated with three projects, two of which have been previously announced. Storegga will reimburse us for its share of third-party expenditures for each project. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 1 — Organization, Nature of Business and Basis of Presentation” for additional information regarding operating expenses incurred by the CCS Segment during the three months and six months ended June 30, 2022.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

Eugene Island Pipeline System — During the first quarter of 2022, we experienced approximately 40 days of unplanned third-party downtime due to maintenance of the Eugene Island Pipeline System, which carries our production from the Helix Producer I (the “HP-I”) and Green Canyon 18 facilities. For the six months ended June 30, 2022, we estimate the shut-in resulted in deferred production of approximately 2.3 MBoepd based on production rates prior to the shut-in.

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

Significant progress has been made to reduce the risk of spreading COVID-19 and its multiple variants, however, certain regions in the world remain negatively impacted by outbreaks of COVID-19 that continue to degrade economic activity. Additionally, the risk of a new variant of COVID-19 disrupting global economic activity remains persistent and its impact on the Company’s operational and financial performance will depend on developments that are difficult to predict, including the duration and spread of the outbreak and its impact on our personnel, customer activity and third-party providers.

During the period January 1, 2022 through June 30, 2022, the daily spot prices for NYMEX WTI crude oil ranged from a high of $123.64 per Bbl to a low of $75.99 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $9.44 per MMBtu to a low of $3.73 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments” for additional information regarding our commodity derivative positions as of June 30, 2022.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on July 12, 2022. The EIA expects the Henry Hub spot price will average $5.97 per MMBtu in the second half of 2022 and average $4.76 per MMBtu in 2023. The EIA also expects the WTI spot price will average $95.54 per Bbl in the second half of 2022 and average $89.75 per Bbl in 2023. The EIA indicates that crude oil prices increased in the first half of 2022 following Russia’s full-scale invasion of Ukraine in February. As a result of the war, several countries imposed sanctions on imports of crude oil and petroleum products from Russia. In addition, many international oil companies and other firms ended operations in Russia and limited or stopped trading Russia’s crude oil and petroleum products. These actions have reduced Russia’s oil production and caused crude oil prices to rise. Several OPEC Plus members have produced below their targets, which has also put additional upward pressure on oil prices. These factors, along with already low global inventories, have intensified both upward oil price pressures and oil price volatility. The EIA noted crude oil prices decreased in early July in response to some indications of slowing economic growth. For example, the Federal Reserve’s interest rate increase of 75 basis points on June 15th and on July 27th is likely reducing expectations for economic growth and inflation, both of which could decrease the price of crude oil. Crude oil prices remain high, likely as a result of low inventories and continued uncertainty surrounding Russia’s future oil supply.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt our business.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and six months ended June 30, 2022 and 2021, we did not recognize an impairment based on the ceiling test computations. At June 30, 2022 our ceiling test computation was based on SEC pricing of $86.69 per Bbl of oil, $5.30 per Mcf of natural gas and $36.04 per Bbl of NGLs.

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

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The finalization of the Unit Development Plan for the Zama Field, which sets out the terms on which the reservoir will be jointly developed, could adversely affect the value of the oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the HP-I that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field. The initiation of the HP-I dry-dock commenced on August 3, 2022 with an estimated shut-in lasting approximately 45 to 60 days.

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

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, the BOEM within the Department of the Interior (“DOI”) must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261, and one auction in the Cook Inlet, Alaska, Lease Sale 258, under the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding these offshore lease sales.

The Trump Administration published a first draft of a new national program in 2018. BOEM’s development of a new five-year program typically takes place over several years, during which successive drafts of the program are published for review and comment. At the end of the process, the Secretary of the Interior must submit the Proposed Final Program to the President and to Congress for a period of at least 60 days, after which the program may be approved by the Secretary of the Interior and may take effect with no further regulatory or legislative action.

The BOEM took the first formal step in pursuit of a new five-year national program in January 2018 by releasing a Draft Proposed Program. The OCSLA and its implementing regulations call for two subsequent drafts — a Proposed Program (“PP”), which is open for public comment for a period of at least 90 days, and then a Proposed Final Program, which is submitted to Congress and the President for 60 days before implementation. These later program stages also are accompanied by publication of a draft and final Programmatic Environmental Impact Statement (“PEIS”), with a period for public comment on the draft PEIS. The PP and a draft PEIS for the 2023-2028 five-year period were published in the Federal Register on July 8, 2022, with comments due by October 6, 2022. The PP includes no more than ten potential lease sales in the Gulf of Mexico; however, BOEM’s subsequent Proposed Final Program for 2023-2028 could reduce the number of Gulf of Mexico lease sales in the national program.

When the 2023-2028 national program will be approved and implemented remains uncertain. Congress may influence the Biden Administration’s development and implementation of the five-year 2023-2028 national program by submitting public comments during formal comment periods, by evaluating programs in committee oversight hearings, and, more directly, by enacting legislation with program requirements.

On July 27, 2022, Senate Democrats released a budget reconciliation bill called the Inflation Reduction Act (the “Act”). Included in the Act is the (i) requirement for the DOI Secretary to accept the high bids and grant leases to the winning bidders in Lease Sale 257, held on November 17, 2021, which Lease Sale 257 was previously vacated by the U.S. District Court for the District of Columbia on January 27, 2022 pursuant to litigation, and (ii) requirement to conduct Lease Sales 258, 259 and 261, previously cancelled by DOI, notwithstanding expiration of the 2017-2022 national lease program. Whether the Act is approved by Congress, is signed by the President and becomes law in its current form remains uncertain.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Oil	$429,329	$267,990	$161,339	$783,215	$497,551	$285,664
Natural gas	70,406	26,131	44,275	113,387	54,365	59,022
NGL	19,350	9,647	9,703	36,049	18,760	17,289
Total revenues	$519,085	$303,768	$215,317	$932,651	$570,676	$361,975

Total Production Volumes:
Oil (MBbls)	3,974	4,169	(195)	7,762	8,218	(456)
Natural gas (MMcf)	8,805	8,572	233	17,454	17,080	374
NGL (MBbls)	512	433	79	969	915	54
Total production volume (MBoe)	5,953	6,031	(78)	11,640	11,980	(340)

Daily Production Volumes by Product:
Oil (MBblpd)	43.7	45.8	(2.1)	42.9	45.4	(2.5)
Natural gas (MMcfpd)	96.8	94.2	2.6	96.4	94.4	2.0
NGL (MBblpd)	5.6	4.8	0.8	5.4	5.1	0.3
Total production volume (MBoepd)	65.4	66.3	(0.9)	64.3	66.2	(1.9)

Average Sale Price Per Unit:
Oil (per Bbl)	$108.03	$64.28	$43.75	$100.90	$60.54	$40.36
Natural gas (per Mcf)	$8.00	$3.05	$4.95	$6.50	$3.18	$3.32
NGL (per Bbl)	$37.79	$22.28	$15.51	$37.20	$20.50	$16.70
Price per Boe	$87.20	$50.37	$36.83	$80.12	$47.64	$32.48
Price per Boe (including realized commodity derivatives)	$60.28	$38.89	$21.39	$55.44	$37.82	$17.62

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended June 30, 2022 vs 2021			Six Months Ended June 30, 2022 vs 2021
	Price	Volume	Total	Price	Volume	Total
Oil	$173,874	$(12,535)	$161,339	$313,270	$(27,606)	$285,664
Natural gas	43,564	711	44,275	57,833	1,189	59,022
NGL	7,943	1,760	9,703	16,182	1,107	17,289
Total revenues	$225,381	$(10,064)	$215,317	$387,285	$(25,310)	$361,975

Three Months Ended June 30, 2022 and 2021 Volumetric Analysis — Production volumes decreased by 0.9 MBoepd to 65.4 MBoepd. There was a 1.9 MBoepd decrease in production volumes attributable to well performance and natural production declines at the Green Canyon 18 Field. Additionally, production volumes decreased 1.2 MBoepd at Delta House, a non-operated facility located in Mississippi Canyon, primarily related to temporary shut-ins for repairs and maintenance and natural production declines. The decrease was partially offset by an increase in production of 3.3 MBoepd in the Phoenix Field primarily due to the recompletion of the Tornado 3 well in the third quarter of 2021.

Six Months Ended June 30, 2022 and 2021 Volumetric Analysis — Production volumes decreased by 1.9 MBoepd to 64.3 MBoepd. The decrease in production volumes was primarily due to the unplanned third party downtime at the Eugene Island Pipeline System resulting in 2.3 MBoepd of deferred production for the six months ended June 30, 2022. Additionally, production volumes decreased 2.2 MBoepd at Delta House, a non-operated facility located in Mississippi Canyon, primarily related to temporary shut-ins for repairs and maintenance and natural production declines. The decrease was partially offset by an increase in production of 3.9 MBoepd in the Phoenix Field primarily due to the recompletion of the Tornado 3 well in the third quarter of 2021.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease operating expenses	$87,582	$72,013	$147,396	$138,641
Lease operating expenses per Boe	$14.71	$11.94	$12.66	$11.57

Three Months Ended June 30, 2022 and 2021 — Lease operating expense for the three months ended June 30, 2022 increased by approximately $15.6 million, or 22%. The increase is primarily due to a $16.0 million increase in facility and workover expense related to repairs and maintenance at the Phoenix Field and the Gunflint Field. Additionally, there was a $2.2 million increase in company and contract labor compared to the same period in 2021. This increase was partially offset by $4.8 million in additional production handling fees related to certain reimbursements for costs from certain third parties.

Six Months Ended June 30, 2022 and 2021 — Lease operating expense for the six months ended June 30, 2022 increased by approximately $8.8 million, or 6%. The increase is primarily due to a $12.6 million increase in facility and workover expense for repairs and maintenance at the Phoenix Field. Additionally, there was a $3.0 million increase in company and contract labor compared to the same period in 2021. This increase was partially offset by $8.4 million in additional production handling fees related to certain reimbursements for costs from certain third parties.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation, depletion and amortization	$104,511	$99,841	$202,851	$201,498
Depreciation, depletion and amortization per Boe	$17.56	$16.55	$17.43	$16.82

Three Months Ended June 30, 2022 and 2021 — Depreciation, depletion and amortization expense for the three months ended June 30, 2022 increased by approximately $4.7 million, or 5%. This was primarily due to an increase of $1.00 per Boe, or 6%, in the depletion rate on our proved oil and natural gas properties partially offset by decreased production of 0.9 MBoepd.

Six Months Ended June 30, 2022 and 2021 — Depreciation, depletion and amortization expense for the six months ended June 30, 2022 increased by approximately $1.4 million, or 1%. This was primarily due to an increase of $0.63 per Boe, or 4% in the depletion rate on our proved oil and natural gas properties partially offset by decreased production of 1.9 MBoepd.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expense	$22,925	$19,377	$45,453	$38,566
General and administrative expense per Boe	$3.85	$3.21	$3.90	$3.22

Three Months Ended June 30, 2022 and 2021 — General and administrative expense for the three months ended June 30, 2022 increased by approximately $3.5 million, or 18%. This increase was primarily related to general and administrative expenses of $3.6 million incurred by our emerging CCS operating segment during the three months ended June 30, 2022. Additionally, general and administrative expense includes non-cash equity-based compensation of $4.0 million, or $0.68 per Boe, during the three months ended June 30, 2022, which is an increase of $1.1 million. On a per unit basis, general and administrative expense increased $0.64 per Boe.

Six Months Ended June 30, 2022 and 2021 — General and administrative expense for the six months ended June 30, 2022 increased by approximately $6.9 million, or 18%. This increase was primarily related to general and administrative expenses of $5.9 million incurred by our emerging CCS operating segment during the six months ended June 30, 2022. Additionally, general and administrative expense includes non-cash equity-based compensation of $7.4 million, or $0.63 per Boe, during the six months ended June 30, 2022, which is an increase of $1.7 million. On a per unit basis, general and administrative expense increased $0.68 per Boe.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accretion expense	$14,844	$15,457	$29,221	$30,442
Other operating expense	$12,372	$2,783	$12,508	$1,783
Interest expense	$30,776	$33,570	$62,266	$67,646
Price risk management activities expense	$64,094	$186,617	$345,313	$324,125
Equity method investment income	$13,466	$—	$13,608	$—
Other (income) expense	$(3,165)	$(1,559)	$(31,299)	$12,391
Income tax expense	$2,607	$498	$2,135	$1,082

Three Months Ended June 30, 2022 and 2021 —

Other Operating Expense — During the three months ended June 30, 2022, we recorded $10.2 million of estimated decommissioning obligations primarily as a result of working interest partners or counterparties of divesture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the three months ended June 30, 2021, we recorded $2.8 million of estimated decommissioning obligations. See further discussion in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Price Risk Management Activities — The expense of $64.1 million for the three months ended June 30, 2022 consists of $160.2 million in cash settlement losses partially offset by $96.1 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $186.6 million for the three months ended June 30, 2021 consists of $117.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $69.2 million in cash settlement losses.

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

Equity method investment income — During the three months ended June 30, 2022, we recorded equity losses of $0.4 million offset by a $13.9 million gain on partial sale of our investment in Bayou Bend. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Income Tax (Benefit) Expense — During the three months ended June 30, 2022, we recorded $2.6 million of income tax expense compared to $0.5 million of income tax expense during the three months ended June 30, 2021. The change is primarily a result of recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

Six Months Ended June 30, 2022 and 2021 —

Other Operating Expense — During the six months ended June 30, 2022, we recorded $10.5 million of estimated decommissioning obligations primarily as a result of working interest partners or counterparties of divesture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the six months ended June 30, 2021, we recorded $2.8 million of estimated decommissioning obligations. See further discussion in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Price Risk Management Activities — The expense of $345.3 million for the six months ended June 30, 2022 consists of $287.3 million in cash settlement losses and $58.0 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $324.1 million for the six months ended June 30, 2021 consists of $206.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $117.6 million in cash settlement losses.

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

Equity method investment income — During the six months ended June 30, 2022, we recorded equity losses of $0.3 million offset by a $13.9 million gain on partial sale of our investment in Bayou Bend. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Other (Income) Expense — During the six months ended June 30, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.” During the six months ended June 30, 2021, we recorded a $13.2 million loss on extinguishment of debt as a result of the redemption of the 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”).

Income Tax (Benefit) Expense — During the six months ended June 30, 2022, we recorded $2.1 million of income tax expense compared to $1.1 million of income tax expense during the six months ended June 30, 2021. The change is primarily a result of recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

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
•
Adjusted EBITDA — EBITDA plus non-cash write-down of oil and natural gas properties, transaction and other (income) expenses, the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives), (gain) loss on debt extinguishment, non-cash write-down of other well equipment inventory and non-cash equity-based compensation expense.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$195,141	$(125,782)	$128,700	$(247,273)
Interest expense	30,776	33,570	62,266	67,646
Income tax expense	2,607	498	2,135	1,082
Depreciation, depletion and amortization	104,511	99,841	202,851	201,498
Accretion expense	14,844	15,457	29,221	30,442
EBITDA	347,879	23,584	425,173	53,395
Transaction and other (income) expenses(1)(3)(4)	(5,010)	4,083	(31,542)	5,861
Derivative fair value loss(2)	64,094	186,617	345,313	324,125
Net cash paid on settled derivative instruments(2)	(160,235)	(69,237)	(287,321)	(117,618)
Loss on extinguishment of debt	—	—	—	13,225
Non-cash equity-based compensation expense	4,049	3,017	7,367	5,681
Adjusted EBITDA	$250,777	$148,064	$458,990	$284,669

(1)
Includes transaction-related expenses and other miscellaneous income and expenses.
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
(3)
Includes a $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation for the six months ended June 30, 2022 that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”
(4)
Includes a $13.9 million gain on partial sale of our investment in Bayou Bend for the three and six months ended June 30, 2022 that is further discussed Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions”.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility (defined below). Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has increased since December 31, 2021 primarily due to an increase of $52.5 million in liabilities from price risk management activities. As of June 30, 2022, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $702.1 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2022 (in thousands):

U.S. drilling & completions	$70,491
Mexico appraisal & exploration	196
Asset management	37,764
Seismic and G&G, land, capitalized G&A and other	19,829
CCS(1)	2,585
Total capital expenditures	130,865
Plugging & abandonment	39,768
Total capital expenditures and plugging & abandonment	$170,633

(1)
Excludes $1.8 million of expenditures reflected as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remainder of our board approved 2022 capital spending program of $450.0 million to $480.0 million, of which approximately $30.0 million is allocated to CCS. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$354,365	$199,094
Investing activities	$(117,235)	$(126,633)
Financing activities	$(198,501)	$(41,340)

Operating Activities — Net cash provided by operating activities increased $155.3 million in the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily attributable to an increase in revenues net of lease operating expense of $353.2 million. This was offset by an increase in cash payments on derivative instruments of $169.7 million.

Investing Activities — Net cash used in investing activities decreased $9.4 million in the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to $15.0 million in cash proceeds from a partial sale of our investment in Bayou Bend offset by increased contributions to equity investees of $2.3 million. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Financing Activities — Cash flow from financing activities decreased $157.2 million in the six months ended June 30, 2022 compared to the corresponding period in 2021. During the six months ended June 30, 2022, net repayments of $175.0 million reduced the Bank Credit Facility. Additionally, we redeemed $6.1 million of our 7.50% Senior Notes.

During the six months ended June 30, 2021, the issuance of the 12.00% Notes (defined below) in January 2021 generated $578.6 million after original discount and deferred financing costs. The net proceeds from the 12.00% Notes funded the $356.8 million redemption of the 11.00% Notes and reduced the indebtedness under the Bank Credit Facility by $175.0 million in the first quarter of 2021. We further reduced our indebtedness under the Bank Credit Facility by $65.0 million during the second quarter of 2021.

Overview of Debt Instruments

Bank Credit Facility — matures November 2024 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. On May 4, 2022, our borrowing base increased from $950.0 million to $1.1 billion and commitments increased from $791.3 million to $806.3 million. The next scheduled redetermination is expected to occur in the fourth quarter of 2022. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

12.00% Second-Priority Senior Secured Notes — due January 2026 — The 12.00% Second-Priority Senior Secured Notes (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the “Parent Guarantor”); Talos Production Inc. (the “Issuer”); the Subsidiary Guarantors (defined below); and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature on January 15, 2026 and have interest payable semi-annually each January 15 and July 15. We made an interest payment of $39.0 million on July 15, 2022. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

7.50% Senior Notes — redeemed May 2022 — The 7.50% Senior Notes matured and were redeemed on May 31, 2022. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for more information.

Guarantor Financial Information — We own no operating assets and have no operations independent of our subsidiaries. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Issuer’s present and future direct or indirect wholly owned material restricted domestic subsidiaries (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”) that guarantees the Issuer’s senior reserve-based revolving credit facility. Our non-domestic subsidiaries and our unrestricted CCS domestic subsidiaries (the “Non-Guarantors”) are 100% owned by us but do not guarantee the 12.00% Notes.

In lieu of providing separate financial statements for the Issuer and the Guarantors, we have presented the accompanying supplemental summarized combined balance sheet and statement of operations information for the Issuer and the Guarantors on a combined basis after elimination of intercompany transactions and amounts related to investment in any subsidiary that is a Non-Guarantor.

The following table presents the balance sheet information for the respective periods (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$448,537	$330,415
Non-current assets	2,269,033	2,305,855
Total assets	$2,717,570	$2,636,270

Current liabilities	$696,985	$598,062
Non-current liabilities	1,264,189	1,405,382
Talos Energy Inc. stockholdersʼ equity	756,396	632,826
Total liabilities and stockholdersʼ equity	$2,717,570	$2,636,270

The following table presents the statement of operations information (in thousands):

Six Months Ended June 30, 2022
Revenues	$932,651
Costs and expenses	(809,312)
Net income	$123,339

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. There have been no material changes to our material cash requirements from known contractual obligations since those reported in our 2021 Annual Report except:

•
The aggregate principal amount of our Bank Credit Facility decreased from $375.0 million to $200.0 million;
•
Interest expense through the maturity of our debt instruments decreased in the aggregate by approximately $8.9 million primarily due to the lower borrowings under the Bank Credit Facility;

•
Vessel commitments increased by approximately $33.6 million due to the execution of an offshore drilling rig agreement on April 6, 2022. These commitments represent gross contractual obligations and, accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs;
•
Derivative net liabilities increased from $196.7 million to $254.7 million; and
•
Purchase obligations increased from $3.2 million to $58.5 million through 2023 primarily due to increased committed purchase orders to execute planned deepwater drilling activities.

Performance Bonds — As of June 30, 2022, we had secured performance bonds from third party sureties and letters of credit issued under our Bank Credit Facility primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the Mexico PSCs totaling approximately $689.0 million and $12.6 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Annual Report. Except as disclosed in this Quarterly Report, there have been no material changes from the disclosures presented in our 2021 Annual Report regarding our exposures to certain market risks except for our minimum hedging requirement under our Bank Credit Facility for each calendar month on a six-full fiscal quarter rolling basis.

The minimum hedging requirements under our Bank Credit Facility were amended on May 4, 2022. For any quarter occurring during the first four forward fiscal quarters, we are required to hedge a minimum of 50% (previously 60%) of our reasonably anticipated projected production from proved developed producing reserves from the semi-annual reserves report delivered to the administrative agent of our Bank Credit Facility, adjusted to 45% in July and November and 25% (previously 30%) in August, September and October. For the fifth and sixth forward fiscal quarters, we are required to hedge a minimum of 25% (previously 30%), adjusted to 20% in August, September and October.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2021 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2021 Annual Report or our other SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below.

Continuing or worsening inflationary issue and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

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

10.1*

Borrowing Base Redetermination Agreement and Eighth Amendment to Credit Agreement, dated as of May 4, 2022, by and among Talos Energy Inc., as holdings, Talos Production Inc., as borrower, each other credit party thereto, JPMorgan Chase Bank, N.A., as administrative agent, each issuing bank, the swingline lender and the lenders party thereto.

10.2*

Incremental Agreement of Increasing Lenders, dated as of May 4, 2022, by and among DNB Capital LLC and Mizuho Bank, Ltd, as increasing lender, Talos Production Inc., as borrower, Talos Energy Inc., as holdings, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank and Natixis, New York Branch, as issuing bank.

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

Talos Energy Inc.

Date:	August 4, 2022	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer