Form 10-Q
period 2022-09-30
TALOS ENERGY INC.
filed 2022-11-03
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38497

Talos Energy Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3532642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Clay Street, Suite 3300 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 328-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	TALO	New York Stock Exchange

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

As of October 26, 2022, the registrant had 82,570,328 shares of common stock, $0.01 par value per share, outstanding.

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
•
realized oil and natural gas prices;
•
the proposed transaction with EnVen Energy Corporation (”EnVen”) and anticipated future performance of the combined company;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”), such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; the lack of a resolution to the war in Ukraine and its impact on certain commodity markets; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Annual Report”), Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 5, 2022 and Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 5, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,490	$69,852
Accounts receivable:
Trade, net	150,099	173,241
Joint interest, net	42,259	28,165
Other, net	9,450	18,062
Assets from price risk management activities	27,389	967
Prepaid assets	76,397	48,042
Other current assets	1,894	1,674
Total current assets	371,978	340,003
Property and equipment:
Proved properties	5,522,951	5,232,479
Unproved properties, not subject to amortization	213,802	219,055
Other property and equipment	30,601	29,091
Total property and equipment	5,767,354	5,480,625
Accumulated depreciation, depletion and amortization	(3,387,124)	(3,092,043)
Total property and equipment, net	2,380,230	2,388,582
Other long-term assets:
Assets from price risk management activities	19,540	2,770
Equity method investments	2,121	—
Other well equipment inventory	27,043	17,449
Operating lease assets	5,518	5,714
Other assets	6,936	12,297
Total assets	$2,813,366	$2,766,815
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$109,964	$85,815
Accrued liabilities	189,743	130,459
Accrued royalties	45,476	59,037
Current portion of long-term debt	—	6,060
Current portion of asset retirement obligations	65,613	60,311
Liabilities from price risk management activities	99,180	186,526
Accrued interest payable	17,537	37,542
Current portion of operating lease liabilities	1,885	1,715
Other current liabilities	26,930	33,061
Total current liabilities	556,328	600,526
Long-term liabilities:
Long-term debt, net of discount and deferred financing costs	652,108	956,667
Asset retirement obligations	387,651	373,695
Liabilities from price risk management activities	7,126	13,938
Operating lease liabilities	14,895	16,330
Other long-term liabilities	39,915	45,006
Total liabilities	1,658,023	2,006,162
Commitments and contingencies (Note 10)
Stockholdersʼ equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock $0.01 par value; 270,000,000 shares authorized; 82,570,328 and 81,881,477 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	826	819
Additional paid-in capital	1,692,316	1,676,798
Accumulated deficit	(537,799)	(916,964)
Total stockholdersʼ equity	1,155,343	760,653
Total liabilities and stockholdersʼ equity	$2,813,366	$2,766,815

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil	$295,585	$246,208	$1,078,800	$743,759
Natural gas	68,360	31,723	181,747	86,088
NGL	13,183	12,978	49,232	31,738
Total revenues	377,128	290,909	1,309,779	861,585
Operating expenses:
Lease operating expense	81,760	70,034	229,156	208,675
Production taxes	955	764	2,670	2,539
Depreciation, depletion and amortization	92,323	88,596	295,174	290,094
Accretion expense	13,179	13,668	42,400	44,110
General and administrative expense	25,289	20,427	70,742	58,993
Other operating (income) expense	(366)	5,081	12,142	6,864
Total operating expenses	213,140	198,570	652,284	611,275
Operating income	163,988	92,339	657,495	250,310
Interest expense	(29,265)	(32,390)	(91,531)	(100,036)
Price risk management activities income (expense)	114,180	(81,479)	(231,133)	(405,604)
Equity method investment income	991	—	14,599	—
Other income (expense)	692	4,475	31,991	(7,916)
Net income (loss) before income taxes	250,586	(17,055)	381,421	(263,246)
Income tax benefit (expense)	(121)	364	(2,256)	(718)
Net income (loss)	$250,465	$(16,691)	$379,165	$(263,964)

Net income (loss) per common share:
Basic	$3.03	$(0.20)	$4.60	$(3.23)
Diluted	$2.99	$(0.20)	$4.54	$(3.23)
Weighted average common shares outstanding:
Basic	82,576	81,901	82,406	81,721
Diluted	83,818	81,901	83,438	81,721

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Total
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholdersʼ Equity
Balance at June 30, 2021	81,872,498	$819	$1,666,887	$(981,285)	$686,421
Equity-based compensation	—	—	4,936	—	4,936
Equity-based compensation tax withholdings	—	—	(42)	—	(42)
Equity-based compensation stock issuances	8,979	—	—	—	—
Net loss	—	—	—	(16,691)	(16,691)
Balance at September 30, 2021	81,881,477	$819	$1,671,781	$(997,976)	$674,624

Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	897,510
Equity-based compensation	—	—	7,495	—	7,495
Equity-based compensation tax withholdings	—	—	(127)	—	(127)
Equity-based compensation stock issuances	28,983	1	(1)	—	—
Net income	—	—	—	250,465	250,465
Balance at September 30, 2022	82,570,328	$826	$1,692,316	$(537,799)	$1,155,343

					Total
	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	81,279,989	$813	$1,659,800	$(734,012)	$926,601
Equity-based compensation	—	—	15,148	—	15,148
Equity-based compensation tax withholdings	—	—	(3,161)	—	(3,161)
Equity-based compensation stock issuances	601,488	6	(6)	—	—
Net loss	—	—	—	(263,964)	(263,964)
Balance at September 30, 2021	81,881,477	$819	$1,671,781	$(997,976)	$674,624

Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	$760,653
Equity-based compensation	—	—	20,128	—	20,128
Equity-based compensation tax withholdings	—	—	(4,603)	—	(4,603)
Equity-based compensation stock issuances	688,851	7	(7)	—	—
Net income	—	—	—	379,165	379,165
Balance at September 30, 2022	82,570,328	$826	$1,692,316	$(537,799)	$1,155,343

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$379,165	$(263,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	337,574	334,204
Amortization of deferred financing costs and original issue discount	10,614	10,085
Equity-based compensation expense	11,677	8,294
Price risk management activities expense	231,133	405,604
Net cash paid on settled derivative instruments	(368,483)	(189,252)
Equity method investment income	(14,599)	—
Loss on extinguishment of debt	—	13,225
Settlement of asset retirement obligations	(60,304)	(58,001)
Loss (gain) on sale of assets	390	(677)
Changes in operating assets and liabilities:
Accounts receivable	23,783	29,078
Other current assets	(28,576)	(16,598)
Accounts payable	16,677	(1,591)
Other current liabilities	(6,682)	16,395
Other non-current assets and liabilities, net	6,559	846
Net cash provided by operating activities	538,928	287,648
Cash flows from investing activities:
Exploration, development and other capital expenditures	(209,592)	(211,580)
Cash paid for acquisitions, net of cash acquired	(3,500)	(5,399)
Proceeds from sale of property and equipment, net	1,690	4,826
Contributions to equity method investees	(2,250)	—
Proceeds from sale of equity method investment	15,000	—
Net cash used in investing activities	(198,652)	(212,153)
Cash flows from financing activities:
Issuance of senior notes	—	600,500
Redemption of senior notes and other long-term debt	(6,060)	(356,803)
Proceeds from Bank Credit Facility	35,000	75,000
Repayment of Bank Credit Facility	(350,000)	(315,000)
Deferred financing costs	(211)	(26,991)
Other deferred payments	—	(7,921)
Payments of finance lease	(19,764)	(15,925)
Employee stock awards tax withholdings	(4,603)	(3,161)
Net cash used in financing activities	(345,638)	(50,301)

Net increase (decrease) in cash and cash equivalents	(5,362)	25,194
Cash and cash equivalents:
Balance, beginning of period	69,852	34,233
Balance, end of period	$64,490	$59,427

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$78,191	$72,802
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$89,187	$64,603

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) and offshore Mexico both through upstream oil and gas exploration and production and the development of carbon capture and sequestration (“CCS”) opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, the Company also utilizes its expertise to explore opportunities to reduce industrial emissions through the Company’s CCS initiatives both in and along the coast of the U.S. Gulf of Mexico.

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

Segments

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is the Company’s only reportable segment. The legal entities included in the CCS Segment have been designated as unrestricted, non-guarantor subsidiaries of the Company for purposes of the Bank Credit Facility (as defined in Note 4 — Financial Instruments) and indenture governing the senior notes.

The following table presents the CCS Segment asset information (in thousands):

September 30, 2022
Current assets	$17,500
Non-current assets	2,587
Total assets	$20,087

The following table presents the CCS Segment income statement information for the respective periods (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$—	$—
Operating expenses	(325)	(8,130)
Equity method investment income(1)	916	14,594
Other income	29	29
Net income	$620	$6,493

(1)
The CCS Segment reported a gain related to the partial sale of the Company’s interest in Bayou Bend CCS LLC (“Bayou Bend”) during the three and nine months ended September 30, 2022, respectively. See Note 9 — Related Party Transactions for further information.

Note 2 — Property, Plant and Equipment

Proved Properties

During the three and nine months ended September 30, 2022 and 2021, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At September 30, 2022, the Company’s ceiling test computation was based on SEC pricing of $93.61 per Bbl of oil, $6.56 per Mcf of natural gas and $35.94 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2021	$434,006
Obligations incurred	78
Obligations settled	(60,304)
Obligations divested	(1,572)
Accretion expense	42,400
Changes in estimate	38,656
Asset retirement obligations at September 30, 2022	$453,264
Less: Current portion at September 30, 2022	65,613
Long-term portion at September 30, 2022	$387,651

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost - interest on lease liabilities	$1,386	$2,749	$5,179	$9,017
Operating lease cost, excluding short-term leases(1)	568	702	1,703	2,138
Short-term lease cost(2)	12,982	14,541	24,838	32,393
Variable lease cost(3)	363	350	1,088	994
Total lease cost	$15,299	$18,342	$32,808	$44,542

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$5,518	$5,714

Current portion of operating lease liabilities	$1,885	$1,715
Operating lease liabilities	14,895	16,330
Total operating lease liabilities	$16,780	$18,045

Finance leases:
Proved property	$124,299	$124,299

Other current liabilities	$20,458	$27,083
Other long-term liabilities	—	13,138
Total finance lease liabilities	$20,458	$40,221

The table below presents the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating cash outflow from finance leases	$5,179	$9,017
Operating cash outflow from operating leases	$2,776	$2,946

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,020

Note 4 — Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$597,570	$678,438	$588,838	$685,945
7.50% Senior Notes – due May 2022	$—	$—	$6,060	$6,145
Bank Credit Facility – matures November 2024	$54,538	$60,000	$367,829	$375,000

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

Oil and Natural Gas Derivatives

The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production. The Company is currently utilizing oil and natural gas swaps and costless collars. Swaps are contracts where the Company either receives or pays depending on whether the oil or natural gas floating market price is above or below the contracted fixed price. Costless collars consist of a purchased put option and a sold call option with no net premiums paid to or received from counterparties. Collar contracts typically require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price.

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash paid on settled derivative instruments	$(81,162)	$(71,634)	$(368,483)	$(189,252)
Unrealized gain (loss)	195,342	(9,845)	137,350	(216,352)
Price risk management activities income (expense)	$114,180	$(81,479)	$(231,133)	$(405,604)

The following tables reflect the contracted volumes and weighted average prices under the terms of the Company's derivative contracts as of September 30, 2022:

Swap Contracts
Production Period	Settlement Index	Average Daily Volumes	Weighted Average Swap Price
Crude oil:		(Bbls)	(per Bbl)
October 2022 – December 2022	NYMEX WTI CMA	19,326	$55.05
January 2023 – December 2023	NYMEX WTI CMA	14,863	$72.18
January 2024 – September 2024	NYMEX WTI CMA	3,989	$76.59
Natural gas:		(MMBtu)	(per MMBtu)
October 2022 – December 2022	NYMEX Henry Hub	44,000	$4.21
January 2023 – December 2023	NYMEX Henry Hub	26,395	$3.76
January 2024 – June 2024	NYMEX Henry Hub	10,000	$3.25

Collar Contracts
Production Period	Settlement Index	Average Daily Volumes	Weighted Average Put Price	Weighted Average Call Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2023 – September 2023	NYMEX WTI CMA	2,000	$75.00	$90.43
January 2024 – March 2024	NYMEX WTI CMA	2,000	$70.00	$88.00
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
January 2023 – December 2023	NYMEX Henry Hub	10,000	$5.25	$8.46
January 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$46,929	$—	$46,929
Liabilities:
Oil and natural gas derivatives	—	(106,306)	—	(106,306)
Total net liability	$—	$(59,377)	$—	$(59,377)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$3,737	$—	$3,737
Liabilities:
Oil and natural gas derivatives	—	(200,464)	—	(200,464)
Total net liability	$—	$(196,727)	$—	$(196,727)

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

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$27,389	$99,180	$967	$186,526
Non-current	19,540	7,126	2,770	13,938
Total gross amounts presented on balance sheet	46,929	106,306	3,737	200,464
Less: Gross amounts not offset on the balance sheet	44,708	44,708	3,737	3,737
Net amounts	$2,221	$61,598	$—	$196,727

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2022 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and all of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 5 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	September 30, 2022	December 31, 2021
12.00% Second-Priority Senior Secured Notes – due January 2026	$650,000	$650,000
7.50% Senior Notes – due May 2022	—	6,060
Bank Credit Facility – matures November 2024(1)	60,000	375,000
Total debt, before discount and deferred financing cost	710,000	1,031,060
Discount and deferred financing cost	(57,892)	(68,333)
Total debt, net of discount and deferred financing costs(2)	652,108	962,727
Less: Current portion of long-term debt	—	6,060
Long-term debt, net of discount and deferred financing costs	$652,108	$956,667

(1)
As of September 30, 2022, the Company had outstanding borrowings at a weighted average interest rate of 6.16%.
(2)
At September 30, 2022, the Company was in compliance with all debt covenants.

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

The Bank Credit Facility no longer bears interest at the applicable London InterBank Offered Rate plus the applicable margin. Interest under the Bank Credit Facility accrues at the Company’s option either at an alternate base rate (“ABR”) plus the applicable margin (“ABR Loans”), an adjusted term secured overnight financing rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or adjusted daily simple SOFR plus the applicable margin (“RFR Loans”). The ABR is based on the greater of (a) the prime rate, (b) a federal funds rate plus 0.5% or (c) the adjusted term SOFR for a one-month interest period plus 1.00%. The adjusted term SOFR is equal to the term SOFR for each applicable tenor (e.g., one-month, three-months, six-months, and twelve-months) calculated and published by the CME Group Inc. plus 0.10%. The adjusted daily simple SOFR is equal to the overnight SOFR calculated and published by the Federal Reserve Bank of New York plus 0.10%. The applicable margin, which is based on the borrowing base utilization percentage, ranges from 2.00% to 3.00% for ABR Loans and 3.00% to 4.00% for Term Benchmark Loans and RFR Loans.

Note 6 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the nine months ended September 30, 2022:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	1,983,199	$13.02
Granted	2,297,465	$13.23
Vested	(967,269)	$14.14
Forfeited	(63,599)	$14.05
Unvested RSUs at September 30, 2022(1)	3,249,796	$12.82

(1)
As of September 30, 2022, 25,257 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the nine months ended September 30, 2022:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	1,015,459	$16.41
Granted(1)	629,666	$23.73
Forfeited	(16,486)	$17.48
Cancelled	(975,564)	$16.42
Unvested PSUs at September 30, 2022	653,075	$23.42

(1)
There were 314,833 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute total shareholder return (“TSR”) over a three-year performance period. An additional 314,833 PSUs were granted and are eligible to vest based on continued employment and the Company’s return (“PVI”) on the wells included in the 2022 drill program over a three-year performance period. The actual number of PSUs earned ranges between 0% and 200% depending on actual performance over the performance period. For the PVI PSUs, the Company recognizes compensation cost if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance conditions at each reporting date.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

	2022
	Grant	Grant
	September 20	March 5
Expected term (in years)	2.3	2.8
Expected volatility	74.3%	82.2%
Risk-free interest rate	3.9%	1.6%
Dividend yield	—%	—%
Fair value (in thousands)	$621	$8,668

Modification — During March 2022, the outstanding PSUs held by certain executive officers that were awarded in 2020 and 2021 were cancelled and, in connection with this cancellation, 1,147,352 of RSUs were granted (the “Retention RSUs”). The Retention RSUs will vest ratably each year over two years, generally contingent upon continued employment through each such date. The cancellation of the PSUs along with the concurrent grant of the Retention RSUs are accounted for as a modification. The incremental cost of $9.7 million will be recognized prospectively over the modified requisite service period. Additionally, the remaining unrecognized fair value of the original PSUs will be recognized over the original remaining requisite service period.

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation costs	$7,626	$4,993	$20,597	$15,534
Less: Amounts capitalized to oil and gas properties	3,316	2,380	8,920	7,240
Total share-based compensation expense	$4,310	$2,613	$11,677	$8,294

Note 7 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended September 30, 2022, the Company recognized an income tax expense of $0.1 million for an effective tax rate of 0.0%. The Company’s effective tax rate of 0.0% is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the three months ended September 30, 2021, the Company recognized an income tax benefit of $0.4 million for an effective tax rate of 2.1%. The Company’s effective tax rate of 2.1% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

For the nine months ended September 30, 2022, the Company recognized income tax expense of $2.3 million for an effective tax rate of 0.6%. The Company’s effective tax rate of 0.6% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets. For the nine months ended September 30, 2021, the Company recognized an income tax expense of $0.7 million for an effective tax rate of negative 0.3%. The difference between the Company’s effective tax rate of negative 0.3% and federal statutory income tax rate of 21% is primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. As of September 30, 2022, the Company maintains a full valuation allowance for U.S. federal, state and foreign net deferred tax assets.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$250,465	$(16,691)	$379,165	$(263,964)

Weighted average common shares outstanding — basic	82,576	81,901	82,406	81,721
Dilutive effect of securities	1,242	—	1,032	—
Weighted average common shares outstanding — diluted	83,818	81,901	83,438	81,721

Net income (loss) per common share:
Basic	$3.03	$(0.20)	$4.60	$(3.23)
Diluted	$2.99	$(0.20)	$4.54	$(3.23)
Anti-dilutive potentially issuable securities excluded from diluted common shares	120	1,516	1,149	2,007

Note 9 — Related Party Transactions

Apollo Funds and Riverstone Funds

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which the Company received a private equity capital commitment. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company’s common stock. Riverstone Funds held 14.9% of the Company’s common stock as of September 30, 2022.

Whistler Acquisition

On August 31, 2018, the Company acquired Whistler Energy II, LLC from Whistler Energy II Holdco, LLC, an affiliate of the Apollo Funds. A settlement agreement related to a dispute regarding the decommissioning obligation of a Deepwater well was executed in September 2021. During the three and nine months ended September 30, 2021, the Company recognized a $4.4 million gain resulting from the settlement which is reflected in “Other income (expense)” on the Company’s Condensed Consolidated Statements of Operations.

Registration Rights Agreements

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

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three and nine months ended September 30, 2022, the Company did not incur any such fees. For the three and nine months ended September 30, 2021, fees incurred by the Company were nil and $0.4 million, respectively.

In connection with the Company’s entry into a merger agreement on September 21, 2022 to acquire EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico, for $1.1 billion (the “EnVen Acquisition”, and such agreement, the “EnVen Merger Agreement”), the Company entered into a registration rights agreement (the “2022 Registration Rights Agreement”) with Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”). Upon the successful closing of the EnVen Acquisition, it is expected that Adage and Bain will hold approximately 5.1% and 15.2%, respectively, of the Company’s outstanding shares of common stock. Pursuant to the 2022 Registration Rights Agreement, the Company grants to Adage and Bain certain demand, “piggy-back” and shelf registration rights with respect to the shares of the Company’s common stock to be received by such entities in the EnVen Acquisition, subject to certain customary thresholds and conditions. Additionally, the Company agrees to pay certain expenses of the parties incurred in connection with the exercise of their rights under such agreement and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto. The 2022 Registration Rights Agreement will become effective at the closing of the EnVen Acquisition.

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

The Riverstone Funds have agreed to vote their shares of the Company’s common stock in favor of any nominee designated and nominated for election to the Board of Directors in accordance with the terms of the Amended and Restated Stockholders’ Agreement and in a manner consistent with the recommendation of the Nominating and Governance Committee with respect to all other nominees.

In connection with the pending EnVen Acquisition, the Company and the Riverstone Funds have agreed to terminate the Amended and Restated Stockholders’ Agreement, which will eliminate the Riverstone Funds’ designation rights with respect to the Company’s Board of Directors. Subsequent to the termination of the Amended and Restated Stockholders’ Agreement, the Riverstone Funds’ present designee to the Company’s Board of Directors, Mr. Robert M. Tichio, will immediately tender his resignation. The termination of the Amended and Restated Stockholders’ Agreement is contingent upon the successful closing of the EnVen Acquisition.

Riverstone Support Agreement

In connection with the pending EnVen Acquisition, the Company, EnVen and the Riverstone Funds entered into a support agreement pursuant to which the Riverstone Funds have agreed, among other things, to (i) vote all shares of Company common stock beneficially owned (a) in favor of the share issuance to EnVen equityholders, (b) in favor of the amendment and/or restatement of the Company’s organizational documents as necessary or appropriate to reflect the termination of the Amended and Restated Stockholders’ Agreement, (c) in favor of any other proposals necessary or appropriate in connection with the EnVen Acquisition and (d) against, among other things, (A) any Acquisition Proposal (as defined in the Merger Agreement) with respect to the Company and (B) any other proposal that could reasonably be expected to materially impede or delay the EnVen Acquisition or result in a breach of any representation or covenant of the Company under the EnVen Merger Agreement (as defined herein), (ii) terminate the Amended and Restated Stockholders’ Agreement, and (iii) cause Mr. Tichio to resign from the Company’s Board of Directors, in each case of the foregoing clauses (ii) and (iii), effective immediately prior to, but conditioned on, the occurrence of the closing of the EnVen Acquisition.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three and nine months ended September 30, 2022, the Company incurred fees for legal services performed by V&E of approximately $2.0 million and $3.5 million, respectively, of which $2.5 million was payable at period end. For the three and nine months ended September 30, 2021, the Company incurred fees for legal services performed by V&E of approximately $1.1 million and $2.8 million, respectively, of which $1.9 million was payable at period end.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.3 million cash contribution for a 50% membership interest in Bayou Bend. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A Inc. (“Chevron”) for upfront cash consideration of $15.0 million. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf, of which $1.4 million was funded during the three months ended September 30, 2022. The Bayou Bend investment will be increased with an offsetting gain as the capital carry is funded by Chevron. The Company recognized a $1.4 million and $15.3 million gain on the partial sale of its investment in Bayou Bend during the three and nine months ended September 30, 2022, respectively, which is included in “Equity method investment income” on the Condensed Consolidated Statements of Operations.

As of September 30, 2022 the Company owns a 25% membership interest in Bayou Bend, which is a variable interest entity and accounted for using the equity method of accounting. Bayou Bend has a CCS site located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor that is in the early stages of development. The development of the Bayou Bend CCS hub project is currently being financed through equity contributions from its members. The Company’s maximum exposure to loss as result of its involvement with Bayou Bend is the carrying amount of its investment.

Under an operating agreement, which was amended on May 24, 2022, the Company has agreed to provide certain services to facilitate Bayou Bend’s operations and to fulfill other general and administrative functions relating to the operation and management of Bayou Bend and its business. The Company will invoice Bayou Bend for reimbursement of direct and indirect general and administrative expenses incurred as well as all other direct out-of-pocket costs and expenses incurred or paid on behalf of Bayou Bend. The Company had a $0.5 million related party receivable from Bayou Bend as of September 30, 2022.

Note 10 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico.

As of September 30, 2022, the Company had secured performance bonds from third party sureties totaling $689.5 million. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of September 30, 2022, the Company had secured letters of credit issued under its Bank Credit Facility totaling $3.9 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 5 — Debt for further information on the Bank Credit Facility.

Legal Proceedings and Other Contingencies

From time to time, the Company is involved in litigation, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on the Company’s results from operations for a specific interim period or year.

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

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations. The Company recorded estimated decommissioning obligations of $0.1 million and $4.1 million during the three months ended September 30, 2022 and 2021, respectively, and $10.6 million and $6.9 million during the nine months ended September 30, 2022 and 2021, respectively. These costs are reflected as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the Company incurred obligations reflected as “Other current liabilities” of $3.3 million and $3.8 million, respectively, and obligations reflected as “Other long-term liabilities” of $29.2 million and $20.6 million, respectively, on the Condensed Consolidated Balance Sheets.

Although it is reasonably possible that the Company could receive state or federal decommissioning orders in the future or be notified of defaulting third parties in existing leases, the Company cannot predict with certainty, if, how or when such orders or notices will be resolved or estimate a possible loss or range of loss that may result from such orders. However, the Company could incur judgments, enter into settlements or revise its opinion regarding the outcome of certain notices or matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and its cash flows in the period in which the amounts are paid.

Pending EnVen Acquisition

Consideration for the EnVen Acquisition will consist of 43.8 million of the Company’s shares of common stock and $212.5 million in cash, subject to certain adjustments. The closing of the EnVen Acquisition is expected to occur by late December 2022 or early January 2023.

If the EnVen Merger Agreement is terminated under certain specified circumstances, the Company may be required to pay EnVen a termination fee of $42.5 million (or $12.0 million in certain circumstances), or EnVen may be required to pay the Company a termination fee of $28.0 million.

Subsequent Event — On October 21, 2022, Talos Production Inc. commenced a consent solicitation to obtain the requisite holders’ consent to certain amendments to the indenture governing the Company’s 12.00% Second-Priority Senior Secured Notes due January 2026 (the “12.00% Notes”) to permit the incurrence of indebtedness with respect to EnVen’s 11.75% Senior Secured Second Lien Notes due 2026. Subject to the terms and conditions of the consent solicitation, the Company offered holders of the 12.00% Notes, who have validly delivered (and did not validly revoke) their consents by October 27, 2022, consideration equal to 50 basis points times the principal amount of the 12.00% Notes held by such consenting holder, which the Company expects to pay upon the consummation of the EnVen Acquisition. In connection with the consent solicitation, Talos Production Inc. received consents from holders of 95.8% of the aggregate principal amount of the 12.00% Notes. As a result, Talos Production Inc. entered into a second supplemental indenture to the indenture on October 27, 2022, which became effective upon its execution.

Note 11 — Subsequent Events

12.00% Notes Consent Solicitation

For additional information, see Note 10 — Commitments and Contingencies.

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

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) and offshore Mexico both through upstream oil and gas exploration and production and the development of carbon capture and sequestration (“CCS”) opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce industrial emissions through our CCS initiatives both in and along the coast of the U.S. Gulf of Mexico.

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

Significant Developments

Below is a cumulative list of significant developments that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2022.

EnVen Acquisition — On September 21, 2022, we executed a merger agreement to acquire EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico, for approximately $1.1 billion in stock and cash consideration (the “EnVen Acquisition,” and such agreement, the “EnVen Merger Agreement”). The EnVen Acquisition is expected to double our operated Deepwater facility footprint by adding key infrastructure in our existing operating areas. Upon closing, we expect this to increase our production by approximately 40% or 24.0 MBoep/d and increase our gross acreage by 35%.

Consideration for the EnVen Acquisition consists of 43.8 million shares of our common stock and $212.5 million in cash, subject to certain adjustments. Following the EnVen Acquisition, our shareholders will own approximately 66% of the pro forma company and EnVen’s equity holders will own the remaining 34%. The closing of the EnVen Acquisition is expected to occur by late December 2022 or early January 2023.

On October 21, 2022, Talos Production Inc. commenced a consent solicitation to obtain the requisite holders’ consent to certain amendments to the indenture governing its 12.00% Notes (as defined below under “ — Liquidity and Capital Resources — Overview of Debt Instruments”) to permit the incurrence of indebtedness with respect to EnVen’s 11.75% Senior Secured Second Lien Notes due 2026. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies” for additional information.

2022 Drilling Program — We recently commenced drilling operations with the Seadrill Sevan Louisiana rig on our Lime Rock prospect near our operated Ram Powell facility and the rig will move to drill the adjacent Venice prospect once the Lime Rock drilling operations are complete. We own a 60% working interest in both prospects and expect first oil within 12-18 months from beginning drilling operations at each prospect. Prior to commencing operations at Lime Rock, we encountered issues related to strong looping ocean currents while performing a well recompletion project. The recompletion operation has been suspended and we plan to return to the project at a later date.

Phoenix Field Update — Production from one of our Tornado wells generated increased water volumes during the third quarter primarily as a result of the ongoing sub-surface water flood project in the Phoenix Field. This water breakthrough occurred earlier than originally expected, though within the range of projected outcomes in previous reservoir simulations used for the 2021 year-end reserves. We currently expect minor negative revisions to proved reserves as a result of timing impacts of early water breakthrough.

Oxy Transaction — In August 2022, we entered into an eight block cross assignment (the “Joint Area”) with Occidental Petroleum Corporation (“Oxy”), which resulted in Oxy being the operator with a 70% working interest and we have the remaining 30% working interest. We contributed 100% working interest in two blocks within Green Canyon area to the Joint Area. We and Oxy will commence drilling an exploration well in the Joint Area in the first half of 2023.

Inflation Reduction Act of 2022 (the “IRA”) — On August 16, 2022, President Biden signed the IRA into law. The inclusion of several provisions in the IRA is expected to benefit both our upstream and CCS businesses. Specifically, the IRA directs the Department of the Interior (”DOI”) to:

•
accept the highest bids received for Lease Sale 257, which was vacated by US District Court for the District of Columbia in January 2022; and
•
move forward with Lease Sales 259 and 261 in the Gulf of Mexico by March 31, 2023 and September 30, 2023, respectively, notwithstanding the June 30, 2022 expiration of the 2017-2022 Outer Continental Shelf Oil and Gas Leasing Program.

We were one of the most active bidders in Lease Sale 257 and were the high bidder on 10 blocks and awarded leases on 9 blocks. The IRA also links issuance of federal wind and solar development rights to requirements to offer for sale federal oil and gas leases for a 10-year period of time. The IRA requires the federal government to offer for sale a minimum of 60 million acres for offshore oil and gas leases during the one-year period immediately preceding granting an offshore wind lease on the U.S. Outer Continental Shelf.

The IRA incentivizes additional capital investment in CCS projects by developers and sponsors through the following:

•
increases the Section 45Q tax credit value from $50 per metric ton to $85 per metric ton for qualified carbon oxide captured from an industrial source and stored in secure geologic formations if certain prevailing wage and apprenticeship requirements are met;
•
expands eligibility for carbon capture and sequestration credits under Section 45Q by extending the beginning of the construction deadline from before January 1, 2026 to before January 1, 2033; and
•
allows taxpayers to now claim the value of a Section 45Q tax credit with respect to carbon capture equipment originally placed in service after December 31, 2022 as a direct pay option (i.e.; through a tax refund as if there had been an overpayment of taxes). Both taxable and tax-exempt entities may elect the direct pay option, but any taxable entity may only elect such option for the first 5 years of the tax credit period that is otherwise available.

The IRA also raises the minimum oil and gas royalty rate for new offshore leases from the current 12.5% to 16.7% and caps the royalty rate at 18.8% for 10 years; however this provision does not affect existing offshore leases. The 18.8% cap is commensurate with existing offshore royalty rate for leases in water depth exceeding 200 meters.

Additionally, the IRA imposes a first-ever federal fee on greenhouse gases through a methane emissions charge. The IRA amends the federal Clean Air Act to impose a charge on emissions of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the offshore and onshore oil and gas production, and onshore processing, transmission and compression, gathering, and boosting station source categories. For such qualifying facilities, the charge starts at $900 per metric ton of methane reported for calendar year 2024, increasing to $1,200 per metric ton of methane for calendar year 2025 and again to $1,500 per metric ton of methane for calendar year 2026 and year thereafter. Calculation of the charge is based on certain thresholds established in the IRA. The charge will be based on the prior year’s emissions, and the charge starts in 2025 based on 2024 data. The methane emissions charge could increase our operating costs and adversely affect our business.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

Planned Downtime — We are vulnerable to downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the Helix Producer I (the “HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field.

During the three months ended September 30, 2022, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-September, resulting in a total shut-in period of 41 days. The shut-in resulted in an estimated deferred production of approximately 6.2 MBoepd and 2.1 MBoepd for the three and nine months ended September 30, 2022, respectively, based on production rates prior to the shut-in.

During the third quarter of 2022, we experienced approximately 17 days of planned third-party downtime due to maintenance of the Shell Odyssey Pipeline, which carries our production primarily from our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility. Production resumed in October 2022. We estimate the shut-in resulted in deferred production of approximately 1.8 MBoepd and 0.6 MBoepd for the three and nine months ended September 30, 2022, respectively, based on production rates prior to the shut-in.

Eugene Island Pipeline System — During the first quarter of 2022, we experienced approximately 40 days of unplanned third-party downtime due to maintenance of the Eugene Island Pipeline System, which carries our production from the Phoenix Field and Green Canyon 18 Field. For the nine months ended September 30, 2022, we estimate the shut-in resulted in deferred production of approximately 1.5 MBoepd based on production rates prior to the shut-in.

Hurricanes and Tropical Storms — During the third quarter of 2021, production from the U.S. Gulf of Mexico was impacted due to Hurricane Ida. While our assets did not sustain significant damage, the storm impacted key third-party downstream infrastructure, which prevented us from restoring the majority of our production for several weeks. For the three and nine months ended September 30, 2021, we estimate that deferred production related to this storm was approximately 12.7 MBoepd and 4.3 MBoepd, respectively, based on production rates prior to the storm. We did not experience any disruptions to our operations from hurricanes or tropical storms during the three and nine months ended September 30, 2022.

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

Significant progress has been made to reduce the risk of spreading COVID-19 and its multiple variants, however, certain regions in the world remain negatively impacted by outbreaks of COVID-19 that continue to degrade economic activity. Additionally, the risk of a new variant of COVID-19 disrupting global economic activity remains persistent and its impact on our operational and financial performance will depend on developments that are difficult to predict, including the duration and spread of the outbreak and its impact on our personnel, customer activity and third-party providers.

During the period January 1, 2022 through September 30, 2022, the daily spot prices for NYMEX WTI crude oil ranged from a high of $123.64 per Bbl to a low of $75.99 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $9.85 per MMBtu to a low of $3.73 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments” for additional information regarding our commodity derivative positions as of September 30, 2022.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on October 12, 2022. The EIA expects the Henry Hub spot price will average $9.03 per MMBtu in the fourth quarter of 2022 and then fall to an average $6.01 per MMBtu in 2023 as U.S. natural gas production rises. The EIA also expects the WTI spot price will average $91.98 per Bbl in the fourth quarter of 2022 and average $90.91 per Bbl in 2023. The EIA expects average crude oil prices to mostly remain between $90.00 per Bbl – $100.00 per Bbl 2023, with the possibility for significant volatility around those averages. Recent events contributing to increased uncertainty in the crude oil market include: (i) the impact of the OPEC Plus decision to reduce crude oil production by 2.0 MBbl per day beginning in November 2022 and the potential for further production cuts in the future; (ii) the threat of increasing conflict following the outbreak of violent clashes in the Libyan capital of Tripoli; (iii) uncertainty around the potential expiration of the current coordinated petroleum release from the U.S. Strategic Petroleum Reserves to reduce domestic gasoline prices; (iv) the potential re-negotiation of a nuclear agreement with Iran that could lift sanctions on the country and allow Iran’s crude oil exports into the market; and (v) the risk associated with hurricanes and tropical storms.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and nine months ended September 30, 2022 and 2021, we did not recognize an impairment based on the ceiling test computations. At September 30, 2022 our ceiling test computation was based on SEC pricing of $93.61 per Bbl of oil, $6.56 per Mcf of natural gas and $35.94 per Bbl of NGLs.

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

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The submission of the Unit Development Plan for the Zama Field to the National Hydrocarbon Commission, which will set out the terms on which the reservoir will be jointly developed, is expected by March 2023 and could adversely affect the value of the Mexico oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties.

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

Deepwater Operations — We have interests in Deepwater fields in the U.S. Gulf of Mexico. Operations in Deepwater can result in increased operational risks as has been demonstrated by the Deepwater Horizon disaster in 2010. Despite technological advances since this disaster, liabilities for environmental losses, personal injury and loss of life and significant regulatory fines in the event of a disaster could be well in excess of insured amounts and result in significant current losses on our statements of operations as well as going concern issues.

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

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261, and one auction in the Cook Inlet, Alaska, Lease Sale 258, under the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding the two Gulf of Mexico lease sales. As discussed above under “ — Significant Developments,” President Biden signed the IRA into law on August 16, 2022. The IRA reinstates Lease Sale 257 held in November 2021, and requires the DOI to both accept all valid high bids received in Lease Sale 257 and issue leases to the high bidders. We were one of the most active bidders in Lease Sale 257 and we were the the high bidder on 10 blocks and awarded leases on 9 blocks. Furthermore, the DOI must hold Gulf of Mexico lease sales 259 and 261 by March 31, 2023, and September 30, 2023, respectively.

BOEM’s development of a new national program typically takes place over several years, during which successive drafts of the program are published for review and comment. At the end of the process, the Secretary of the Interior must submit the Proposed Final Program to the President and to Congress for a period of at least 60 days, after which the program may be approved by the Secretary of the Interior and may take effect with no further regulatory or legislative action.

BOEM took the first formal step in pursuit of a new five-year national program in January 2018 by releasing a Draft Proposed Program. The OCSLA and its implementing regulations call for two subsequent drafts, a Proposed Program (“PP”), which is open for public comment for a period of at least 90 days, and then a Proposed Final Program, which is submitted to Congress and the President for 60 days before implementation. These later program stages also are accompanied by publication of a draft and final Programmatic Environmental Impact Statement (“PEIS”), with a period for public comment on the draft PEIS. The PP and a draft PEIS for the 2023-2028 five-year period were published in the Federal Register on July 8, 2022, with a 90-day comment period. The public comment period has now closed, and BOEM is reviewing the comments received. The PP includes no more than ten potential lease sales in the Gulf of Mexico; however, BOEM’s subsequent Proposed Final Program for 2023-2028 could reduce the number of Gulf of Mexico lease sales in the national program.

When the 2023-2028 national program will be approved and implemented remains uncertain. Congress may influence the Biden Administration’s development and implementation of the five-year 2023-2028 national program by submitting public comments during formal comment periods, by evaluating programs in committee oversight hearings, and, more directly, by enacting legislation with program requirements. It is possible that the program could be delayed if opponents of offshore oil and gas production initiate lawsuits challenging BOEM’s actions.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Oil	$295,585	$246,208	$49,377	$1,078,800	$743,759	$335,041
Natural gas	68,360	31,723	36,637	181,747	86,088	95,659
NGL	13,183	12,978	205	49,232	31,738	17,494
Total revenues	$377,128	$290,909	$86,219	$1,309,779	$861,585	$448,194

Total Production Volumes:
Oil (MBbls)	3,258	3,609	(351)	11,020	11,827	(807)
Natural gas (MMcf)	7,292	6,975	317	24,746	24,055	691
NGL (MBbls)	403	429	(26)	1,372	1,344	28
Total production volume (MBoe)	4,876	5,200	(324)	16,516	17,180	(664)

Daily Production Volumes by Product:
Oil (MBblpd)	35.4	39.2	(3.8)	40.4	43.3	(2.9)
Natural gas (MMcfpd)	79.3	75.8	3.5	90.6	88.1	2.5
NGL (MBblpd)	4.4	4.7	(0.3)	5.0	4.9	0.1
Total production volume (MBoepd)	53.0	56.5	(3.5)	60.5	62.9	(2.4)

Average Sale Price Per Unit:
Oil (per Bbl)	$90.73	$68.22	$22.51	$97.89	$62.89	$35.00
Natural gas (per Mcf)	$9.37	$4.55	$4.82	$7.34	$3.58	$3.76
NGL (per Bbl)	$32.71	$30.25	$2.46	$35.88	$23.61	$12.27
Price per Boe	$77.34	$55.94	$21.40	$79.30	$50.15	$29.15
Price per Boe (including realized commodity derivatives)	$60.70	$42.17	$18.53	$56.99	$39.13	$17.86

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended September 30, 2022 vs 2021			Nine Months Ended September 30, 2022 vs 2021
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$73,322	$(23,945)	$49,377	$385,793	$(50,752)	$335,041
Natural gas	35,195	1,442	36,637	93,185	2,474	95,659
NGL	992	(787)	205	16,833	661	17,494
Total revenues	$109,509	$(23,290)	$86,219	$495,811	$(47,617)	$448,194

Three Months Ended September 30, 2022 and 2021 Volumetric Analysis — Production volumes decreased by 3.5 MBoepd to 53.0 MBoepd. The decrease in production volumes was primarily due to the third party downtime associated with the HP-I dry-dock in our Phoenix Field and the Shell Odyssey Pipeline shut-in primarily impacting our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility, which resulted in 6.2 MBoepd and 1.8 MBoepd of deferred production, respectively. Additionally, production volumes decreased 4.3 MBoepd and 1.8 MBoepd primarily attributable to well performance and natural production declines in our Phoenix Field and Green Canyon 18 Field, respectively. The decrease was partially offset by an increase of 12.7 MBoepd in deferred production attributable to Hurricane Ida in 2021.

Nine Months Ended September 30, 2022 and 2021 Volumetric Analysis — Production volumes decreased by 2.4 MBoepd to 60.5 MBoepd. The decrease in production volumes was primarily due to the third party downtime for the HP-I dry-dock in our Phoenix Field, the Eugene Island Pipeline System shut-in primarily impacting HP-I and Green Canyon 18 Field and the Shell Odyssey Pipeline shut-in primarily impacting our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility, which resulted in 4.2 MBoepd of deferred production. Additionally, production volumes decreased 1.7 MBoepd at Delta House, a non-operated facility located in Mississippi Canyon, primarily related to temporary shut-ins for repairs and maintenance and natural production declines. The decrease was partially offset by an increase of 4.3 MBoepd in deferred production attributable to Hurricane Ida in 2021.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease operating expenses	$81,760	$70,034	$229,156	$208,675
Lease operating expenses per Boe	$16.77	$13.47	$13.87	$12.15

Three Months Ended September 30, 2022 and 2021 — Lease operating expense for the three months ended September 30, 2022 increased by approximately $11.7 million, or 17%. The increase is primarily due to a $4.9 million increase in facility and workover expense related to repairs and maintenance at the Phoenix Field and the Pompano Field. Additionally, there was a $1.7 million increase in company and contract labor compared to the same period in 2021 and $1.4 million reduction in production handling fees related to reimbursements for costs from certain third parties.

Nine Months Ended September 30, 2022 and 2021 — Lease operating expense for the nine months ended September 30, 2022 increased by approximately $20.5 million, or 10%. The increase is primarily due to a $19.8 million increase in facility and workover expense related to repairs and maintenance at the Phoenix Field and the Gunflint Field. Additionally, there was a $4.8 million increase in company and contract labor compared to the same period in 2021. This increase was partially offset by $7.0 million in additional production handling fees related to reimbursements for costs from certain third parties.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation, depletion and amortization	$92,323	$88,596	$295,174	$290,094
Depreciation, depletion and amortization per Boe	$18.93	$17.04	$17.87	$16.89

Three Months Ended September 30, 2022 and 2021 — Depreciation, depletion and amortization expense for the three months ended September 30, 2022 increased by approximately $3.7 million, or 4%. This was primarily due to an increase of $1.85 per Boe, or 11%, in the depletion rate on our proved oil and natural gas properties partially offset by decreased production of 3.5 MBoepd.

Nine Months Ended September 30, 2022 and 2021 — Depreciation, depletion and amortization expense for the nine months ended September 30, 2022 increased by approximately $5.1 million, or 2%. This was primarily due to an increase of $1.00 per Boe, or 6% in the depletion rate on our proved oil and natural gas properties partially offset by decreased production of 2.4 MBoepd.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expense	$25,289	$20,427	$70,742	$58,993
General and administrative expense per Boe	$5.19	$3.93	$4.28	$3.43

Three Months Ended September 30, 2022 and 2021 — General and administrative expense for the three months ended September 30, 2022 increased by approximately $4.9 million, or 24%. This increase was primarily related to non-cash equity-based compensation of $4.3 million, or $0.88 per Boe, during the three months ended September 30, 2022, which is an increase of $1.7 million. Additionally, there was an increase in transaction costs of $2.8 million primarily related to the EnVen Acquisition. On a per unit basis, general and administrative expense increased $1.26 Boe primarily due to decreased production of 3.5 MBoepd.

Nine Months Ended September 30, 2022 and 2021 — General and administrative expense for the nine months ended September 30, 2022 increased by approximately $11.7 million, or 20%. This increase was primarily related to $5.6 million of expenses incurred by our emerging CCS operating segment during the nine months ended September 30, 2022, an increase of $4.1 million. There was an increase in transaction costs of $2.0 million primarily related to the EnVen Acquisition. Additionally, general and administrative expense includes non-cash equity-based compensation of $11.7 million, or $0.71 per Boe, during the nine months ended September 30, 2022, an increase of $3.4 million. On a per unit basis, general and administrative expense increased $0.85 per Boe primarily due to decreased production of 2.4 MBoepd.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accretion expense	$13,179	$13,668	$42,400	$44,110
Other operating (income) expense	$(366)	$5,081	$12,142	$6,864
Interest expense	$29,265	$32,390	$91,531	$100,036
Price risk management activities (income) expense	$(114,180)	$81,479	$231,133	$405,604
Equity method investment income	$991	$—	$14,599	$—
Other (income) expense	$(692)	$(4,475)	$(31,991)	$7,916
Income tax (benefit) expense	$121	$(364)	$2,256	$718

Three Months Ended September 30, 2022 and 2021 —

Other Operating (Income) Expense — During the three months ended September 30, 2022, we recorded $0.1 million of estimated decommissioning obligations primarily as a result of working interest partners or counterparties of divesture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the three months ended September 30, 2021, we recorded $4.1 million of estimated decommissioning obligations. See further discussion in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Interest Expense — During the three months ended September 30, 2022, we recorded $29.3 million of interest expense compared to $32.4 million during the three months ended September 30, 2021. The change is primarily the result of the decrease in interest associated with the Bank Credit Facility (as defined below under “ — Liquidity and Capital Resources — Overview of Debt Instruments”) with outstanding borrowings of $60.0 million as of September 30, 2022 when compared to $400.0 million as of September 30, 2021.

Price Risk Management Activities — The income of $114.2 million for the three months ended September 30, 2022 consists of $195.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $81.1 million in cash settlement losses. The expense of $81.5 million for the three months ended September 30, 2021 consists of $71.6 million in cash settlement losses and $9.8 million in non-cash losses from the decrease in the fair value of our open derivative contracts.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through December 2024, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments.”

Equity Method Investment Income — During the three months ended September 30, 2022, we recorded equity losses of $0.4 million offset by a $1.4 million gain on partial sale of our equity method investment in Bayou Bend. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Other (Income) Expense — During the three months ended September 30, 2021, we recorded a $4.4 million gain as a result of the settlement related to the Whistler Acquisition that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions.”

Income Tax (Benefit) Expense — During the three months ended September 30, 2022, we recorded $0.1 million of income tax expense compared to $0.4 million of income tax benefit during the three months ended September 30, 2021. The income tax expense for each period is primarily a result of recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

Nine Months Ended September 30, 2022 and 2021 —

Other Operating (Income) Expense — During the nine months ended September 30, 2022, we recorded $10.6 million of estimated decommissioning obligations primarily as a result of working interest partners or counterparties of divesture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the nine months ended September 30, 2021, we recorded $6.9 million of estimated decommissioning obligations. See further discussion in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Interest Expense — During the nine months ended September 30, 2022, we recorded $91.5 million of interest expense compared to $100.0 million during the nine months ended September 30, 2021. The change is primarily a result of the interest associated with the Bank Credit Facility with outstanding borrowings of $60.0 million as of September 30, 2022 when compared to $400.0 million as of September 30, 2021.

Price Risk Management Activities — The expense of $231.1 million for the nine months ended September 30, 2022 consists of $368.5 million in cash settlement losses partially offset by $137.4 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $405.6 million for the nine months ended September 30, 2021 consists of $216.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $189.3 million in cash settlement losses.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through December 2024, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments.”

Equity Method Investment Income — During the nine months ended September 30, 2022, we recorded equity losses of $0.7 million offset by a $15.3 million gain on partial sale of our equity method investment in Bayou Bend. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Other (Income) Expense — During the nine months ended September 30, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.” During the nine months ended September 30, 2021, we recorded a $13.2 million loss on extinguishment of debt as a result of the redemption of the 11.00% Second-Priority Senior Secured Notes (the “11.00% Notes”). This was partially offset by a $4.4 million gain as a result of the settlement related to the Whistler Acquisition that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions.”

Income Tax (Benefit) Expense — During the nine months ended September 30, 2022, we recorded $2.3 million of income tax expense compared to $0.7 million of income tax expense during the nine months ended September 30, 2021. The change is primarily a result of a discrete tax expense and recording a valuation allowance on our deferred tax assets. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 7 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$250,465	$(16,691)	$379,165	$(263,964)
Interest expense	29,265	32,390	91,531	100,036
Income tax (benefit) expense	121	(364)	2,256	718
Depreciation, depletion and amortization	92,323	88,596	295,174	290,094
Accretion expense	13,179	13,668	42,400	44,110
EBITDA	385,353	117,599	810,526	170,994
Transaction and other (income) expenses(1)(3)(4)	3,239	1,370	(28,303)	7,231
Derivative fair value loss (gain)(2)	(114,180)	81,479	231,133	405,604
Net cash paid on settled derivative instruments(2)	(81,162)	(71,634)	(368,483)	(189,252)
Loss on extinguishment of debt	—	—	—	13,225
Non-cash equity-based compensation expense	4,310	2,613	11,677	8,294
Adjusted EBITDA	$197,560	$131,427	$656,550	$416,096

(1)
Includes transaction-related expenses, decommissioning obligations and other miscellaneous income and expenses. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies” for additional information on decommissioning obligations.
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
(3)
Includes a $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation for the nine months ended September 30, 2022 that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”
(4)
Includes a $1.4 million and $15.3 million gain on partial sale of our equity method investment in Bayou Bend for the three and nine months ended September 30, 2022, respectively, that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has decreased since December 31, 2021 primarily due to a decrease of $87.3 million in liabilities from price risk management activities and an increase of $26.4 million in assets from price risk management activities. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 4 — Financial Instruments.” As of September 30, 2022, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $806.8 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2022 (in thousands):

U.S. drilling & completions	$120,510
Mexico appraisal & exploration	301
Asset management	80,704
Seismic and G&G, land, capitalized G&A and other	35,667
CCS(1)	2,027
Total capital expenditures	239,209
Plugging & abandonment	60,304
Total capital expenditures and plugging & abandonment	$299,513

(1)
Excludes $2.4 million of expenditures reflected as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$538,928	$287,648
Investing activities	$(198,652)	$(212,153)
Financing activities	$(345,638)	$(50,301)

Operating Activities — Net cash provided by operating activities increased $251.3 million in the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily attributable to an increase in revenues net of the change in lease operating expense of $427.7 million. This was offset by an increase in cash payments on derivative instruments of $179.2 million.

Investing Activities — Net cash used in investing activities decreased $13.5 million in the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to $15.0 million in cash proceeds from a partial sale of our investment in Bayou Bend and decreased capital expenditures of $2.0 million offset by contributions to equity investees of $2.3 million. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 9 — Related Party Transactions” for additional information.

Financing Activities — Cash flow from financing activities decreased $295.3 million in the nine months ended September 30, 2022 compared to the corresponding period in 2021. During the nine months ended September 30, 2022, net repayments of $315.0 million reduced the Bank Credit Facility. Additionally, we redeemed $6.1 million of our 7.50% Senior Notes.

During the nine months ended September 30, 2021, the issuance of the 12.00% Notes in January 2021 generated $579.4 million after original discount and deferred financing costs. The net proceeds from the 12.00% Notes funded the $356.8 million redemption of the 11.00% Notes and reduced the indebtedness under the Bank Credit Facility by $175.0 million in the first quarter of 2021. Indebtedness under the Bank Credit Facility was reduced further by $65.0 million.

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

The following table presents the balance sheet information for the respective periods (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$342,980	$330,415
Non-current assets	2,323,141	2,305,855
Total assets	$2,666,121	$2,636,270

Current liabilities	$552,275	$598,062
Non-current liabilities	1,101,695	1,405,382
Talos Energy Inc. stockholdersʼ equity	1,012,151	632,826
Total liabilities and stockholdersʼ equity	$2,666,121	$2,636,270

The following table presents the statement of operations information (in thousands):

Nine Months Ended September 30, 2022
Revenues	$1,309,779
Costs and expenses	(936,118)
Net income	$373,661

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. There have been no material changes to our material cash requirements from known contractual obligations since those reported in our 2021 Annual Report except:

•
The aggregate principal amount of our Bank Credit Facility decreased from $375.0 million to $60.0 million;
•
Interest expense through the maturity of our debt instruments decreased in the aggregate by approximately $19.1 million primarily due to the lower borrowings under the Bank Credit Facility;

•
Vessel commitments increased by approximately $33.6 million due to the execution of an offshore drilling rig agreement on April 6, 2022. These commitments represent gross contractual obligations and, accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs;
•
Derivative net liabilities decreased from $196.7 million to $59.4 million; and
•
Purchase obligations increased from $3.2 million to $57.8 million through 2023 primarily due to increased committed purchase orders to execute planned Deepwater drilling activities.

Performance Obligations — As of September 30, 2022, we had secured performance bonds totaling $689.5 million primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico from third party sureties. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $3.9 million. Letters of credit that are outstanding reduce the available revolving credit commitments.

See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Debt” for further information on the Bank Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Annual Report and Part II, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Except as disclosed in this Quarterly Report, there have been no material changes from the disclosures presented in our 2021 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 regarding our exposures to certain market risks except for our minimum hedging requirement under our Bank Credit Facility for each calendar month on a six-full fiscal quarter rolling basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2021 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2021 Annual Report or our other SEC filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1#

Merger Agreement, dated as of September 21, 2022, by and among Talos Energy Inc., Talos Production Inc., Tide Merger Sub I Inc., Tide Merger Sub II LLC, Tide Merger Sub III LLC, BCC Enven Investments, L.P. and EnVen Energy Corporation (incorporated by reference to Exhibit 2.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2022).

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

4.7

Registration Rights Agreement, dated September 21, 2022, by and among Talos Energy Inc. and the Persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2022).

4.8

Second Supplemental Indenture, dated as of October 27, 2022, among Talos Production Inc., the Guarantors named therein and Wilmington Trust National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 28, 2022).

10.1

Form of Support Agreement, by and among Talos Energy Inc., EnVen Energy Corporation and the EnVen Supporting Stockholders (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2022).

10.2

Form of Support Agreement, by and among Talos Energy Inc., EnVen Energy Corporation and the Talos Supporting Stockholders (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2022).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talos Energy Inc.

Date:	November 2, 2022	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer