Form 10-Q
period 2023-03-31
TALOS ENERGY INC.
filed 2023-05-09
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 01, 2023, the registrant had 125,555,965 shares of common stock, $0.01 par value per share, outstanding.

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
•
realized oil and natural gas prices;
•
the success of the transaction with EnVen Energy Corporation and anticipated future performance of the combined company;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility due to the continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto on global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”), such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; the lack of a resolution to the war in Ukraine and its impact on certain commodity markets; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 01, 2023 (the “2022 Annual Report”) and Part II, Item IA. “Risk Factors” of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,169	$44,145
Accounts receivable:
Trade, net	169,850	150,598
Joint interest, net	80,549	54,697
Other, net	17,954	6,684
Assets from price risk management activities	54,553	25,029
Prepaid assets	60,127	84,759
Other current assets	11,901	1,917
Total current assets	411,103	367,829
Property and equipment:
Proved properties	7,368,652	5,964,340
Unproved properties, not subject to amortization	410,932	154,783
Other property and equipment	31,485	30,691
Total property and equipment	7,811,069	6,149,814
Accumulated depreciation, depletion and amortization	(3,653,556)	(3,506,539)
Total property and equipment, net	4,157,513	2,643,275
Other long-term assets:
Restricted cash	100,973	—
Assets from price risk management activities	12,059	7,854
Equity method investments	22,023	1,745
Other well equipment inventory	40,345	25,541
Notes receivable, net	15,031	—
Operating lease assets	18,572	5,903
Other assets	18,136	6,479
Total assets	$4,795,755	$3,058,626
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$184,471	$128,174
Accrued liabilities	201,360	219,769
Accrued royalties	44,340	52,215
Current portion of long-term debt	33,201	—
Current portion of asset retirement obligations	45,592	39,888
Liabilities from price risk management activities	35,848	68,370
Accrued interest payable	31,210	36,340
Current portion of operating lease liabilities	3,129	1,943
Other current liabilities	92,041	60,359
Total current liabilities	671,192	607,058
Long-term liabilities:
Long-term debt	977,011	585,340
Asset retirement obligations	772,059	501,773
Liabilities from price risk management activities	4,286	7,872
Operating lease liabilities	25,981	14,855
Other long-term liabilities	284,385	176,152
Total liabilities	2,734,914	1,893,050
Commitments and contingencies (Note 11)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 127,455,965 and 82,570,328 shares issued as of March 31, 2023 and December 31, 2022, respectively	1,275	826
Additional paid-in capital	2,531,402	1,699,799
Accumulated deficit	(445,189)	(535,049)
Treasury stock, at cost; 1,900,000 and zero shares as of March 31, 2023 and December 31, 2022, respectively	(26,647)	—
Total stockholdersʼ equity	2,060,841	1,165,576
Total liabilities and stockholdersʼ equity	$4,795,755	$3,058,626

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil	$292,694	$353,886
Natural gas	20,183	42,981
NGL	9,705	16,699
Total revenues	322,582	413,566
Operating expenses:
Lease operating expense	81,362	59,814
Production taxes	606	851
Depreciation, depletion and amortization	147,323	98,340
Accretion expense	19,414	14,377
General and administrative expense	63,187	22,528
Other operating expense	2,838	136
Total operating expenses	314,730	196,046
Operating income	7,852	217,520
Interest expense	(37,581)	(31,490)
Price risk management activities income (expense)	58,937	(281,219)
Equity method investment income	7,443	142
Other income	6,666	28,134
Net income (loss) before income taxes	43,317	(66,913)
Income tax benefit	46,543	472
Net income (loss)	$89,860	$(66,441)

Net income (loss) per common share:
Basic	$0.85	$(0.81)
Diluted	$0.84	$(0.81)
Weighted average common shares outstanding:
Basic	105,634	82,071
Diluted	106,950	82,071

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	—	$—	$760,653
Equity-based compensation	—	—	5,389	—	—	—	5,389
Equity-based compensation tax withholdings	—	—	(4,476)	—	—	—	(4,476)
Equity-based compensation stock issuances	653,709	6	(6)	—	—	—	—
Net loss	—	—	—	(66,441)	—	—	(66,441)
Balance at March 31, 2022	82,535,186	$825	$1,677,705	$(983,405)	—	$—	$695,125

Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	$—	$1,165,576
Equity-based compensation	—	—	7,232	—	—	—	7,232
Equity-based compensation tax withholdings	—	—	(7,378)	—	—	—	(7,378)
Equity-based compensation stock issuances	1,085,747	11	(11)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	832,198
Purchase of treasury stock	—	—	—	—	1,900,000	(26,647)	(26,647)
Net income	—	—	—	89,860	—	—	89,860
Balance at March 31, 2023	127,455,965	$1,275	$2,531,402	$(445,189)	1,900,000	$(26,647)	$2,060,841

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$89,860	$(66,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	166,737	112,717
Amortization of deferred financing costs and original issue discount	4,148	3,415
Equity-based compensation expense	3,938	3,318
Price risk management activities expense (income)	(58,937)	281,219
Net cash paid on settled derivative instruments	(12,323)	(127,086)
Equity method investment income	(7,443)	(142)
Settlement of asset retirement obligations	(10,113)	(20,023)
Changes in operating assets and liabilities:
Accounts receivable	36,821	(56,817)
Other current assets	7,735	4,505
Accounts payable	(4,894)	9,381
Other current liabilities	(116,637)	(26,423)
Other non-current assets and liabilities, net	(36,035)	(4,013)
Net cash provided by operating activities	62,857	113,610
Cash flows from investing activities:
Exploration, development and other capital expenditures	(103,962)	(53,978)
Proceeds from (payments for) acquisitions, net of cash acquired	17,617	(3,500)
Proceeds from sale of property and equipment, net	—	346
Contributions to equity method investees	(12,835)	(2,250)
Investment in intangible assets	(7,796)	—
Net cash used in investing activities	(106,976)	(59,382)
Cash flows from financing activities:
Proceeds from Bank Credit Facility	275,000	35,000
Repayment of Bank Credit Facility	(110,000)	(70,000)
Deferred financing costs	(11,346)	—
Payments of finance lease	(3,987)	(6,256)
Purchase of treasury stock	(25,173)	—
Employee stock awards tax withholdings	(7,378)	(4,476)
Net cash provided by (used in) financing activities	117,116	(45,732)

Net increase in cash, cash equivalents and restricted cash	72,997	8,496
Cash, cash equivalents and restricted cash:
Balance, beginning of period	44,145	69,852
Balance, end of period	$117,142	$78,348

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$174,597	$53,317
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$40,988	$43,352

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The unaudited financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in the 2022 Annual Report.

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

Segments

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is the Company’s only reportable segment. The legal entities included in the CCS Segment have been designated as unrestricted, non-guarantor subsidiaries of the Company for purposes of the Bank Credit Facility (as defined in Note 5 — Financial Instruments) and indentures governing the senior notes. See additional information in Note 12 — Segment Information.

Summary of Significant Accounting Policies

The Company has provided a discussion of its significant accounting policies, estimates and judgements in Note 2 – Summary of Significant Accounting Policies included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report. The Company has not changed any of its other significant accounting policies from those described in our 2022 Annual Report except as set forth below.

Restricted Cash — The Company acquired funds held in escrow to be used for future plugging and abandonment (“P&A”) obligations assumed through the EnVen Acquisition (as defined below). These escrow accounts required deposits of approximately $100.0 million, which was fully funded by EnVen (as defined below) prior to the consummation of the acquisition. As of March 31, 2023, these escrow accounts have a combined balance of $101.0 million, inclusive of interest earned to date, and are reflected as “Restricted cash” within Other long-term assets on the Condensed Consolidated Balance Sheet.

Notes Receivable, net — The Company holds two notes receivables with an aggregate face value of $66.2 million which consist of commitments from the sellers of oil and natural gas properties, acquired by the Company as part of the EnVen Acquisition, related to the costs associated with its performance of the assumed P&A obligations (the “P&A Notes Receivable”). The P&A Notes Receivable are being accreted to their principal amounts and are presented as such, net of the related cumulative estimated credit losses, on the accompanying consolidated balance sheet. The Company estimates the current expected credit losses related to its P&A Notes Receivable using the probability of default method based on the long-term credit ratings of the counterparties of the notes, which are currently considered “investment grade.” During the three months ended March 31, 2023, the Company recognized interest income of $0.2 million and the carrying value of these P&A Notes Receivable, net of current expected credit losses, was $15.0 million as of March 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$16,169	$44,145
Restricted cash included in long term assets	100,973	—
Total cash, cash equivalent and restricted cash	$117,142	$44,145

Note 2 — Acquisitions

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

EnVen Acquisition — On September 21, 2022, the Company executed a merger agreement to acquire EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition,” and such agreement, the “EnVen Merger Agreement”). On February 13, 2023, the Company completed the EnVen Acquisition for consideration consisting of (i) $207.3 million in cash and (ii) 43.8 million shares of the Company’s common stock valued at $832.2 million. The cash payment was partially funded with borrowings under the Bank Credit Facility.

The following table summarizes the purchase price (in thousands except per share data):

Talos common stock	43,799,890
Talos common stock price per share(1)	$19.00
Common stock value	$832,198

Cash consideration	$207,313

Total purchase price	$1,039,511

(1)
Represents the closing price of the Company’s common stock on February 13, 2023, the date of the closing of the EnVen Acquisition.

The Company is still finalizing the fair value analysis related to the oil and natural gas properties acquired and asset retirement obligations assumed. The Company anticipates finalizing the determination of fair values by December 31, 2023.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 13, 2023 (in thousands):

Current assets	$238,293
Property and equipment	1,464,833
Other long-term assets:
Restricted cash	100,753
Notes receivable, net	14,844
Other long-term assets	43,981
Current liabilities:
Current portion of long-term debt	(33,234)
Current portion of asset retirement obligations	(7,079)
Other current liabilities	(131,787)
Long-term liabilities:
Long-term debt	(233,836)
Asset retirement obligations	(251,779)
Deferred tax liabilities	(150,504)
Other long-term liabilities	(14,974)
Allocated purchase price	$1,039,511

The Company incurred approximately $21.6 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.6 million was recognized in the first quarter of 2023 and $9.0 million was recognized for the year ended December 31, 2022 and reflected in general and administrative expense on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $22.6 million in severance expense in connection with the EnVen Acquisition. See Note 7 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income attributable to the EnVen Acquisition for the period from February 13, 2023 to March 31, 2023:

Three Months Ended March 31, 2023
Revenue	$62,059
Net loss	$(6,090)

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three months ended March 31, 2023 and 2022 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined below), (iii) general and administrative expense adjusted for transaction related costs incurred, (iv) other income (expense) to adjust the accretion of the discount on the P&A Notes Receivable and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the three months ended March 31, 2022 were adjusted to include $78.9 million of general and administrative expenses, of which $16.3 million were incurred during the year ended December 31, 2022. Supplemental pro forma earnings for the three months ended March 31, 2023 were adjusted to exclude $62.6 million of general and administrative expenses. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations.

	Three Months Ended March 31,
	2023	2022
Revenue	$374,625	$587,774
Net income (loss)	$118,090	$(177,691)
Basic net income (loss) per common share	$0.93	$(1.41)
Diluted net income (loss) per common share	$0.92	$(1.41)

Note 3 — Property, Plant and Equipment

Proved Properties

During the three months ended March 31, 2023 and 2022, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At March 31, 2023, the Company’s ceiling test computation was based on SEC pricing of $91.75 per Bbl of oil, $6.35 per Mcf of natural gas and $29.42 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2022	$541,661
Obligations assumed	258,858
Obligations incurred	69
Obligations settled	(10,113)
Accretion expense	19,414
Changes in estimate	7,762
Asset retirement obligations at March 31, 2023	$817,651
Less: Current portion at March 31, 2023	45,592
Long-term portion at March 31, 2023	$772,059

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

	Three Months Ended March 31,
	2023	2022
Finance lease cost - interest on lease liabilities	$3,708	$2,059
Operating lease cost, excluding short-term leases(1)	908	568
Short-term lease cost(2)	32,985	5,762
Variable lease cost(3)	363	363
Total lease cost	$37,964	$8,752

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease assets	$18,572	$5,903

Current portion of operating lease liabilities	$3,129	$1,943
Operating lease liabilities	25,981	14,855
Total operating lease liabilities	$29,110	$16,798

Finance leases:
Proved property	$166,261	$166,261

Other current liabilities	$16,642	$16,306
Other long-term liabilities	144,740	149,064
Total finance lease liabilities	$161,382	$165,370

The table below presents the supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash outflow from finance leases	$3,708	$2,059
Operating cash outflow from operating leases	$1,265	$923

Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$12,971	$—

(1)
See EnVen Acquisition in Note 2 — Acquisitions.

Note 5 — Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$590,349	$678,354	$590,132	$674,542
11.75% Senior Secured Second Lien Notes – due April 2026(1)	$266,629	$271,276	$—	$—
Bank Credit Facility – matures March 2027	$153,234	$165,000	$(4,792)	$—

(1)
Assumed in connection with the EnVen Acquisition. See further discussion in Note 6 — Debt.

The carrying value of the senior notes are adjusted for discount, premium and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices.

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

Oil and Natural Gas Derivatives

The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production. The Company is currently utilizing oil and natural gas swaps and costless collars. Swaps are contracts where the Company either receives or pays depending on whether the oil or natural gas floating market price is above or below the contracted fixed price. Costless collars consist of a purchased put option and a sold call option with no net premiums paid to or received from counterparties. Typical collar contracts require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price (“two-way collar”).

In connection with the EnVen Acquisition, the Company assumed oil and natural gas collar contracts that combine a two-way collar with a short put that holds an exercise price below the floor price (“three-way collar”). In these contracts, when the NYMEX average closing price is below the floor price, the Company receives the difference between the NYMEX average closing price and the floor price, capped at the difference between the floor price and the short put price.

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash paid on settled derivative instruments	$(12,323)	$(127,086)
Unrealized gain (loss)(1)	71,260	(154,133)
Price risk management activities income (expense)	$58,937	$(281,219)

(1)
Includes $1.4 million income from the unrealized derivative instruments acquired from the EnVen Acquisition for the three months ended March 31, 2023.

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of March 31, 2023:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
April 2023 – December 2023	NYMEX WTI CMA	16,862	$74.04
January 2024 – December 2024	NYMEX WTI CMA	10,235	$72.72
January 2025 – March 2025	NYMEX WTI CMA	4,000	$67.00
Natural gas:		(MMBtu)	(per MMBtu)
April 2023 – December 2023	NYMEX Henry Hub	26,287	$3.56
January 2024 – December 2024	NYMEX Henry Hub	16,216	$3.46
January 2025 – March 2025	NYMEX Henry Hub	10,000	$4.37

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
April 2023 – December 2023	NYMEX WTI CMA	4,507	$67.97	$88.67
January 2024 – December 2024	NYMEX WTI CMA	1,497	$70.00	$79.32
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
April 2023 – December 2023	NYMEX Henry Hub	10,000	$5.25	$8.46
January 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Three-Way Collar Contracts
Production Period	Settlement Index	Volumes	Short Put Price	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
April 2023 – December 2023	NYMEX WTI CMA	9,200	$51.68	$64.93	$109.05
January 2024 – March 2024	NYMEX WTI CMA	3,200	$57.27	$70.00	$98.01

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$66,612	$—	$66,612
Liabilities:
Oil and natural gas derivatives	—	(40,134)	—	(40,134)
Total net asset	$—	$26,478	$—	$26,478

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$32,883	$—	$32,883
Liabilities:
Oil and natural gas derivatives	—	(76,242)	—	(76,242)
Total net liability	$—	$(43,359)	$—	$(43,359)

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

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$54,553	$35,848	$25,029	$68,370
Non-current	12,059	4,286	7,854	7,872
Total gross amounts presented on balance sheet	66,612	40,134	32,883	76,242
Less: Gross amounts not offset on the balance sheet	35,662	35,662	32,883	32,883
Net amounts	$30,950	$4,472	$—	$43,359

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at March 31, 2023 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at March 31, 2023 would have been $31.0 million.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	March 31, 2023	December 31, 2022
12.00% Second-Priority Senior Secured Notes – due January 2026	$638,541	$638,541
11.75% Senior Secured Second Lien Notes – due April 2026	257,500	—
Bank Credit Facility – matures March 2027(1)	165,000	—
Total debt, before discount, premium and deferred financing cost	1,061,041	638,541
Unamortized discount, premium and deferred financing cost, net	(50,829)	(53,201)
Total debt(2)	1,010,212	585,340
Less: Current portion of long-term debt	33,201	—
Long-term debt	$977,011	$585,340

(1)
As of March 31, 2023, the Company had outstanding borrowings at a weighted average interest rate of 7.94%.
(2)
At March 31, 2023, the Company was in compliance with all debt covenants.

11.75% Senior Secured Second Lien Notes

On February 13, 2023, in conjunction with the closing of the EnVen Acquisition, the Company assumed EnVen’s 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) with a principal amount of $257.5 million. The 11.75% Notes mature on April 15, 2026 and interest accrues and is to be paid semi-annually in cash in arrears on April 15th and October 15th of each year. The indenture governing the 11.75% Notes requires the redemption of $15.0 million of the principal amount outstanding at par value on April 15th and October 15th of each year, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On December 23, 2022, the Company entered into the Incremental Agreement and Ninth Amendment to Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) extends the maturity date of the Bank Credit Facility from November 12, 2024 to March 31, 2027 and includes a springing maturity commencing on the 91st day prior to the earliest stated maturity date of any of the junior lien notes if such junior lien notes have not been refinanced, redeemed or repaid in full, (ii) increases the borrowing base from $1.1 billion to $1.5 billion and (iii) increases commitments from $806.3 million to $965.0 million, in each case went into effect upon the closing of the EnVen Acquisition and the occurrence of certain events related thereto, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

Note 7 — Employee Benefits Plans and Share-Based Compensation

EnVen Acquisition Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets for the three months ended March 31, 2023:

Severance accrual at December 31, 2022	$—
Accrual additions	22,630
Benefit payments	(3,186)
Severance accrual at March 31, 2023	19,444
Less: Current portion at March 31, 2023	17,417
Long-term portion at March 31, 2023	$2,027

The above table includes involuntary termination benefits that are being provided pursuant to a one-time benefit arrangement that is being spread over the future service period through the termination date. Involuntary termination benefits are also being provided pursuant to contractual termination benefits required by the terms of existing employment agreements. Pursuant to the EnVen Merger Agreement, a rabbi trust was established and funded with $14.5 million at closing to pay a portion of future severance benefits associated with the contractual termination benefits. As of March 31, 2023, the rabbi trust held $12.0 million in assets of which $10.2 million and $1.8 million are included in “Other current assets” and “Other assets”, respectively, on the Condensed Consolidated Balance Sheets and both of which are included in the severance accrual at March 31, 2023 listed above. The assets of the rabbi trust are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Severance costs are reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the three months ended March 31, 2023:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	3,215,504	$12.79
Granted	1,078,062	$16.26
Vested	(1,615,488)	$11.99
Forfeited	(24,258)	$16.94
Unvested RSUs at March 31, 2023(1)	2,653,820	$14.65

(1)
As of March 31, 2023, 26,975 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the three months ended March 31, 2023:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	638,601	$23.66
Granted(1)	569,800	$18.97
Unvested PSUs at March 31, 2023	1,208,401	$21.45

(1)
There were 284,900 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute total shareholder return (“TSR”) over a three-year performance period. An additional 284,900 PSUs were granted and are eligible to vest based on continued employment and the Company’s return on the wells included in the 2023 drill program over a three-year performance period.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

Grant
March 5, 2023
Expected term (in years)	2.8
Expected volatility	73.1%
Risk-free interest rate	4.5%
Dividend yield	—%
Fair value (in thousands)	$6,165

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended March 31,
	2023	2022
Share-based compensation costs	$7,191	$5,652
Less: Amounts capitalized to oil and gas properties	3,253	2,334
Total share-based compensation expense	$3,938	$3,318

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $46.5 million for an effective tax rate of -107.4%. The Company’s effective tax rate of -107.4% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of its valuation allowance on its federal deferred tax assets not subject to separate return limitations. The release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. For the three months ended March 31, 2022, the Company recognized an income tax benefit of $0.5 million for an effective tax rate of 0.7%. The Company’s effective tax rate of 0.7% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company maintains a partial valuation allowance against certain federal deferred tax assets in which it is more likely than not such assets will not be realized in a future period. The Company also maintains a full valuation allowance against its federal net deferred tax assets subject to separate return limitations, its state and its foreign net deferred tax assets. A deferred tax liability of $106.1 million and $2.1 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

EnVen Acquisition

On February 13, 2023, the Company completed the EnVen Acquisition, which is further discussed in Note 2 — Acquisitions. The Company recognized a net deferred tax liability of $150.5 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of EnVen’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be made upon filing the tax returns that will result in a change to the net deferred tax impact recorded.

Note 9 — Income (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be antidilutive, diluted earnings per common share includes the impact of RSUs and PSUs.

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$89,860	$(66,441)

Weighted average common shares outstanding — basic	105,634	82,071
Dilutive effect of securities	1,316	—
Weighted average common shares outstanding — diluted	106,950	82,071

Net income (loss) per common share:
Basic	$0.85	$(0.81)
Diluted	$0.84	$(0.81)
Anti-dilutive potentially issuable securities excluded from diluted common shares	983	3,329

Note 10 — Related Party Transactions

Apollo Funds and Riverstone Funds

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which the Company received a private equity capital commitment. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company’s common stock. Riverstone Funds held 9.8% of the Company’s outstanding shares of common stock as of March 31, 2023 based on SEC beneficial ownership reports filed by the Riverstone Funds.

Registration Rights Agreements

Riverstone Funds as well as ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds, are parties to an amended registration rights agreement relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2022 Annual Report.

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2022 Annual Report. Adage and Bain held approximately 5.1% and 12.3%, respectively, of the Company’s outstanding shares of common stock as of March 31, 2023 based on SEC beneficial ownership reports filed by each of Adage and Bain.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three months ended March 31, 2023 and 2022, the Company did not incur any such fees.

Amended and Restated Stockholders’ Agreement

On May 10, 2018, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) by and among the Company and the other parties thereto. On February 24, 2020, the Company and the other parties thereto amended the Stockholders’ Agreement (the “Stockholders’ Agreement Amendment”). On March 29, 2022, the Company and other parties thereto, entered into the Amended and Restated Stockholders’ Agreement, in connection with the termination of the Apollo Funds’ rights thereunder and the resignation of certain members of the Company's Board of Directors (the “Amended and Restated Stockholders’ Agreement”). A discussion of the Stockholders’ Agreement Amendment is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

On February 13, 2023, in connection with the EnVen Acquisition, the Amended and Restated Stockholders’ Agreement was terminated and Mr. Robert M. Tichio resigned from the Company’s Board of Directors.

Riverstone Funds Support Agreement

On February 13, 2023, in connection with the EnVen Acquisition, the Company, EnVen and the Riverstone Funds entered into a support agreement, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three months ended March 31, 2023 and 2022, the Company incurred fees for legal services performed by V&E of approximately $1.7 million and $0.5 million, respectively, of which $2.8 million and $0.6 million were payable at each respective balance sheet date.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.3 million cash contribution for a 50% membership interest in Bayou Bend CCS LLC (“Bayou Bend”). Bayou Bend has a CCS site located offshore Jefferson County, Texas, near Beaumont and Port Arthur, Texas industrial corridor that is in the early stages of development. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A. Inc. (“Chevron”) for upfront cash consideration of $15.0 million. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf, which was fully funded as of March 31, 2023. The Bayou Bend investment was increased with an offsetting gain as the capital carry was funded by Chevron. The Company recognized an $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend during the three months ended March 31, 2023, which is included in “Equity method investment income” on the Condensed Consolidated Statements of Operations.

Effective March 1, 2023, Chevron became the operator of Bayou Bend. The Company had a $0.1 million related party receivable from Bayou Bend as of March 31, 2023. During March 2023, Bayou Bend expanded its storage footprint through the acquisition of onshore acreage in Chambers and Jefferson Counties, Texas located in the Houston Ship Channel, Beaumont and Port Arthur region.

As of March 31, 2023 the Company owns a 25% membership interest in Bayou Bend, which is a variable interest entity and accounted for using the equity method of accounting. The development of the Bayou Bend CCS hub project is currently being financed through equity contributions from its members. The Company’s maximum exposure to loss as result of its involvement with Bayou Bend is the carrying amount of its investment.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico.

As of March 31, 2023, the Company had secured performance bonds from third party sureties totaling $1.4 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of March 31, 2023, the Company had secured letters of credit issued under its Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 6 — Debt for further information on the Bank Credit Facility.

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

The following proceedings represent previous EnVen litigation that was assumed as part of the EnVen Acquisition.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation constituted “Good Reason” under his employment agreement dated as of November 6, 2015 (the “Employment Agreement”), and entitled him to the severance payments and benefits as set forth in his Employment Agreement for a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen had filed a Notice of Appeal in December of 2021. In April 2023, the appellate court affirmed the trial court’s judgment. As of March 31, 2023, the Company has recorded $13.7 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss and the parties are engaged in discovery. The Delaware Chancery Court has scheduled the trial for July 2023. The Company may recognize additional liabilities and expenses in future periods related to this litigation with Mr. Dunwoody.

Decommissioning Obligations

The Company has divested various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers typically assume all abandonment obligations acquired. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws could require the Company to assume such obligations. The Company reflects such costs as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of period	$54,269	$24,336
Additions	—	8,900
Changes in estimate	741	22,658
Settlements	(708)	(1,625)
Balance, end of period	$54,302	$54,269
Less: Current portion	42,334	42,069
Long-term portion	$11,968	$12,200

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

Note 12 — Segment Information

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

Corporate general and administrative expense include certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs that are not directly attributable to each of operating segment. A portion of these expenses are allocated based on the percentage of employees dedicated to each operating segment. The remaining expenses are included in the reconciliation of reportable segment Adjusted EBITDA to consolidated pre-tax net income (loss) as an unallocated corporate general and administrative expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the table below.

The following table presents selected segment information for the periods indicated (in thousands):

	E&P	All Other(1)	Total
Revenues from External Customers:
Three Months Ended March 31, 2023	$322,582	$—	$322,582
Three Months Ended March 31, 2022	413,566	—	413,566
Equity in the Net Income of Investees Accounted for by the Equity Method:
Three Months Ended March 31, 2023	$132	$(1,277)	$(1,145)
Three Months Ended March 31, 2022	142	—	142
Adjusted EBITDA:
Three Months Ended March 31, 2023	$210,483	$(6,157)	$204,326
Three Months Ended March 31, 2022	212,082	(2,531)	209,551
Segment Expenditures:
Three Months Ended March 31, 2023	$190,024	$21,189	$211,213
Three Months Ended March 31, 2022	80,845	3,861	84,706

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

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA:
Total for reportable segments	$210,483	$212,082
All other	(6,157)	(2,531)
Unallocated corporate general and administrative expense	(1,263)	(1,338)
Interest expense	(37,581)	(31,490)
Depreciation, depletion and amortization	(147,323)	(98,340)
Accretion expense	(19,414)	(14,377)
Transaction and other income (expenses)(1)	(22,009)	26,861
Decommissioning obligations(2)	(741)	(329)
Derivative fair value gain (loss)(3)	58,937	(281,219)
Net cash paid on settled derivative instruments (3)	12,323	127,086
Non-cash equity-based compensation expense	(3,938)	(3,318)
Income (loss) before income taxes	$43,317	$(66,913)

(1)
For the three months ended March 31, 2023, transaction expenses includes $35.2 million in costs related to the EnVen Acquisition, inclusive of $22.6 million in severance expense. See further discussion in Note 2 — Acquisitions and Note 7 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three months ended March 31, 2023, it includes a $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend by Chevron that is further discussed in Note 10 — Related Party Transactions. For the three months ended March 31, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Note 11 — Commitments and Contingencies.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Note 11 — Commitments and Contingencies for additional information on decommissioning obligations.
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

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Three Months Ended March 31,
	2023	2022
Segment Expenditures:
Total reportable segments	$190,024	$80,845
All other	21,189	3,861
Change in capital expenditures included in accounts payable and accrued liabilities	(55,969)	(7,555)
Plugging & abandonment	(10,113)	(20,023)
Decommissioning obligations settled	(708)	—
Investment in CCS intangibles and equity method investees	(21,189)	(3,861)
Non-cash well equipment inventory transfers	(19,402)	97
Other	130	614
Exploration, development and other capital expenditures	$103,962	$53,978

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our” or the “Company” are to Talos Energy Inc. and its wholly-owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1. “Condensed Consolidated Financial Statements” of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2022 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

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

We have two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is our only reportable segment. See additional information in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 12 — Segment Information”.

Significant Developments

Below is a cumulative list of significant developments that have occurred since the filing of our 2022 Annual Report.

Common Stock Repurchase Program — On March 20, 2023, we announced that the Board of Directors approved a $100.0 million common stock repurchase program. As of March 31, 2023, we have repurchased 1.9 million shares for a total of $26.6 million resulting in $73.4 million remaining under the authorized program. All repurchased shares are held in treasury. See the subsection entitled “— Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information.

Zama Update — In March 2023, the Zama Unit Development Plan was submitted to Mexico’s National Commission of Hydrocarbons for formal approval by Petróleos Mexicanos (“PEMEX”). Additionally, an Integrated Project Team (“IPT”) comprised of individuals from all four Zama Unit Holders has been established to manage the development and operation of Zama going forward. The IPT is designed to provide technical, operational and execution expertise, leveraging the talents from each of the Zama Unit Holders. The IPT will report to the Zama Unit Operating Committee, which includes representatives from each of the companies. We will co-lead the planning, drilling, construction, and completion of all Zama wells and co-lead the planning, execution, and delivery of Zama’s offshore infrastructure. Additionally, we will co-lead the project management office.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

EnVen Acquisition — On February 13, 2023, we acquired EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition”). See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for more information.

Eugene Island Pipeline System — During the first quarter of 2022, we experienced approximately 40 days of unplanned third-party downtime due to maintenance of the Eugene Island Pipeline System, which carries our production from the Phoenix Field and Green Canyon 18 Field. For the three months ended March 31, 2022, we estimate the shut-in resulted in deferred production of approximately 4.7 MBoepd based on production rates prior to the shut-in.

Known Trends and Uncertainties

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report for a detailed discussion of known trends and uncertainties. The following carries forward or provides an update to known trends and uncertainties discussed in our 2022 Annual Report.

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production.

During the period January 1, 2023 through March 31, 2023, the daily spot prices for NYMEX WTI crude oil ranged from a high of $81.62 per Bbl to a low of $66.61 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.78 per MMBtu to a low of $1.93 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of March 31, 2023.

The U.S. Energy Information Administration (“EIA”) published its latest Short-Term Energy Outlook on April 11, 2023. The EIA expects the Henry Hub spot price will average $2.65 per MMBtu in the second quarter of 2023 as inventories begin to rise. Lower-than-average withdrawals of natural gas from storage in the first quarter of 2023 resulted in natural gas inventories rising above the five-year average and contributed to falling natural gas prices. The EIA expects natural gas prices to average less than $3.00 per MMBtu for 2023, a more than 50% decrease from last year, slightly more than $3.00 per MMBtu in third quarter of 2023 and $3.71 per MMBtu in 2024. The EIA also expects the NYMEX WTI spot price will average $79.24 per Bbl in 2023 and $75.21 per Bbl in 2024. On April 3, 2023, OPEC Plus announced plans to cut crude oil production by 1.2 million barrels per day through the end of 2023. The EIA expects the global oil markets will be in relative balance over the coming year. Most of the uncertainty in EIA’s oil price forecast comes from less-than-forecast economic and oil demand growth. Increasing risk in the U.S. and global banking sectors increases uncertainty about macroeconomic conditions and their potential effects on oil demand growth, which has the potential to result in lower oil prices.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices. In addition, the U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve (the “Fed”) and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business. The Fed raised rates again on March 22, 2023, by a quarter of a percentage point to 4.75%-5.00%. On May 3, 2023, the Fed raised rates by another quarter of a percentage point to 5.00%-5.25%. The Fed wants inflation to return to its 2% goal over time, and even though inflation is declining, it is still high in absolute terms. Recent events in the banking system, as discussed below, are likely to result in tighter credit conditions, and future interest rate hikes remain uncertain.

Volatility in Global Banking — Additionally, during the quarter ended March 31, 2023, Silicon Valley Bank (“SVB”) and Signature Bank were placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), indicating potential instability within the financial sector. Most recently, on May 1, 2023, First Republic Bank (“First Republic”) was placed into receivership with the FDIC and the FDIC sold First Republic’s deposits and most of its assets to JPMorgan Chase Bank, N.A. Although we are not party to any transactions with SVB, Signature Bank, First Republic or any other financial institution currently in receivership, continued instability could impact our financial counterparties.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three months ended March 31, 2023 and 2022, we did not recognize an impairment based on the ceiling test computations. At March 31, 2023 our ceiling test computation was based on SEC pricing of $91.75 per Bbl of oil, $6.35 per Mcf of natural gas and $29.42 per Bbl of NGLs.

There is a significant degree of uncertainty with the assumptions used to estimate the present value of future net cash flows from estimated production of proved oil and gas reserves due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors” included in our 2022 Annual Report. The discounted present value of our proved reserves is a major component of the Ceiling calculation. Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated future discounted net cash flows related to our proved oil and natural gas properties.

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The Unit Development Plan for the Zama Field, which sets out the terms on which the reservoir will be jointly developed, was submitted to the National Hydrocarbon Commission on March 23, 2023 and they have approximately 120 days to respond. The approval of the Unit Development Plan could adversely affect the value of the Mexico oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties.

Planned Downtime — We are vulnerable to downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the Helix Producer I (the “HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field. During the third quarter of 2022, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-September, resulting in a total shut-in period of 41 days.

BOEM Bonding Requirements — In 2016, the BOEM issued the 2016 Notice to Lessees and Operators (“NTL”), which bolstered supplemental bonding requirements. The NTL was not fully implemented as the BOEM under the Trump Administration first paused, and then in 2020 rescinded, this NTL, and, in October 2020, pursued a proposed rule published jointly with the BSEE that sought to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees (record title owners), sublessees (operating rights owners) and rights of use and easement (“RUE”) and rights of way (“ROW”) grant holders conducting operations on the federal outer continental shelf (“OCS”). The Department of the Interior (the “DOI”) under the Biden Administration elected to separate the BOEM and BSEE portions of the supplemental bonding requirements. In April 2023, BSEE published its Final Rule entitled, “Risk Management, Financial Assurance, and Loss Prevention – Decommissioning Activities and Obligations”, wherein BSEE clarified decommissioning responsibilities for RUE grant holders and formalized BSEE’s policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal in the October 2020 proposed rule to amend BSEE’s regulations requiring the agency to proceed in reverse chronological order against predecessor lessees, owners of operating rights and grant holders when requiring such entities to perform their accrued decommissioning obligations upon failure to perform by current lessees, owners, or holders. Under the final rule, BSEE may issue an order to predecessors to perform accrued decommissioning obligations, including beginning maintenance and monitoring within thirty (30) days, designating an operator for decommissioning within ninety (90) days, and submitting a decommissioning plan within one hundred fifty (150) days. BOEM has not yet published its proposed rule that will replace its portion of the October 2020 proposed rule.

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

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261 included in the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding the two Gulf of Mexico lease sales. President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law on August 16, 2022. The IRA 2022 reinstates Lease Sale 257 held in November 2021, and requires the DOI to both accept all valid high bids received in Lease Sale 257 and issue leases to the high bidders. We were one of the most active bidders in Lease Sale 257 and we were the high bidder on 10 blocks and awarded leases on 9 blocks. In January 2023, BOEM released its final environmental impact statement for Lease Sales 259 and 261 and, in March 2023, announced the results of Lease Sale 259, in which we were the high bidder on four offshore blocks. The DOI must hold Lease Sale 261 by September 30, 2023.

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

When the 2023-2028 national program will be approved and implemented remains uncertain. Congress may influence the Biden Administration’s development and implementation of the 2023-2028 five-year national program by submitting public comments during formal comment periods, by evaluating programs in committee oversight hearings, and, more directly, by enacting legislation with program requirements. It is possible that the program could be delayed if opponents of offshore oil and gas production initiate lawsuits challenging BOEM’s actions.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Oil	$292,694	$353,886	$(61,192)
Natural gas	20,183	42,981	(22,798)
NGL	9,705	16,699	(6,994)
Total revenues	$322,582	$413,566	$(90,984)

Total Production Volumes:
Oil (MBbls)	4,106	3,788	318
Natural gas (MMcf)	7,127	8,649	(1,522)
NGL (MBbls)	429	457	(28)
Total production volume (MBoe)	5,723	5,687	36

Daily Production Volumes by Product:
Oil (MBblpd)	45.6	42.1	3.5
Natural gas (MMcfpd)	79.2	96.1	(16.9)
NGL (MBblpd)	4.8	5.1	(0.3)
Total production volume (MBoepd)	63.6	63.2	0.4

Average Sale Price Per Unit:
Oil (per Bbl)	$71.28	$93.42	$(22.14)
Natural gas (per Mcf)	$2.83	$4.97	$(2.14)
NGL (per Bbl)	$22.62	$36.54	$(13.92)
Price per Boe	$56.37	$72.72	$(16.35)
Price per Boe (including realized commodity derivatives)	$54.21	$50.37	$3.84

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended March 31, 2023 vs 2022
	Price	Volume	Total
Revenues:
Oil	$(90,900)	$29,708	$(61,192)
Natural gas	(15,234)	(7,564)	(22,798)
NGL	(5,971)	(1,023)	(6,994)
Total revenues	$(112,105)	$21,121	$(90,984)

Three Months Ended March 31, 2023 and 2022 Volumetric Analysis — Production volumes increased by 0.4 MBoepd to 63.6 MBoepd. The increase was primarily due to 11.4 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. Additionally, production volumes increased 4.7 MBoepd in deferred production from the Eugene Island Pipeline System shut-in during 2022 primarily impacting HP-I and Green Canyon 18 Field. The increase was partially offset by a decrease of 15.3 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2023	2022
Lease operating expenses	$81,362	$59,814
Lease operating expenses per Boe	$14.22	$10.52

Three Months Ended March 31, 2023 and 2022 — Lease operating expense for the three months ended March 31, 2023 increased by approximately $21.5 million, or 36%. This increase was primarily related to lease operating expenses of $8.8 million incurred in connection with assets acquired from the EnVen Acquisition. Additionally, there was a $4.6 million decrease in production handling fees related to reimbursements for costs from certain third parties. Facility and workover expense related to repairs and maintenance at the Ram Powell Field and Ship Shoal area increased $3.1 million when compared to the same period in 2022.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2023	2022
Depreciation, depletion and amortization	$147,323	$98,340
Depreciation, depletion and amortization per Boe	$25.74	$17.29

Three Months Ended March 31, 2023 and 2022 — Depreciation, depletion and amortization expense for the three months ended March 31, 2023 increased by approximately $49.0 million, or 50%. This was due to an increase of $8.40 per Boe, or 49%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the EnVen Acquisition, which is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” and the extension of the HP-I lease during the fourth quarter of 2022, which a discussion is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2023	2022
Upstream Segment	$58,355	$18,336
CCS Segment	3,329	2,535
Unallocated corporate	1,503	1,657
Total general and administrative expense	$63,187	$22,528

Upstream general and administrative expense per Boe	$10.20	$3.22

Three Months Ended March 31, 2023 and 2022 — General and administrative expense for the three months ended March 31, 2023 increased by approximately $40.7 million, or 180%. This increase was primarily related to the Upstream Segment transaction costs for the EnVen Acquisition of $35.2 million or $6.15 per Boe. General and administrative expense includes non-cash equity-based compensation of $3.9 million during the three months ended March 31, 2023, which is an increase of $0.6 million.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended March 31,
	2023	2022
Accretion expense	$19,414	$14,377
Other operating expense	$2,838	$136
Interest expense	$37,581	$31,490
Price risk management activities (income) expense	$(58,937)	$281,219
Equity method investment income	$(7,443)	$(142)
Other income	$(6,666)	$(28,134)
Income tax benefit	$(46,543)	$(472)

Three Months Ended March 31, 2023 and 2022 —

Interest Expense — During the three months ended March 31, 2023, we recorded $37.6 million of interest expense compared to $31.5 million during the three months ended March 31, 2022. The change is primarily the result of the increase in interest associated with the 11.75% Notes (as defined below under “ — Liquidity and Capital Resources — Overview of Debt Instruments”) assumed as part of the EnVen Acquisition.

Price Risk Management Activities — The income of $58.9 million for the three months ended March 31, 2023 consists of $71.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $12.4 million in cash settlement losses. The expense of $281.2 million for the three months ended March 31, 2022 consists of $154.1 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $127.1 million in cash settlement losses.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through March 2025, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 5 — Financial Instruments.”

Equity Method Investment Income — During the three months ended March 31, 2023, we recorded equity losses of $1.1 million offset by an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Related Party Transactions” for additional information.

Other (Income) Expense — During the three months ended March 31, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 11 — Commitments and Contingencies.”

Income Tax (Benefit) Expense — During the three months ended March 31, 2023, we recorded $46.5 million of income tax benefit compared to $0.5 million of income tax benefit during the three months ended March 31, 2022. The income tax benefit is primarily due to a non-cash tax benefit of $54.9 million related to the partial release of the valuation allowance on our federal deferred tax assets not subject to separate return limitations. The partial release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. See additional information on the valuation allowance as described in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 8 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$89,860	$(66,441)
Interest expense	37,581	31,490
Income tax benefit	(46,543)	(472)
Depreciation, depletion and amortization	147,323	98,340
Accretion expense	19,414	14,377
EBITDA	247,635	77,294
Transaction and other (income) expenses(1)	22,009	(26,861)
Decommissioning obligations(2)	741	329
Derivative fair value (gain) loss(3)	(58,937)	281,219
Net cash paid on settled derivative instruments(3)	(12,323)	(127,086)
Non-cash equity-based compensation expense	3,938	3,318
Adjusted EBITDA	$203,063	$208,213

(1)
For the three months ended March 31, 2023, transaction expenses includes $35.2 million in costs related to the EnVen Acquisition, inclusive of $22.6 million in severance expense. See further discussion in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions and Note 7 — Employee Benefits Plans and Share-Based Compensation”. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three months ended March 31, 2023, it includes a $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 10 — Related Party Transactions”. For the three months ended March 31, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Condensed Consolidated Financial Statements — Note 11 — Commitments and Contingencies”.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 11 — Commitments and Contingencies”.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service and for general corporate purposes. Our working capital deficit has increased since December 31, 2022 primarily due to an increase in the current portion of long-term debt of $33.2 million related to the 11.75% Notes assumed as part of the EnVen Acquisition. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt.” As of March 31, 2023, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $805.4 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the three months ended March 31, 2023 (in thousands):

U.S. drilling & completions	$112,330
Mexico appraisal & exploration	96
Asset management(1)	44,944
Seismic and G&G, land, capitalized G&A and other	21,833
Total Upstream capital expenditures	179,203
Plugging & abandonment	10,113
Decommissioning obligations settled(2)	708
Total Upstream	190,024
Investment in CCS	21,189
Total	$211,213

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

Common Stock Repurchase Program — The Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. As of March 31, 2023, we have repurchased 1.9 million shares for a total of $26.6 million, resulting in $73.4 million remaining under the authorized program. All repurchased shares are held in treasury.

Repurchases may be made from time to time in the open market, in privately negotiated transactions, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

The IRA 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the excise tax applies to our share repurchase program. The excise tax payment is non-deductible for income tax purposes. Subject to certain exceptions and adjustments, the excise tax equals 1% of the fair market value of the stock repurchased by a corporation during the applicable tax year. The repurchase amount subject to the excise tax is generally reduced by the fair market value of any stock issued by a corporation during a taxable year, including the fair market value of any stock issued or provided to employees of a corporation or employees of certain of its subsidiaries. The Biden Administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change can take effect.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$62,857	$113,610
Investing activities	$(106,976)	$(59,382)
Financing activities	$117,116	$(45,732)

Operating Activities — Net cash provided by operating activities decreased $50.8 million in the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily attributable to a decrease in revenues net of the change in lease operating expense of $112.5 million and a $27.5 million legal settlement to resolve previously pending litigation that was filed in October 2017 received in the three months ended March 31, 2022. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 11 — Commitments and Contingencies” for additional information. This was offset by a decrease in cash payments on derivative instruments of $114.8 million.

Investing Activities — Net cash used in investing activities increased $47.6 million in the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in capital expenditures of $50.0 million and contributions to equity method investees of $10.6 million. This increase was offset by proceeds from the EnVen Acquisition of $17.6 million. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 2 — Acquisitions” for additional information.

Financing Activities —Cash flow from financing activities increased $162.8 million in the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in net borrowings and repayments from the Bank Credit Facility of $200.0 million and $25.2 million from repurchases of our common stock through our share repurchase program. See the subsection entitled “— Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information.

Overview of Debt Instruments

Bank Credit Facility — matures March 2027 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt” for more information.

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

11.75% Senior Secured Second Lien Notes — due April 2026 — On February 13, 2023, in conjunction with the closing of the EnVen Acquisition, we assumed EnVen’s 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) with a principal amount outstanding of $257.5 million. The 11.75% Notes will mature on April 15, 2026 and interest accrues and is to be paid semi-annually in cash in arrears on April 15th and October 15th of each year. The indenture governing the 11.75% Notes requires the redemption of $15.0 million of the principal amount outstanding at par value on April 15th and October 15th of each year. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt” for more information.

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

The following table presents the balance sheet information for the respective periods (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$389,889	$344,525
Non-current assets	4,236,733	2,571,254
Total assets	$4,626,622	$2,915,779

Current liabilities	$666,215	$599,669
Non-current liabilities	2,063,722	1,285,992
Talos Energy Inc. stockholdersʼ equity	1,896,685	1,030,118
Total liabilities and stockholdersʼ equity	$4,626,622	$2,915,779

The following table presents the statement of operations information (in thousands):

Three Months Ended March 31, 2023
Revenues	$322,582
Costs and expenses	(239,638)
Net income	$82,944

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following table and discussion summarize our material cash requirements from known contractual obligations as of March 31, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total(5)
Long-term financing obligations:
Debt principal	$30,000	$30,000	$30,000	$806,041	$165,000	$—	$1,061,041
Debt interest	69,999	116,038	112,718	60,817	4,339	—	363,911
Vessel commitments(1)	41,578	—	—	—	—	—	41,578
Derivative liabilities	29,530	10,604	—	—	—	—	40,134
Operating lease obligations	4,459	5,796	5,783	5,891	5,817	12,653	40,399
Finance lease(2)	34,805	19,336	—	—	—	—	54,141
Purchase obligations(3)	35,838	—	—	—	—	—	35,838
Other commitments(4)	327	2,468	2,468	2,141	—	—	7,404
Total contractual obligations(5)	$246,536	$184,242	$150,969	$874,890	$175,156	$12,653	$1,644,446

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
(4)
Includes commitment to lease acreage and renewals associated with our CCS Segment.
(5)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $817.7 million as of March 31, 2023. For additional information regarding these liabilities, please see Part I, Item 1. “Condensed Consolidated Financial Statements — Note 3 — Property, Plant and Equipment”. Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Condensed Consolidated Financial Statements — Note 11 — Commitment and Contingencies”.

Performance Obligations — As of March 31, 2023, we had secured performance bonds totaling $1.4 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico from third party sureties. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments.

See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Condensed Consolidated Financial Statements — Note 6 — Debt” for further information on the Bank Credit Facility.

Critical Accounting Policies and Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting policies, which are summarized in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2022 Annual Report.

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

There was no recently issued accounting standards material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Annual Report. There have been no material changes from the disclosures presented in our 2022 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Internal Control over Financial Reporting

On February 13, 2023, we completed the EnVen Acquisition. Other than integrating the acquired operations of EnVen into our overall internal control over financial reporting and related processes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following proceedings represent previous EnVen litigation that was assumed as part of the EnVen Acquisition.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation constituted “Good Reason” under his employment agreement dated as of November 6, 2015 (the “Employment Agreement”), and entitled him to the severance payments and benefits as set forth in his Employment Agreement for a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen had filed a Notice of Appeal in December of 2021. In April 2023, the appellate court affirmed the trial court’s judgment. As of March 31, 2023, the Company has recorded $13.7 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss and the parties are engaged in discovery. The Delaware Chancery Court has scheduled the trial for July 2023. The Company may recognize additional liabilities and expenses in future periods related to this litigation with Mr. Dunwoody.

There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2022 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2022 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2022 Annual Report or our other SEC filings, except as included herein.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation (“DFPI”), which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC sold First Republic’s deposits and most of its assets to JPMorgan Chase Bank, N.A. On March 10, 2023, SVB was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Fed and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to funding sources and other credit arrangements could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our share repurchase of shares of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program (in thousands)
March 1, 2023 - March 31, 2023	1,900,000	$14.01	1,900,000	$73,382
Total	1,900,000	$14.01	1,900,000

(1)
The Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

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

4.6

Registration Rights Agreement, dated September 21, 2022, by and among Talos Energy Inc. and the Persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2022).

4.7

Second Supplemental Indenture, dated as of October 27, 2022, among Talos Production Inc., the Guarantors named therein and Wilmington Trust National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 28, 2022).

4.8

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

4.9

Second Supplemental Indenture, dated as of February 13, 2023, among Talos Production Inc., each of the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

4.10

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

10.2

Letter Agreement, dated February 13, 2023, by and between Talos Energy Inc., Riverstone Talos Energy EquityCo LLC, Riverstone Talos Energy DebtCo LLC, ILX Holdings II, LLC and Riverstone V Castex 2014 Holdings, L.P. (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

10.3†	Indemnification Agreement (Shandell Szabo) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

10.4†	Indemnification Agreement (Richard Sherrill) (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

10.5*†	Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors).

22.1

List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Talos Energy Inc.'s Form 10-K (File No. 001-38497) filed with the SEC on March 1, 2023).

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

Talos Energy Inc.

Date:	May 8, 2023	By:	/s/ Shannon E. Young III
Shannon E. Young III
Executive Vice President and Chief Financial Officer