Form 10-Q
period 2023-06-30
TALOS ENERGY INC.
filed 2023-08-09
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 124,055,965 shares of common stock, $0.01 par value per share, outstanding.

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

CCS — Carbon capture and sequestration.

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

•
business strategy;
•
reserves and prospective storage resources;
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
future drilling and CCS plans;
•
availability of pipeline connections on economic terms;
•
competition, government regulations and political developments;
•
our ability to obtain permits and governmental approvals;
•
pending legal, governmental or environmental matters;
•
our marketing of oil, natural gas and NGLs;
•
our integration of EnVen Energy Corporation and future performance of the combined company;
•
future leasehold or business acquisitions on desired terms;
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
•
the success of our CCS opportunities, including as a result of the associated permitting process, our access to capital to finance such opportunities, the timing and amount of revenues therefrom and potential future customers;
•
the uncertainty inherent in estimating subsurface storage resources in our CCS projects;
•
our ongoing strategy with respect to our Zama asset;
•
uncertainty regarding our future operating results and our future revenues and expenses;

•
impact of new accounting pronouncements on earnings in future periods; and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas and on the operations of our business; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”), such as Saudi Arabia and Russia, to set and maintain oil production levels; the impact of any such actions; the lack of a resolution to the war in Ukraine and its impact on certain commodity markets; continued impact of the coronavirus disease 2019 (“COVID-19”), including any new strains or variants, and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes and winter storms; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and Part II, Item IA. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, each as filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,525	$44,145
Accounts receivable:
Trade, net	157,329	150,598
Joint interest, net	86,615	54,697
Other, net	30,233	6,684
Assets from price risk management activities	45,522	25,029
Prepaid assets	85,697	84,759
Other current assets	17,251	1,917
Total current assets	440,172	367,829
Property and equipment:
Proved properties	7,526,625	5,964,340
Unproved properties, not subject to amortization	401,710	154,783
Other property and equipment	32,088	30,691
Total property and equipment	7,960,423	6,149,814
Accumulated depreciation, depletion and amortization	(3,822,916)	(3,506,539)
Total property and equipment, net	4,137,507	2,643,275
Other long-term assets:
Restricted cash	100,973	—
Assets from price risk management activities	8,655	7,854
Equity method investments	22,436	1,745
Other well equipment inventory	44,645	25,541
Notes receivable, net	15,413	—
Operating lease assets	18,104	5,903
Other assets	17,508	6,479
Total assets	$4,805,413	$3,058,626
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$184,177	$128,174
Accrued liabilities	220,417	219,769
Accrued royalties	51,248	52,215
Current portion of long-term debt	33,156	—
Current portion of asset retirement obligations	57,551	39,888
Liabilities from price risk management activities	8,247	68,370
Accrued interest payable	42,351	36,340
Current portion of operating lease liabilities	3,136	1,943
Other current liabilities	91,599	60,359
Total current liabilities	691,882	607,058
Long-term liabilities:
Long-term debt	1,000,109	585,340
Asset retirement obligations	741,501	501,773
Liabilities from price risk management activities	1,417	7,872
Operating lease liabilities	25,173	14,855
Other long-term liabilities	283,443	176,152
Total liabilities	2,743,525	1,893,050
Commitments and contingencies (Note 11)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 127,455,965 and 82,570,328 shares issued as of June 30, 2023 and December 31, 2022, respectively	1,275	826
Additional paid-in capital	2,539,629	1,699,799
Accumulated deficit	(431,512)	(535,049)
Treasury stock, at cost; 3,400,000 and zero shares as of June 30, 2023 and December 31, 2022, respectively	(47,504)	—
Total stockholdersʼ equity	2,061,888	1,165,576
Total liabilities and stockholdersʼ equity	$4,805,413	$3,058,626

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil	$342,983	$429,329	$635,677	$783,215
Natural gas	16,329	70,406	36,512	113,387
NGL	7,898	19,350	17,603	36,049
Total revenues	367,210	519,085	689,792	932,651
Operating expenses:
Lease operating expense	101,165	87,582	182,527	147,396
Production taxes	607	864	1,213	1,715
Depreciation, depletion and amortization	169,794	104,511	317,117	202,851
Accretion expense	22,760	14,844	42,174	29,221
General and administrative expense	33,182	22,925	96,369	45,453
Other operating (income) expense	(723)	12,372	2,115	12,508
Total operating expenses	326,785	243,098	641,515	439,144
Operating income	40,425	275,987	48,277	493,507
Interest expense	(45,632)	(30,776)	(83,213)	(62,266)
Price risk management activities income (expense)	26,197	(64,094)	85,134	(345,313)
Equity method investment income (expense)	(2,012)	13,466	5,431	13,608
Other income	1,591	3,165	8,257	31,299
Net income before income taxes	20,569	197,748	63,886	130,835
Income tax benefit (expense)	(6,892)	(2,607)	39,651	(2,135)
Net income	$13,677	$195,141	$103,537	$128,700

Net income per common share:
Basic	$0.11	$2.36	$0.90	$1.56
Diluted	$0.11	$2.33	$0.89	$1.55
Weighted average common shares outstanding:
Basic	125,436	82,566	115,590	82,320
Diluted	125,667	83,665	116,363	83,247

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2022	82,535,186	$825	$1,677,705	$(983,405)	—	$—	$695,125
Equity-based compensation	—	—	7,244	—	—	—	7,244
Equity-based compensation stock issuances	6,159	—	—	—	—	—	—
Net income	—	—	—	195,141	—	—	195,141
Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	—	$—	$897,510

Balance at March 31, 2023	127,455,965	$1,275	$2,531,402	$(445,189)	1,900,000	$(26,647)	$2,060,841
Equity-based compensation	—	—	8,227	—	—	—	8,227
Purchase of treasury stock	—	—	—	—	1,500,000	(20,857)	(20,857)
Net income	—	—	—	13,677	—	—	13,677
Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	—	—	$760,653
Equity-based compensation	—	—	12,633	—	—	—	12,633
Equity-based compensation tax withholdings	—	—	(4,476)	—	—	—	(4,476)
Equity-based compensation stock issuances	659,868	6	(6)	—	—	—	—
Net income	—	—	—	128,700	—	—	128,700
Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	$—	$—	$897,510

Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	—	$1,165,576
Equity-based compensation	—	—	15,459	—	—	—	15,459
Equity-based compensation tax withholdings	—	—	(7,378)	—	—	—	(7,378)
Equity-based compensation stock issuances	1,085,747	11	(11)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	832,198
Purchase of treasury stock	—	—	—	—	3,400,000	(47,504)	(47,504)
Net income	—	—	—	103,537	—	—	103,537
Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$103,537	$128,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	359,291	232,072
Amortization of deferred financing costs and original issue discount	7,629	6,952
Equity-based compensation expense	8,687	7,367
Price risk management activities expense (income)	(85,134)	345,313
Net cash paid on settled derivative instruments	(4,161)	(287,321)
Equity method investment income	(5,431)	(13,608)
Settlement of asset retirement obligations	(47,683)	(39,768)
Loss on sale of assets	—	390
Changes in operating assets and liabilities:
Accounts receivable	35,127	(57,394)
Other current assets	(23,790)	(31,435)
Accounts payable	(3,890)	23,360
Other current liabilities	(22,975)	33,284
Other non-current assets and liabilities, net	(44,124)	6,453
Net cash provided by operating activities	277,083	354,365
Cash flows from investing activities:
Exploration, development and other capital expenditures	(298,658)	(128,082)
Proceeds from (cash paid for) acquisitions, net of cash acquired	17,617	(3,500)
Proceeds from (cash paid for) sale of property and equipment, net	(8,488)	1,597
Contributions to equity method investees	(15,260)	(2,250)
Proceeds from sale of equity method investments	—	15,000
Investment in intangible assets	(7,796)	—
Net cash used in investing activities	(312,585)	(117,235)
Cash flows from financing activities:
Redemption of senior notes	(15,000)	(6,060)
Proceeds from Bank Credit Facility	505,000	35,000
Repayment of Bank Credit Facility	(305,000)	(210,000)
Deferred financing costs	(11,775)	(129)
Other deferred payments	(462)	—
Payments of finance lease	(8,026)	(12,836)
Purchase of treasury stock	(47,504)	—
Employee stock awards tax withholdings	(7,378)	(4,476)
Net cash provided by (used in) financing activities	109,855	(198,501)

Net increase in cash, cash equivalents and restricted cash	74,353	38,629
Cash, cash equivalents and restricted cash:
Balance, beginning of period	44,145	69,852
Balance, end of period	$118,498	$108,481

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$113,319	$47,354
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$63,492	$47,570

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) and offshore Mexico both through oil and gas exploration and production (“Upstream”) and the development of CCS opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, the Company also utilizes its expertise to explore opportunities to reduce industrial emissions through the Company’s CCS initiatives along the coast of the U.S. Gulf of Mexico.

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

Restricted Cash — The Company acquired funds held in escrow to be used for future plugging and abandonment (“P&A”) obligations assumed through the EnVen Acquisition (as defined in Note 2 — Acquisitions and Divestitures). These escrow accounts required deposits of approximately $100.0 million, which was fully funded by EnVen (as defined in Note 2 — Acquisitions and Divestitures) prior to the consummation of the acquisition. This is reflected as “Restricted cash” within “Other long-term assets” on the Condensed Consolidated Balance Sheets.

Notes Receivable, net — The Company holds two notes receivable with an aggregate face value of $66.2 million which consist of commitments from the sellers of oil and natural gas properties, acquired by the Company as part of the EnVen Acquisition, related to the costs associated with its performance of the assumed P&A obligations (the “P&A Notes Receivable”). The P&A Notes Receivable are being accreted to their principal amounts and are presented as such, net of the related cumulative estimated credit losses, on the accompanying Condensed Consolidated Balance Sheets. The Company estimates the current expected credit losses related to its P&A Notes Receivable using the probability of default method based on the long-term credit ratings of the counterparties of the notes, which are currently considered “investment grade.”

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$17,525	$44,145
Restricted cash included in Other long-term assets	100,973	—
Total cash, cash equivalent and restricted cash	$118,498	$44,145

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the Consolidated Balance Sheets at their fair values as of the acquisition date.

EnVen Acquisition — On September 21, 2022, the Company executed a merger agreement to acquire EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition,” and such agreement, the “EnVen Merger Agreement”). On February 13, 2023, the Company completed the EnVen Acquisition for consideration consisting of (i) $207.3 million in cash, (ii) 43.8 million shares of the Company’s common stock valued at $832.2 million and (iii) effective settlement of an accounts receivable balance of $8.4 million. No gain or loss was recognized on settlement as the payable was effectively settled at the recorded amount. The cash payment was partially funded with borrowings under the Bank Credit Facility.

The following table summarizes the purchase price (in thousands except share and per share data):

Talos common stock	43,799,890
Talos common stock price per share(1)	$19.00
Common stock value	$832,198

Cash consideration	$207,313
Settlement of preexisting relationship	$8,388

Total purchase price	$1,047,899

(1)
Represents the closing price of the Company’s common stock on February 13, 2023, the date of the closing of the EnVen Acquisition.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 13, 2023 (in thousands):

Current assets	$238,293
Property and equipment	1,455,358
Other long-term assets:
Restricted cash	100,753
Notes receivable, net	14,844
Other long-term assets	53,457
Current liabilities:
Current portion of long-term debt	(33,234)
Current portion of asset retirement obligations	(7,079)
Other current liabilities	(123,399)
Long-term liabilities:
Long-term debt	(233,836)
Asset retirement obligations	(251,779)
Deferred tax liabilities	(150,504)
Other long-term liabilities	(14,975)
Allocated purchase price	$1,047,899

The fair values determined for accounts receivable, accounts payable and other current assets and most current liabilities were equivalent to the carrying value due to their short-term nature. Assumed debt was valued based on observable market prices.

The fair value of proved oil and natural gas properties as of the acquisition date is based on estimated proved oil, natural gas and NGL reserves and related discounted future net cash flows incorporating market participant assumptions. Significant inputs to the valuation include estimates of future production volumes, future operating and development costs, future commodity prices, and a weighted average cost of capital discount rate. When estimating the fair value of proved and unproved properties, additional risk adjustments were applied to proved developed non-producing, proved undeveloped, probable and possible reserves to reflect the relative uncertainty of each reserve class. These inputs are classified as Level 3 unobservable inputs, including the underlying commodity price assumptions which are based on the five-year NYMEX forward strip prices, escalated for inflation thereafter, and adjusted for price differentials.

The fair value of asset retirement obligations is determined by calculating the present value of estimated future cash flows related to the liabilities. The Company utilizes several assumptions, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate.

The Company is still finalizing the fair value analysis related to the oil and natural gas properties acquired, asset retirement obligations assumed, certain contingencies and deferred tax liabilities assumed. The Company anticipates finalizing the determination of fair values by December 31, 2023.

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $0.2 million and $12.8 million were recognized in the three and six months ended June 30, 2023, respectively, and $9.0 million were recognized for the year ended December 31, 2022 and reflected in general and administrative expense on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $1.4 million and $24.0 million in severance expense in connection with the EnVen Acquisition for the three and six months ended June 30, 2023, respectively. See Note 7 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the three months ended June 30, 2023 and the period from February 13, 2023 to June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$113,582	$175,641
Net income	$25,878	$19,788

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 6 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the P&A Notes Receivable and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the three and six months ended June 30, 2022 were adjusted to exclude $1.5 million and include $78.9 million of general and administrative expenses, respectively, of which $16.3 million were incurred during the year ended December 31, 2022. Supplemental pro forma earnings for the three and six months ended June 30, 2023 were adjusted to exclude $1.4 million and $64.1 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$367,210	$748,760	$741,835	$1,336,534
Net income	$14,813	$249,106	$132,903	$70,278
Basic net income per common share	$0.12	$1.97	$1.05	$0.56
Diluted net income per common share	$0.12	$1.95	$1.05	$0.55

Pending Divestiture

Mexico Divestiture — On May 25, 2023, the Company executed an equity interest purchase agreement to sell a 49.9% interest in Talos Energy Mexico 7, S. de R.L. de C.V., a wholly owned subsidiary of the Company (“Talos Mexico”), to Zamajal, S.A. de C.V, a wholly owned subsidiary of Grupo Carso, for approximately $74.9 million in cash consideration (the “Mexico Divestiture”) due at closing. An additional $49.9 million of cash consideration is contingent on first oil production from the Zama field. As of June 30, 2023, Talos Mexico holds a 17.4% interest in the Zama field. The Mexico Divestiture is expected to close during the third quarter of 2023, subject to approval by Mexico’s Federal Economic Competition Commission.

Note 3 — Property, Plant and Equipment

Proved Properties

During the three and six months ended June 30, 2023 and 2022, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At June 30, 2023, the Company’s ceiling test computation was based on SEC pricing of $83.23 per Bbl of oil, $5.11 per Mcf of natural gas and $24.85 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2022	$541,661
Obligations assumed(1)	258,858
Obligations incurred	220
Obligations settled	(47,683)
Obligations divested	(19,417)
Accretion expense	42,174
Changes in estimate	23,239
Asset retirement obligations at June 30, 2023	$799,052
Less: Current portion at June 30, 2023	57,551
Long-term portion at June 30, 2023	$741,501

(1)
Assumed in connection with the EnVen Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.

At June 30, 2023, the Company has both restricted cash of $101.0 million, inclusive of interest earned to date, held in escrow and the P&A Notes Receivable of $15.4 million to settle future asset retirement obligations. These assets are discussed in Note 1 — Organization, Nature of Business and Basis of Presentation. During the three and six months ended June 30, 2023, the Company recognized interest income of $0.4 million and $0.6 million, respectively, related to the P&A Notes Receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost - interest on lease liabilities	$3,657	$1,734	$7,365	$3,793
Operating lease cost, excluding short-term leases(1)	1,188	567	2,096	1,135
Short-term lease cost(2)	36,864	6,094	69,849	11,856
Variable lease cost(3)	827	362	1,190	725
Variable and fixed sublease income	(69)	—	(69)	—
Total lease cost	$42,467	$8,757	$80,431	$17,509

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

The present value of the fixed lease payments recorded as the Company’s right-of-use asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease assets	$18,104	$5,903

Current portion of operating lease liabilities	$3,136	$1,943
Operating lease liabilities	25,173	14,855
Total operating lease liabilities	$28,309	$16,798

Finance leases:
Proved property	$166,261	$166,261

Other current liabilities	$17,028	$16,306
Other long-term liabilities	140,317	149,064
Total finance lease liabilities	$157,345	$165,370

The table below presents the supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating cash outflow from finance leases	$7,365	$3,793
Operating cash outflow from operating leases	$2,787	$1,845

Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$12,971	$—

(1)
See EnVen Acquisition in Note 2 — Acquisitions and Divestitures.

Note 5 — Financial Instruments

As of June 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$593,878	$674,459	$590,132	$674,542
11.75% Senior Secured Second Lien Notes – due April 2026(1)	$250,822	$248,723	$—	$—
Bank Credit Facility – matures March 2027	$188,565	$200,000	$(4,792)	$—

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash received (paid) on settled derivative instruments	$8,162	$(160,235)	$(4,161)	$(287,321)
Unrealized gain (loss)(1)	18,035	96,141	89,295	(57,992)
Price risk management activities income (expense)	$26,197	$(64,094)	$85,134	$(345,313)

(1)
Includes $1.4 million gain from the unrealized derivative instruments acquired from the EnVen Acquisition for the six months ended June 30, 2023.

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of June 30, 2023:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
July 2023 – December 2023	NYMEX WTI CMA	13,174	$74.53
January 2024 – December 2024	NYMEX WTI CMA	12,100	$72.32
January 2025 – March 2025	NYMEX WTI CMA	4,000	$67.00
Natural gas:		(MMBtu)	(per MMBtu)
July 2023 – December 2023	NYMEX Henry Hub	20,000	$3.79
January 2024 – December 2024	NYMEX Henry Hub	17,459	$3.44
January 2025 – March 2025	NYMEX Henry Hub	10,000	$4.37

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2023 – December 2023	NYMEX WTI CMA	6,163	$68.78	$87.71
January 2024 – December 2024	NYMEX WTI CMA	1,497	$70.00	$79.32
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
July 2023 – December 2023	NYMEX Henry Hub	10,000	$5.25	$8.46
January 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Three-Way Collar Contracts
Production Period	Settlement Index	Volumes	Short Put Price	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2023 – December 2023	NYMEX WTI CMA	9,200	$51.86	$65.11	$109.25
January 2024 – March 2024	NYMEX WTI CMA	3,200	$57.27	$70.00	$98.01

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$54,177	$—	$54,177
Liabilities:
Oil and natural gas derivatives	—	(9,664)	—	(9,664)
Total net asset	$—	$44,513	$—	$44,513

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$32,883	$—	$32,883
Liabilities:
Oil and natural gas derivatives	—	(76,242)	—	(76,242)
Total net liability	$—	$(43,359)	$—	$(43,359)

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

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$45,522	$8,247	$25,029	$68,370
Non-current	8,655	1,417	7,854	7,872
Total gross amounts presented on balance sheet	54,177	9,664	32,883	76,242
Less: Gross amounts not offset on the balance sheet	9,275	9,275	32,883	32,883
Net amounts	$44,902	$389	$—	$43,359

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2023 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at June 30, 2023 would have been $44.9 million.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	June 30, 2023	December 31, 2022
12.00% Second-Priority Senior Secured Notes – due January 2026	$638,541	$638,541
11.75% Senior Secured Second Lien Notes – due April 2026	242,500	—
Bank Credit Facility – matures March 2027(1)	200,000	—
Total debt, before discount, premium and deferred financing cost	1,081,041	638,541
Unamortized discount, premium and deferred financing cost, net	(47,776)	(53,201)
Total debt(2)	1,033,265	585,340
Less: Current portion of long-term debt	33,156	—
Long-term debt	$1,000,109	$585,340

(1)
As of June 30, 2023, the Company had outstanding borrowings at a weighted average interest rate of 7.93%.
(2)
At June 30, 2023, the Company was in compliance with all debt covenants.

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

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On December 23, 2022, the Company entered into the Incremental Agreement and Ninth Amendment to Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) extends the maturity date of the Bank Credit Facility from November 12, 2024 to March 31, 2027 and includes a springing maturity commencing on the 91st day prior to the earliest stated maturity date of any of the junior lien notes if such junior lien notes have not been refinanced, redeemed or repaid in full, (ii) increases the borrowing base from $1.1 billion to $1.5 billion and (iii) increases commitments from $806.3 million to $965.0 million, in each case went into effect upon the closing of the EnVen Acquisition and the occurrence of certain events related thereto, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report. On June 9, 2023, the borrowing base decreased from $1.5 billion to $1.1 billion and commitments were reaffirmed at $965.0 million as part of the most recent biannual redetermination.

Note 7 — Employee Benefits Plans and Share-Based Compensation

EnVen Acquisition Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2023 (in thousands):

Severance accrual at December 31, 2022	$—
Accrual additions	24,075
Benefit payments	(8,494)
Severance accrual at June 30, 2023	15,581
Less: Current portion at June 30, 2023	15,006
Long-term portion at June 30, 2023	$575

The above table includes involuntary termination benefits that are being provided pursuant to a one-time benefit arrangement that is being spread over the future service period through the termination date. Involuntary termination benefits are also being provided pursuant to contractual termination benefits required by the terms of existing employment agreements. Pursuant to the EnVen Merger Agreement, a rabbi trust was established and funded with $14.5 million at closing to pay a portion of future severance benefits associated with the contractual termination benefits. As of June 30, 2023, the rabbi trust held $9.3 million in assets of which $8.7 million and $0.6 million are included in “Other current assets” and “Other assets”, respectively, on the Condensed Consolidated Balance Sheets and both of which are included in the severance accrual at June 30, 2023 listed above. The assets of the rabbi trust are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Severance costs are reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the six months ended June 30, 2023:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	3,215,504	$12.79
Granted	1,078,062	$16.26
Vested	(1,615,488)	$11.99
Forfeited	(53,991)	$16.59
Unvested RSUs at June 30, 2023(1)	2,624,087	$14.63

(1)
As of June 30, 2023, 26,975 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the six months ended June 30, 2023:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	638,601	$23.66
Granted(1)	569,800	$18.97
Unvested PSUs at June 30, 2023	1,208,401	$21.45

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation costs	$8,291	$7,319	$15,482	$12,971
Less: Amounts capitalized to oil and gas properties	3,542	3,270	6,795	5,604
Total share-based compensation expense	$4,749	$4,049	$8,687	$7,367

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended June 30, 2023, the Company recognized an income tax expense of $6.9 million for an effective tax rate of 33.5%. The Company’s effective tax rate of 33.5% is different than the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, permanent differences and the change of its valuation allowance on its federal deferred tax assets not subject to separate return limitations. For the three months ended June 30, 2022, the Company recognized an income tax expense of $2.6 million for an effective tax rate of 1.3%. The Company’s effective tax rate of 1.3% is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

For the six months ended June 30, 2023, the Company recognized an income tax benefit of $39.7 million for an effective tax rate of -62.1%. The Company’s effective tax rate of -62.1% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of its valuation allowance on its federal deferred tax assets not subject to separate return limitations offset by the impact of other permanent differences. The release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. For the six months ended June 30, 2022, the Company recognized an income tax expense of $2.1 million for an effective tax rate of 1.6%. The Company’s effective tax rate of 1.6% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company maintains a partial valuation allowance against certain federal deferred tax assets in which it is more likely than not such assets will not be realized in a future period. The Company also maintains a full valuation allowance against its federal net deferred tax assets subject to separate return limitations, its state and its foreign net deferred tax assets. A deferred tax liability of $112.6 million and $2.1 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

EnVen Acquisition

On February 13, 2023, the Company completed the EnVen Acquisition, which is further discussed in Note 2 — Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $150.5 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of EnVen’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be made upon filing the tax returns that will result in a change to the net deferred tax impact recorded.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,677	$195,141	$103,537	$128,700

Weighted average common shares outstanding — basic	125,436	82,566	115,590	82,320
Dilutive effect of securities	231	1,099	773	927
Weighted average common shares outstanding — diluted	125,667	83,665	116,363	83,247

Net income per common share:
Basic	$0.11	$2.36	$0.90	$1.56
Diluted	$0.11	$2.33	$0.89	$1.55
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,640	—	1,311	1,664

Note 10 — Related Party Transactions

Apollo Funds and Riverstone Funds

On February 3, 2012, Talos Energy LLC completed a transaction with funds and other alternative investment vehicles managed by Apollo Management VII, L.P. and Apollo Commodities Management, L.P., with respect to Series I (“Apollo Funds”), and entities controlled by or affiliated with Riverstone Energy Partners V, L.P. (“Riverstone Funds”) and members of management pursuant to which the Company received a private equity capital commitment. On January 3, 2022, the Apollo Funds ceased being a beneficial owner of more than five percent of the Company’s common stock. Riverstone Funds held 9.9% of the Company’s outstanding shares of common stock as of June 30, 2023 based on SEC beneficial ownership reports filed by the Riverstone Funds. On July 5, 2023, the Riverstone Funds ceased being a beneficial owner of more than five percent of the Company’s common stock.

Registration Rights Agreements

Riverstone Funds as well as ILX Holdings, LLC; ILX Holdings II, LLC; ILX Holdings III LLC and Castex Energy 2014, LLC, each a related party and an affiliate of the Riverstone Funds, are parties to an amended registration rights agreement relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2022 Annual Report. Effective July 5, 2023, the Registration Rights Agreement terminated as there are no Registrable Securities (defined therein) outstanding.

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2022 Annual Report. Adage and Bain held approximately 5.2% and 12.2%, respectively, of the Company’s outstanding shares of common stock as of June 30, 2023 based on SEC beneficial ownership reports filed by each of Adage and Bain.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any such fees.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three and six months ended June 30, 2023, the Company incurred fees for legal services performed by V&E of approximately $0.4 million and $2.1 million, respectively, of which $0.7 million was payable for legal services performed by V&E. For the three and six months ended June 30, 2022, the Company incurred fees for legal services performed by V&E of approximately $1.0 million and $1.5 million, respectively, of which $1.2 million was payable for legal services performed by V&E.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.3 million cash contribution for a 50% membership interest in Bayou Bend CCS LLC (“Bayou Bend”). Bayou Bend has a CCS site located offshore Jefferson County, Texas, near Beaumont and Port Arthur, Texas industrial corridor that is in the early stages of development. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A. Inc. (“Chevron”) for upfront cash consideration of $15.0 million. The Company recognized a $13.9 million gain on the partial sale of its investment in Bayou Bend during the three and six months ended June 30, 2022, which is included in “Equity method investments income” on the Condensed Consolidated Statements of Operations. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf, which was fully funded during the first quarter of 2023. The Bayou Bend investment was increased with an offsetting gain as the capital carry was funded by Chevron. The Company recognized an $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend during the six months ended June 30, 2023, which is included in “Equity method investment income” on the Condensed Consolidated Statements of Operations.

Effective March 1, 2023, Chevron became the operator of Bayou Bend. The Company had a $0.2 million related party receivable from Bayou Bend as of June 30, 2023. During March 2023, Bayou Bend expanded its storage footprint through the acquisition of onshore acreage in Chambers and Jefferson Counties, Texas located within the Houston Ship Channel, Beaumont and Port Arthur region.

As of June 30, 2023, the Company owns a 25% membership interest in Bayou Bend, which is a variable interest entity and accounted for using the equity method of accounting. The development of the Bayou Bend CCS hub project is currently being financed through equity contributions from its members. The Company’s maximum exposure to loss as result of its involvement with Bayou Bend is the carrying amount of its investment.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico.

As of June 30, 2023, the Company had secured performance bonds from third party sureties totaling $1.5 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of June 30, 2023, the Company had secured letters of credit issued under its Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 6 — Debt for further information on the Bank Credit Facility.

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

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023. As of June 30, 2023, the Company has recorded $13.9 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss the suit. The trial was held in the Delaware Chancery Court in late July 2023. A decision is expected in 2024. The Company may recognize additional liabilities and expenses in future periods related to this litigation with Mr. Dunwoody.

Decommissioning Obligations

The Company, as a co-lessee or predecessor-in-interest in oil and natural gas leases located in the U.S. Gulf of Mexico, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by our subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Regulations or federal laws could require the Company to assume such obligations. The Company reflects such costs as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities” and the changes in that liability were as follows (in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of period	$54,269	$24,336
Additions	114	8,900
Changes in estimate	1,367	22,658
Settlements	(2,047)	(1,625)
Balance, end of period	$53,703	$54,269
Less: Current portion	41,714	42,069
Long-term portion	$11,989	$12,200

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

Note 12 — Segment Information

The Company’s operations are managed through two operating segments: (i) Upstream Segment and (ii) CCS Segment. The Upstream Segment is the Company’s only reportable segment. The Company’s chief operating decision-maker (“CODM”) is the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. A reportable segment is an operating segment that meets materiality thresholds. The 10% tests, as prescribed by the segment reporting accounting guidance, are based on the reported measures of revenue, profit, and assets that are used by the CODM to assess performance and allocate resources. The CCS Segment currently does not meet any of the reportable segment quantitative thresholds. The profit or loss metric used to evaluate segment performance is Adjusted EBITDA, which is defined by the Company as net income (loss) plus interest expense; income tax expense (benefit); depreciation, depletion, and amortization; accretion expense; non-cash write-down of oil and natural gas properties; transaction and other (income) expenses; decommissioning obligations; the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives); (gain) loss on debt extinguishment; non-cash write-down of other well equipment inventory; and non-cash equity-based compensation expense.

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

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Three Months Ended June 30, 2023	$367,210	$—	$367,210
Three Months Ended June 30, 2022	519,085	—	519,085
Six Months Ended June 30, 2023	689,792	—	689,792
Six Months Ended June 30, 2022	932,651	—	932,651
Equity in the Net Income of Investees Accounted for by the Equity Method:
Three Months Ended June 30, 2023	$123	$(2,134)	$(2,011)
Three Months Ended June 30, 2022	(212)	(197)	(409)
Six Months Ended June 30, 2023	255	(3,411)	(3,156)
Six Months Ended June 30, 2022	(70)	(197)	(267)
Adjusted EBITDA:
Three Months Ended June 30, 2023	$253,615	$(2,360)	$251,255
Three Months Ended June 30, 2022	257,346	(5,413)	251,933
Six Months Ended June 30, 2023	464,098	(8,517)	455,581
Six Months Ended June 30, 2022	469,428	(7,944)	461,484
Segment Expenditures:
Six Months Ended June 30, 2023	$379,361	$23,057	$402,418
Six Months Ended June 30, 2022	168,048	2,585	170,633

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

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Total for reportable segments	$253,615	$257,346	$464,098	$469,428
All other	(2,360)	(5,413)	(8,517)	(7,944)
Unallocated corporate general and administrative expense	(1,532)	(1,156)	(2,795)	(2,494)
Interest expense	(45,632)	(30,776)	(83,213)	(62,266)
Depreciation, depletion and amortization	(169,794)	(104,511)	(317,117)	(202,851)
Accretion expense	(22,760)	(14,844)	(42,174)	(29,221)
Transaction and other income (expenses)(1)	(3,513)	15,214	(25,522)	42,075
Decommissioning obligations(2)	(741)	(10,204)	(1,482)	(10,533)
Derivative fair value gain (loss)(3)	26,197	(64,094)	85,134	(345,313)
Net cash (received) paid on settled derivative instruments (3)	(8,162)	160,235	4,161	287,321
Non-cash equity-based compensation expense	(4,749)	(4,049)	(8,687)	(7,367)
Income (loss) before income taxes	$20,569	$197,748	$63,886	$130,835

(1)
For the three and six months ended June 30, 2023, transaction expenses includes $2.7 million and $37.9 million, respectively, in costs related to the EnVen Acquisition, inclusive of $1.4 million and $24.0 million, respectively, in severance expense. See further discussion in Note 2 — Acquisitions and Divestitures and Note 7 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. It includes an $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend by Chevron for the six months ended June 30, 2023 and a $13.9 million gain on the partial sale of its investment in Bayou Bend by Chevron for the three and six months ended June 30, 2022, that is further discussed in Note 10 — Related Party Transactions. For the six months ended June 30, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Note 11 — Commitments and Contingencies.
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

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Six Months Ended June 30,
	2023	2022
Segment Expenditures:
Total reportable segments	$379,361	$168,048
All other	23,057	2,585
Change in capital expenditures included in accounts payable and accrued liabilities	(7,546)	(1,592)
Plugging & abandonment	(47,683)	(39,768)
Decommissioning obligations settled	(2,047)	—
Investment in CCS intangibles and equity method investees	(23,057)	(2,585)
Deferred payments	(462)	—
Insurance recovery proceeds	12,500	—
Non-cash well equipment inventory transfers	(35,793)	143
Other	328	1,251
Exploration, development and other capital expenditures	$298,658	$128,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “Talos” or the “Company” are to Talos Energy Inc. and its wholly-owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2022 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) and offshore Mexico both through oil and gas exploration and production (“Upstream”) and the development of CCS opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. With a focus on environmental stewardship, we also utilize our expertise to explore opportunities to reduce industrial emissions through our CCS initiatives both in and along the coast of the U.S. Gulf of Mexico.

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

We have two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is our only reportable segment. See additional information in Part I, Item 1. “Financial Statements — Note 12 — Segment Information”.

Significant Developments

Below is a cumulative list of significant developments that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Mexico Pending Divestiture — On May 25, 2023, the Company executed an equity interest purchase agreement to sell a 49.9% interest in Talos Energy Mexico 7, S. de R.L. de C.V., a wholly owned subsidiary of the Company, to Zamajal, S.A. de C.V, a wholly owned subsidiary of Grupo Carso. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Freeport LNG CCS — The exclusivity letter of intent with an affiliate of Freeport LNG Development, L.P., relating to the development of a CCS point source project in Freeport, Texas, expired during the second quarter of 2023. As of June 30, 2023, we have no future development plans related to the project.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

EnVen Acquisition — On February 13, 2023, we acquired EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition”). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

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

During the period January 1, 2023 through June 30, 2023, the daily spot prices for NYMEX WTI crude oil ranged from a high of $83.26 per Bbl to a low of $66.61 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.78 per MMBtu to a low of $1.74 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of June 30, 2023.

The U.S. Energy Information Administration (“EIA”) published its July 2023 Short-Term Energy Outlook on July 11, 2023. The EIA expects the Henry Hub spot price will rise in the coming months as declining natural gas production narrows the existing surplus of natural gas inventories compared with the five-year average. The EIA expects natural gas prices to average more than $2.80 per MMBtu in the second half of 2023, up from about $2.40 per MMBtu in the first half of the year, and $3.29 per MMBtu in 2024. The EIA also expects the NYMEX WTI spot price will average $74.43 per Bbl in 2023 and $78.51 per Bbl in 2024. The EIA believes crude oil prices will gradually increase because there is an expectation that global oil inventories will decline over the next five quarters due to production cuts and rising demand. On June 4, 2023, OPEC Plus agreed to extend oil production cuts they announced in April 2023 through the end of 2024. On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices. In addition, the U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve (the “Fed”) and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business. The Fed raised rates by a quarter of a percentage point on March 22, 2023; May 3, 2023; and July 26, 2023. The latest interest rate hike nudged the federal funds rate to a range of 5.25%-5.50%, its highest level since 2001. The Fed wants inflation to return to its 2% goal over time, and even though inflation is declining, it is still high in absolute terms. Future interest rate hikes remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and six months ended June 30, 2023 and 2022, we did not recognize an impairment based on the ceiling test computations. At June 30, 2023 our ceiling test computation was based on SEC pricing of $83.23 per Bbl of oil, $5.11 per Mcf of natural gas and $24.85 per Bbl of NGLs.

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

With respect to our operations in Mexico, our oil and natural gas properties are classified as unproved properties, not subject to amortization. The Unit Development Plan for the Zama Field, which sets out the terms on which the reservoir will be jointly developed, was approved by the National Hydrocarbon Commission on June 14, 2023. The execution of the Unit Development Plan could adversely affect the value of the Mexico oil and natural gas assets and result in an impairment of our unevaluated oil and gas properties.

Planned Downtime — We are vulnerable to downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the Helix Producer I (the “HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field. During the third quarter of 2022, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-September, resulting in a total shut-in period of 41 days. The next dry-dock is scheduled for second quarter of 2024 with a projected shut-in period of approximately 55 days.

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

In April 2023, BSEE published its Final Rule entitled, “Risk Management, Financial Assurance, and Loss Prevention – Decommissioning Activities and Obligations”, wherein BSEE clarified decommissioning responsibilities for RUE grant holders and formalized BSEE’s policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal in the October 2020 proposed rule to amend BSEE’s regulations requiring the agency to proceed in reverse chronological order against predecessor lessees, owners of operating rights and grant holders when requiring such entities to perform their accrued decommissioning obligations upon failure to perform by current lessees, owners, or holders. Under the final rule, BSEE may issue an order to predecessors to perform accrued decommissioning obligations, including beginning maintenance and monitoring within thirty days, designating an operator for decommissioning within ninety days, and submitting a decommissioning plan within one hundred fifty days.

On June 29, 2023, BOEM published a proposed rule that, if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements applicable to offshore oil and gas operations. The proposed rule would change the current criteria used to determine whether OCS lease and grant holders are required to secure supplemental financial assurance. The proposed rule would no longer use the current 5-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead proposes a simplified test: (1) the credit rating of the lessee and, where applicable, (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. Under the proposed rule, the BOEM would no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance should be provided by current lessees and grant holders. The BOEM would not require supplemental financial assurance above the base bond requirements in three cases: (1) where a lessee has an investment grade credit rating (i.e., a credit rating from a Nationally Recognized Statistical Ratings Organizations, or NRSRO, that is greater than or equal to either BBB- from S&P or Baa3 from Moody’s, or its equivalent, or a proxy credit rating greater than or equal to either BBB- or Baa3, as determined by the Regional Director and based upon a company’s audited financial information with an accompanying auditor’s certificate); (2) where there are multiple co-lessees on a lease and any one of those lessees meets the credit rating threshold; and (3) for any lease on which all lessees are rated below investment grade, where the value of the lease’s proved oil and gas reserves is at least three times that of the estimated decommissioning cost estimate. The BOEM proposes to phase in compliance with the new requirements over a three-year period. Comments on the proposed rule are due by August 28, 2023. At this time, we cannot predict whether BOEM will adopt the final rule in its current form or at all, the timing for any final decision, or whether any changes will result from the public notice and comment process, but will continue to monitor this rulemaking.

As discussed in our 2022 Annual Report, including under Part I, Item 1A. “Risk Factors — Risks Related to Our Business and the Oil and Natural Gas Industry — We may be unable to provide the financial assurances in the amounts and under the time periods required by the BOEM if it submits future demands to cover our decommissioning obligations. If in the future the BOEM issues orders to provide additional financial assurances and we fail to comply with such future orders, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our federal offshore leases,” our ability to obtain adequate supplemental financial assurance (pursuant to a final BOEM rule that is substantially consistent with the June 2023 proposed rule or otherwise), including the future cost of compliance with respect to supplemental bonding, could materially and adversely affect our liquidity, financial condition, cash flows, business, properties and results of operations. Moreover, the BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the current interest holder’s decommissioning liabilities and the Biden Administration may elect to pursue more stringent supplemental bonding requirements. Additionally, in August 2021, the BOEM published a Note to Stakeholders detailing an expansion of its supplemental financial assurance requirements to certain high-risk, non-sole liability properties; namely, those properties that are inactive, where production end-of-life is fewer than five years, or with damaged infrastructure irrespective of the remaining property life of the surrounding producing assets. BOEM has stated it will prioritize non-sole liability properties where it believes that the current owner does not meet applicable financial strength and has no co-owners or predecessors that are financially strong, as determined by BOEM.

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

Hurricanes, Tropical Storms and Loop Currents — Since our operations are in the U.S. Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes, tropical storms and loop currents on production and capital projects. Significant impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs.

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261 included in the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding the two Gulf of Mexico lease sales. President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law on August 16, 2022. The IRA 2022 reinstates Lease Sale 257 held in November 2021, and requires the DOI to both accept all valid high bids received in Lease Sale 257 and issue leases to the high bidders. We were one of the most active bidders in Lease Sale 257 and we were the high bidder on 10 blocks and awarded leases on 9 blocks. In January 2023, BOEM released its final environmental impact statement for Lease Sales 259 and 261 and, in March 2023, announced the results of Lease Sale 259, in which we were the high bidder on four offshore blocks, and were awarded leases on all four blocks. BOEM proposes to hold Lease Sale 261 on September 27, 2023.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Oil	$342,983	$429,329	$(86,346)	$635,677	$783,215	$(147,538)
Natural gas	16,329	70,406	(54,077)	36,512	113,387	(76,875)
NGL	7,898	19,350	(11,452)	17,603	36,049	(18,446)
Total revenues	$367,210	$519,085	$(151,875)	$689,792	$932,651	$(242,859)

Total Production Volumes:
Oil (MBbls)	4,801	3,974	827	8,907	7,762	1,145
Natural gas (MMcf)	6,637	8,805	(2,168)	13,764	17,454	(3,690)
NGL (MBbls)	486	512	(26)	915	969	(54)
Total production volume (MBoe)	6,393	5,953	440	12,116	11,640	476

Daily Production Volumes by Product:
Oil (MBblpd)	52.8	43.7	9.1	49.2	42.9	6.3
Natural gas (MMcfpd)	72.9	96.8	(23.9)	76.0	96.4	(20.4)
NGL (MBblpd)	5.3	5.6	(0.3)	5.1	5.4	(0.3)
Total production volume (MBoepd)	70.3	65.4	4.9	66.9	64.3	2.6

Average Sale Price Per Unit:
Oil (per Bbl)	$71.44	$108.03	$(36.59)	$71.37	$100.90	$(29.53)
Natural gas (per Mcf)	$2.46	$8.00	$(5.54)	$2.65	$6.50	$(3.85)
NGL (per Bbl)	$16.25	$37.79	$(21.54)	$19.24	$37.20	$(17.96)
Price per Boe	$57.44	$87.20	$(29.76)	$56.93	$80.12	$(23.19)
Price per Boe (including realized commodity derivatives)	$58.72	$60.28	$(1.56)	$56.59	$55.44	$1.15

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended June 30, 2023 vs 2022			Six Months Ended June 30, 2023 vs 2022
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$(175,687)	$89,341	$(86,346)	$(263,069)	$115,531	$(147,538)
Natural gas	(36,733)	(17,344)	(54,077)	(52,890)	(23,985)	(76,875)
NGL	(10,469)	(983)	(11,452)	(16,437)	(2,009)	(18,446)
Total revenues	$(222,889)	$71,014	$(151,875)	$(332,396)	$89,537	$(242,859)

Three Months Ended June 30, 2023 and 2022 Volumetric Analysis — Production volumes increased by 4.9 MBoepd to 70.3 MBoepd. The increase was primarily due to 20.4 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. The increase was partially offset by a decrease of 14.9 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field.

Six Months Ended June 30, 2023 and 2022 Volumetric Analysis — Production volumes increased by 2.6 MBoepd to 66.9 MBoepd. The increase was primarily due to 15.9 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. Additionally, production volumes increased 2.3 MBoepd in deferred production from the Eugene Island Pipeline System shut-in during 2022 primarily impacting HP-I and Green Canyon 18 Field. The increase was partially offset by a decrease of 15.5 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease operating expenses	$101,165	$87,582	$182,527	$147,396
Lease operating expenses per Boe	$15.82	$14.71	$15.06	$12.66

Three Months Ended June 30, 2023 and 2022 — Lease operating expense for the three months ended June 30, 2023 increased by approximately $13.6 million, or 16%. This increase was primarily related to lease operating expenses of $22.9 million incurred in connection with assets acquired from the EnVen Acquisition. This increase was partially offset by a $12.3 million decrease in facility and workover expense related to repairs and maintenance at the Phoenix Field compared to the same period in 2022.

Six Months Ended June 30, 2023 and 2022 — Lease operating expense for the six months ended June 30, 2023 increased by approximately $35.1 million, or 24%. This increase was primarily related to lease operating expenses of $31.7 million incurred in connection with assets acquired from the EnVen Acquisition. Additionally, there was a $10.2 million decrease in production handling fees related to reimbursements for costs from certain third parties related to our historical operations. This increase was partially offset by a $13.9 million decrease in facility and workover expense related to repairs and maintenance at the Phoenix Field compared to the same period in 2022.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation, depletion and amortization	$169,794	$104,511	$317,117	$202,851
Depreciation, depletion and amortization per Boe	$26.56	$17.56	$26.17	$17.43

Three Months Ended June 30, 2023 and 2022 — Depreciation, depletion and amortization expense for the three months ended June 30, 2023 increased by approximately $65.3 million, or 62%. This was due to an increase of $8.95 per Boe, or 51%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the EnVen Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and the extension of the HP-I lease during the fourth quarter of 2022, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

Six Months Ended June 30, 2023 and 2022 — Depreciation, depletion and amortization expense for the six months ended June 30, 2023 increased by approximately $114.3 million, or 56%. This was due to an increase of $8.69 per Boe, or 50%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the EnVen Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and the extension of the HP-I lease during the fourth quarter of 2022, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Upstream Segment	$28,901	$17,619	$87,256	$35,955
CCS Segment	2,445	3,845	5,774	6,380
Unallocated corporate	1,836	1,461	3,339	3,118
Total general and administrative expense	$33,182	$22,925	$96,369	$45,453

Upstream general and administrative expense per Boe	$4.52	$2.96	$7.20	$3.09

Three Months Ended June 30, 2023 and 2022 — General and administrative expense for the three months ended June 30, 2023 increased by approximately $10.3 million, or 45%. This increase was primarily related to the Upstream Segment transaction costs for the closing and continued integration of the EnVen Acquisition of $2.7 million or $0.42 per Boe. Additionally, there was an increase in payroll expenses due to an increase in employee headcount primarily related to the EnVen Acquisition. General and administrative expense includes non-cash equity-based compensation of $4.7 million during the three months ended June 30, 2023, which is an increase of $0.7 million, most of which is attributable to the Upstream Segment for both periods.

Six Months Ended June 30, 2023 and 2022 — General and administrative expense for the six months ended June 30, 2023 increased by approximately $50.9 million, or 112%. This increase was primarily related to the Upstream Segment transaction costs for the closing and continued integration of the EnVen Acquisition of $37.9 million or $3.13 per Boe. Additionally, there was an increase in payroll expenses due to an increase in employee headcount primarily related to the EnVen Acquisition. General and administrative expense includes non-cash equity-based compensation of $8.7 million during the six months ended June 30, 2023, which is an increase of $1.3 million, most of which is attributable to the Upstream Segment for both periods.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accretion expense	$22,760	$14,844	$42,174	$29,221
Other operating (income) expense	$(723)	$12,372	$2,115	$12,508
Interest expense	$45,632	$30,776	$83,213	$62,266
Price risk management activities (income) expense	$(26,197)	$64,094	$(85,134)	$345,313
Equity method investment (income) expense	$2,012	$(13,466)	$(5,431)	$(13,608)
Other income	$(1,591)	$(3,165)	$(8,257)	$(31,299)
Income tax (benefit) expense	$6,892	$2,607	$(39,651)	$2,135

Three Months Ended June 30, 2023 and 2022 —

Accretion Expense — During the three months ended June 30, 2023, we recorded $22.8 million of accretion expense compared to $14.8 million during the three months ended June 30, 2022. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the three months ended June 30, 2022, we recorded $10.2 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Interest Expense — During the three months ended June 30, 2023, we recorded $45.6 million of interest expense compared to $30.8 million during the three months ended June 30, 2022. The change is primarily the result of the increase in interest associated with the 11.75% Notes (as defined below under “ — Liquidity and Capital Resources — Overview of Debt Instruments”) assumed as part of the EnVen Acquisition.

Price Risk Management Activities — The income of $26.2 million for the three months ended June 30, 2023 consists of $18.0 million in non-cash gains from the increase in the fair value of our open derivative contracts and $8.2 million in cash settlement gains. The expense of $64.1 million for the three months ended June 30, 2022 consists of $160.2 million in cash settlement losses partially offset by $96.1 million in non-cash gains from the increase in the fair value of our open derivative contracts.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through March 2025, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.”

Equity Method Investment (Income) Expense — During the three months ended June 30, 2023, we recorded equity losses of $2.0 million. During the three months ended June 30, 2022, we recorded equity losses of $0.4 million offset by $13.9 million gain on the partial sale of our investment in Bayou Bend. See Part I, Item 1. “Financial Statements — Note 10 — Related Party Transactions” for additional information.

Income Tax (Benefit) Expense — During the three months ended June 30, 2023, we recorded $6.9 million of income tax expense compared to $2.6 million of income tax expense during the three months ended June 30, 2022. The income tax expense is primarily due to state income taxes, permanent differences and a change of its valuation allowance on its deferred tax assets. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 8 — Income Taxes.”

Six Months Ended June 30, 2023 and 2022 —

Accretion Expense — During the six months ended June 30, 2023, we recorded $42.2 million of accretion expense compared to $29.2 million during the six months ended June 30, 2022. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the six months ended June 30, 2022, we recorded $10.5 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Interest Expense — During the six months ended June 30, 2023, we recorded $83.2 million of interest expense compared to $62.3 million during the six months ended June 30, 2022. The change is primarily the result of the increase in interest associated with the 11.75% Notes assumed as part of the EnVen Acquisition.

Price Risk Management Activities — The income of $85.1 million for the six months ended June 30, 2023 consists of $89.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $4.2 million in cash settlement losses. The expense of $345.3 million for the six months ended June 30, 2022 consists of $287.3 million in cash settlement losses and $58.0 million in non-cash losses from the decrease in the fair value of our open derivative contracts.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through March 2025, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.”

Equity Method Investment (Income) Expense — During the six months ended June 30, 2023, we recorded equity losses of $3.2 million offset by an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron. During the six months ended June 30, 2022, we recorded equity losses of $0.3 million offset by $13.9 million gain on the partial sale of our investment in Bayou Bend. See Part I, Item 1. “Financial Statements — Note 10 — Related Party Transactions” for additional information.

Other Income — During the six months ended June 30, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Income Tax (Benefit) Expense — During the six months ended June 30, 2023, we recorded $39.7 million of income tax benefit compared to $2.1 million of income tax expense during the six months ended June 30, 2022. The income tax benefit is primarily due to a non-cash tax benefit of $54.9 million related to the partial release of the valuation allowance on our federal deferred tax assets offset by the impact of other permanent differences. The partial release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 8 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,677	$195,141	$103,537	$128,700
Interest expense	45,632	30,776	83,213	62,266
Income tax (benefit) expense	6,892	2,607	(39,651)	2,135
Depreciation, depletion and amortization	169,794	104,511	317,117	202,851
Accretion expense	22,760	14,844	42,174	29,221
EBITDA	258,755	347,879	506,390	425,173
Transaction and other (income) expenses(1)	3,513	(15,214)	25,522	(42,075)
Decommissioning obligations(2)	741	10,204	1,482	10,533
Derivative fair value (gain) loss(3)	(26,197)	64,094	(85,134)	345,313
Net cash received (paid) on settled derivative instruments(3)	8,162	(160,235)	(4,161)	(287,321)
Non-cash equity-based compensation expense	4,749	4,049	8,687	7,367
Adjusted EBITDA	$249,723	$250,777	$452,786	$458,990

(1)
For the three and six months ended June 30, 2023, transaction expenses includes $2.7 million and $37.9 million, respectively, in costs related to the EnVen Acquisition, inclusive of $1.4 million and $24.0 million, respectively, in severance expense. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures and Note 7 — Employee Benefits Plans and Share-Based Compensation”. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. It includes an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron for the three and six months ended June 30, 2023 and a $13.9 million gain on the partial sale of its investment in Bayou Bend by Chevron for the three and six months ended June 30, 2022 that is further discussed in Part I, Item 1. “Financial Statements — Note 10 — Related Party Transactions”. For the six months ended June 30, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies”.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies”.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowings under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed is making it more expensive to borrow money. Our working capital deficit has increased since December 31, 2022 primarily due to a decrease of $60.1 million in liabilities from price risk management activities and an increase of $20.5 million in assets from price risk management activities. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.” This was offset by an increase in the current portion of long-term debt of $33.2 million related to the 11.75% Notes assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 6 — Debt.” As of June 30, 2023, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $771.8 million.

We fund drilling, completions and development activities primarily through operating cash flows, cash on hand and through borrowings under the Bank Credit Facility, if necessary. Historically, we have funded significant acquisitions with the issuance of senior notes, borrowings under the Bank Credit Facility and through additional equity issuances. We occasionally adjust our capital budget in response to changing operating cash flow forecasts and market conditions, including the prices of oil, natural gas and NGLs, acquisition opportunities and the results of our exploration and development activities. We are continuing to explore a capital raise to finance the accelerated growth of our CCS Segment.

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2023 (in thousands):

U.S. drilling & completions	$232,661
Mexico appraisal & exploration	197
Asset management(1)	60,728
Seismic and G&G, land, capitalized G&A and other	36,045
Total Upstream capital expenditures	329,631
Plugging & abandonment	47,683
Decommissioning obligations settled(2)	2,047
Total Upstream	379,361
Investment in CCS	23,057
Total	$402,418

(1)
Asset management consists of capital expenditures for development-related activities primarily associated with recompletions and improvements to our facilities and infrastructure.
(2)
Settlement of decommissioning obligations as a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2023 Upstream capital spending program of $650.0 million to $675.0 million and plugging & abandonment and decommissioning obligations of $75.0 million to $85.0 million as well as expected investments in our CCS Segment of $70.0 million to $90.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. In March and June of 2023, we repurchased 1.9 million shares for $26.6 million and 1.5 million shares for $20.9 million, respectively. As of June 30, 2023, there is $52.5 million remaining under the authorized program. All repurchased shares are held in treasury.

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

The IRA 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the excise tax applies to our share repurchase program. The excise tax payment is non-deductible for income tax purposes. Subject to certain exceptions and adjustments, the excise tax equals 1% of the fair market value of the stock repurchased by a corporation during the applicable tax year. The repurchase amount subject to the excise tax is generally reduced by the fair market value of any stock issued by a corporation during a taxable year, including the fair market value of any stock issued or provided to employees of a corporation or employees of certain of its subsidiaries. The current federal administration has proposed increasing the excise tax amount from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change can take effect. We do not anticipate paying any excise task in 2023 based on the fair market value of the stock issuance in connection to the EnVen Acquisition.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$277,083	$354,365
Investing activities	$(312,585)	$(117,235)
Financing activities	$109,855	$(198,501)

Operating Activities — Net cash provided by operating activities decreased $77.3 million in the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily attributable to a decrease from revenues combined with an increase in lease operating expense of $278.0 million and a $27.5 million legal settlement to resolve previously pending litigation that was filed in October 2017 received in the six months ended June 30, 2022. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies” for additional information. Additionally, there was an increase in settlement of asset retirement obligations of $7.9 million offset by a decrease in cash payments on derivative instruments of $283.2 million in each case when compared to the same period in 2022.

Investing Activities — Net cash used in investing activities increased $195.4 million in the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to an increase in capital expenditures of $170.6 million and contributions to equity method investees of $13.0 million. Capital expenditures for drilling and completion projects during 2022 generally were budgeted and occurred during the third and fourth quarters. Budgeted capital expenditures for drilling and completion projects for 2023 were more heavily weighted to occur in the first half of 2023. The capital expenditure budget for 2023 also included projects related to the EnVen Acquisition.

Financing Activities — Cash flow from financing activities changed $308.4 million in the six months ended June 30, 2023 compared to the corresponding period in 2022. We had net borrowings from the Bank Credit Facility of $200.0 million for the six months ended June 30, 2023 primarily due to the funding of the EnVen Acquisition compared to net repayments of $175.0 million during the same period in 2022. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. We repurchased $47.5 million of our common stock through our share repurchase program during the six months ended June 30, 2023. See the subsection entitled “— Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information. Additionally, there was an increase in deferred financing costs of $11.6 million and redemption of senior notes of $8.9 million in each case when compared to the same period in 2022. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for additional information.

Overview of Debt Instruments

Bank Credit Facility — matures March 2027 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for more information.

12.00% Second-Priority Senior Secured Notes — due January 2026 — The 12.00% Second-Priority Senior Secured Notes (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the “Parent Guarantor”); Talos Production Inc. (the “Issuer”); the Subsidiary Guarantors (defined below); and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature on January 15, 2026 and have interest payable semi-annually each January 15 and July 15. We made an interest payment of $38.3 million on July 17, 2023. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for more information.

11.75% Senior Secured Second Lien Notes — due April 2026 — On February 13, 2023, in conjunction with the closing of the EnVen Acquisition, we assumed EnVen’s 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) with a principal amount outstanding of $257.5 million. The 11.75% Notes will mature on April 15, 2026 and interest accrues and is to be paid semi-annually in cash in arrears on April 15th and October 15th of each year. The 11.75% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The indenture governing the 11.75% Notes requires the redemption of $15.0 million of the principal amount outstanding at par value on April 15th and October 15th of each year. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for more information.

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

The following table presents the balance sheet information for the Issuer and the Guarantors for the respective periods (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$420,955	$344,525
Non-current assets	4,214,424	2,571,254
Total assets	$4,635,379	$2,915,779

Current liabilities	$685,743	$599,669
Non-current liabilities	2,051,643	1,285,992
Talos Energy Inc. stockholdersʼ equity	1,897,993	1,030,118
Total liabilities and stockholdersʼ equity	$4,635,379	$2,915,779

The following table presents the statement of operations information for the Issuer and the Guarantors (in thousands):

Six Months Ended June 30, 2023
Revenues	$689,792
Costs and expenses	(590,477)
Net income	$99,315

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following table and discussion summarize our material cash requirements from known contractual obligations as of June 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total(5)
Long-term financing obligations:
Debt principal	$15,000	$30,000	$30,000	$806,041	$200,000	$—	$1,081,041
Debt interest	60,564	118,626	115,307	63,405	4,986	—	362,888
Vessel commitments(1)	7,538	—	—	—	—	—	7,538
Derivative liabilities	4,552	5,112	—	—	—	—	9,664
Operating lease obligations	2,937	5,796	5,783	5,891	5,817	12,653	38,877
Finance lease(2)	23,204	19,336	—	—	—	—	42,540
Purchase obligations(3)	28,412	—	—	—	—	—	28,412
Other commitments(4)	327	2,468	2,468	2,141	—	—	7,404
Total contractual obligations(5)	$142,534	$181,338	$153,558	$877,478	$210,803	$12,653	$1,578,364

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
(5)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $799.1 million as of June 30, 2023. For additional information regarding these liabilities, please see Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment”. Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Financial Statements — Note 11 — Commitment and Contingencies”.

Performance Obligations — As of June 30, 2023, we had secured performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico from third party sureties. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments.

See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for further information on the Bank Credit Facility.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Except as discussed below, there have been no changes to our critical accounting estimates from those disclosed in our 2022 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Determination of Fair Value in Business Combinations

We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. The amount of goodwill or bargain purchase gain recognized, if any, is determined based on the consideration transferred compared to the acquisition date amounts of the identifiable net assets acquired.

We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties.

The fair value of proved and oil natural gas properties as of the acquisition date are based on estimated proved oil, natural gas and NGL reserves and related discounted future net cash flows. Significant inputs to the valuation include estimates of future production volumes, future operating and development costs, future commodity prices, and a weighted average cost of capital discount rate. When estimating the fair value of proved and unproved properties, additional risk adjustments are applied to proved developed non-producing, proved undeveloped, probable and possible reserves to reflect the relative uncertainty of each reserve class.

The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value. Historically there has been significant volatility in oil, natural gas and NGL prices and estimates of such future prices are inherently imprecise. Additionally, the actual timing of the production could be different than the projection. Cash flows realized later in the projection period are less valuable than those realized earlier due to the time value of money. A higher discount rate decreases the net present value of cash flows.

The estimated fair value assigned to the assets acquired and liabilities assumed can have a significant effect on our future operating results. For example, a higher fair value measurement of oil and gas properties results in higher depletion expense in future periods which reduces our future earnings.

See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information related to the EnVen Acquisition.

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

There was no recently issued accounting standards material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Annual Report. Except as discussed below, there have been no material changes from the disclosures presented in our 2022 Annual Report regarding our exposures to certain market risks.

Price Risk Management Activities

We had commodity derivative instruments in place to reduce the price risk associated with future production of 10,879 MBbls of crude oil and 16,470 MMBtu of natural gas at June 30, 2023, with a net derivative asset position of $44.5 million. For additional information regarding our commodity derivative instruments, see Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments”, included elsewhere in this Quarterly Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at June 30, 2023 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$44,513	$(16,779)	$(61,292)	$108,227	$63,714

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Internal Control over Financial Reporting

On February 13, 2023, we completed the EnVen Acquisition. Other than integrating the acquired operations of EnVen into our overall internal control over financial reporting and related processes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following proceedings represent previous EnVen litigation that was assumed as part of the EnVen Acquisition.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023.As of June 30, 2023, the Company has recorded $13.9 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss the suit. The trial was held in the Delaware Chancery Court in late July 2023. A decision is expected in 2024. The Company may recognize additional liabilities and expenses in future periods related to this litigation with Mr. Dunwoody.

There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2022 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2022 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2022 Annual Report or our other SEC filings including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our share repurchase of shares of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program (in thousands)
April 1, 2023- April 30, 2023	—	$—	—	$73,382
May 1, 2023- May 31, 2023	—	$—	—	$73,382
June 1, 2023- June 30, 2023	1,500,000	$13.89	1,500,000	$52,547
Total	1,500,000	$13.89	1,500,000

(1)
Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in privately negotiated transactions, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†	Indemnification Agreement (Sergio L. Maiworm, Jr.) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 15, 2023).

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

Talos Energy Inc.

Date:	August 8, 2023	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Senior Vice President