Form 10-Q
period 2023-09-30
TALOS ENERGY INC.
filed 2023-11-07
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 124,080,361 shares of common stock, $0.01 par value per share, outstanding.

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
•
our hedging strategy and results;
•
future drilling and low carbon solutions plans;
•
availability of pipeline connections on economic terms;
•
competition, government regulations and legislative and political developments;
•
our ability to obtain permits and governmental approvals;
•
pending legal, governmental or environmental matters;
•
our marketing of oil, natural gas and NGLs;
•
our integration of acquisitions, including EnVen Energy Corporation, and future performance of the combined company;
•
future leasehold or business acquisitions on desired terms;
•
costs of developing properties;
•
general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including embargoes, increasing hostilities in the Middle East and other sustained military campaigns, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•
credit markets;
•
estimates of future income taxes;
•
our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•
the success of our low carbon solutions opportunities, including as a result of the associated permitting process, our access to capital to finance such opportunities, the timing and amount of revenues therefrom and potential future customers;
•
the uncertainty inherent in estimating subsurface storage resources in our low carbon solutions projects;
•
our ongoing strategy with respect to our Zama asset;
•
uncertainty regarding our future operating results and our future revenues and expenses;

•
impact of new accounting pronouncements on earnings in future periods; and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; the lack of a resolution to the war in Ukraine and increasing hostilities in the Middle East, and their impact on commodity markets; the impact of any pandemic, and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; the effect of a possible U.S. government shutdown and resulting impact on economic conditions and delays in regulatory and permitting approvals; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, risks associated with permitting for—and access to capital to finance—our CCS opportunities; and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and in Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 each as filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,631	$44,145
Accounts receivable:
Trade, net	181,384	150,598
Joint interest, net	93,798	54,697
Other, net	10,744	6,684
Assets from price risk management activities	11,497	25,029
Prepaid assets	86,077	84,759
Other current assets	14,457	1,917
Total current assets	411,588	367,829
Property and equipment:
Proved properties	7,691,828	5,964,340
Unproved properties, not subject to amortization	267,297	154,783
Other property and equipment	33,795	30,691
Total property and equipment	7,992,920	6,149,814
Accumulated depreciation, depletion and amortization	(3,985,613)	(3,506,539)
Total property and equipment, net	4,007,307	2,643,275
Other long-term assets:
Restricted cash	101,760	—
Assets from price risk management activities	4,550	7,854
Equity method investments	141,682	1,745
Other well equipment inventory	44,643	25,541
Notes receivable, net	15,805	—
Operating lease assets	12,313	5,903
Other assets	13,452	6,479
Total assets	$4,753,100	$3,058,626
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$125,557	$128,174
Accrued liabilities	205,095	219,769
Accrued royalties	54,092	52,215
Current portion of long-term debt	33,109	—
Current portion of asset retirement obligations	69,288	39,888
Liabilities from price risk management activities	55,042	68,370
Accrued interest payable	30,536	36,340
Current portion of operating lease liabilities	2,859	1,943
Other current liabilities	54,221	60,359
Total current liabilities	629,799	607,058
Long-term liabilities:
Long-term debt	1,018,774	585,340
Asset retirement obligations	747,560	501,773
Liabilities from price risk management activities	8,981	7,872
Operating lease liabilities	18,888	14,855
Other long-term liabilities	267,036	176,152
Total liabilities	2,691,038	1,893,050
Commitments and contingencies (Note 11)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 127,480,361 and 82,570,328 shares issued as of September 30, 2023 and December 31, 2022, respectively	1,275	826
Additional paid-in capital	2,541,906	1,699,799
Accumulated deficit	(433,615)	(535,049)
Treasury stock, at cost; 3,400,000 and zero shares as of September 30, 2023 and December 31, 2022, respectively	(47,504)	—
Total stockholdersʼ equity	2,062,062	1,165,576
Total liabilities and stockholdersʼ equity	$4,753,100	$3,058,626

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil	$359,404	$295,585	$995,081	$1,078,800
Natural gas	16,871	68,360	53,383	181,747
NGL	6,860	13,183	24,463	49,232
Total revenues	383,135	377,128	1,072,927	1,309,779
Operating expenses:
Lease operating expense	103,548	81,760	286,075	229,156
Production taxes	600	955	1,813	2,670
Depreciation, depletion and amortization	163,359	92,323	480,476	295,174
Accretion expense	21,256	13,179	63,430	42,400
General and administrative expense	24,888	25,289	121,257	70,742
Other operating (income) expense	(57,287)	(366)	(55,172)	12,142
Total operating expenses	256,364	213,140	897,879	652,284
Operating income (expense)	126,771	163,988	175,048	657,495
Interest expense	(45,637)	(29,265)	(128,850)	(91,531)
Price risk management activities income (expense)	(98,802)	114,180	(13,668)	(231,133)
Equity method investment income (expense)	(2,493)	991	2,938	14,599
Other income (expense)	2,193	692	10,450	31,991
Net income (loss) before income taxes	(17,968)	250,586	45,918	381,421
Income tax benefit (expense)	15,865	(121)	55,516	(2,256)
Net income (loss)	$(2,103)	$250,465	$101,434	$379,165

Net income (loss) per common share:
Basic	$(0.02)	$3.03	$0.86	$4.60
Diluted	$(0.02)	$2.99	$0.85	$4.54
Weighted average common shares outstanding:
Basic	124,103	82,576	118,459	82,406
Diluted	124,103	83,818	119,262	83,438

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2022	82,541,345	$825	$1,684,949	$(788,264)	—	$—	$897,510
Equity-based compensation	—	—	7,495	—	—	—	7,495
Equity-based compensation tax withholdings	—	—	(127)	—	—	—	(127)
Equity-based compensation stock issuances	28,983	1	(1)	—	—	—	—
Net income (loss)	—	—	—	250,465	—	—	250,465
Balance at September 30, 2022	82,570,328	$826	$1,692,316	$(537,799)	—	$—	$1,155,343

Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888
Equity-based compensation	—	—	2,353	—	—	—	2,353
Equity-based compensation tax withholdings	—	—	(76)	—	—	—	(76)
Equity-based compensation stock issuances	24,396	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,103)	—	—	(2,103)
Balance at September 30, 2023	127,480,361	$1,275	$2,541,906	$(433,615)	3,400,000	$(47,504)	$2,062,062

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2021	81,881,477	$819	$1,676,798	$(916,964)	—	$—	$760,653
Equity-based compensation	—	—	20,128	—	—	—	20,128
Equity-based compensation tax withholdings	—	—	(4,603)	—	—	—	(4,603)
Equity-based compensation stock issuances	688,851	7	(7)	—	—	—	—
Net income (loss)	—	—	—	379,165	—	—	379,165
Balance at September 30, 2022	82,570,328	$826	$1,692,316	$(537,799)	—	$—	$1,155,343

Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	$—	$1,165,576
Equity-based compensation	—	—	17,812	—	—	—	17,812
Equity-based compensation tax withholdings	—	—	(7,454)	—	—	—	(7,454)
Equity-based compensation stock issuances	1,110,143	11	(11)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	832,198
Purchase of treasury stock	—	—	—	—	3,400,000	(47,504)	(47,504)
Net income (loss)	—	—	—	101,434	—	—	101,434
Balance at September 30, 2023	127,480,361	$1,275	$2,541,906	$(433,615)	3,400,000	$(47,504)	$2,062,062

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$101,434	$379,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion expense	543,906	337,574
Amortization of deferred financing costs and original issue discount	11,247	10,614
Equity-based compensation expense	9,080	11,677
Price risk management activities (income) expense	13,668	231,133
Net cash received (paid) on settled derivative instruments	(10,474)	(368,483)
Equity method investment (income) expense	(2,938)	(14,599)
Settlement of asset retirement obligations	(71,097)	(60,304)
(Gain) loss on sale of assets	(66,115)	390
Changes in operating assets and liabilities:
Accounts receivable	3,821	23,783
Other current assets	(12,992)	(28,576)
Accounts payable	(30,063)	16,677
Other current liabilities	(89,511)	(6,682)
Other non-current assets and liabilities, net	(57,155)	6,559
Net cash provided by (used in) operating activities	342,811	538,928
Cash flows from investing activities:
Exploration, development and other capital expenditures	(438,506)	(209,592)
Proceeds from (cash paid for) acquisitions, net of cash acquired	17,617	(3,500)
Proceeds from (cash paid for) sale of property and equipment, net	66,183	1,690
Contributions to equity method investees	(29,372)	(2,250)
Proceeds from sale of equity method investments	—	15,000
Investment in intangible assets	(7,796)	—
Net cash provided by (used in) investing activities	(391,874)	(198,652)
Cash flows from financing activities:
Redemption of senior notes	(15,000)	(6,060)
Proceeds from Bank Credit Facility	675,000	35,000
Repayment of Bank Credit Facility	(460,000)	(350,000)
Deferred financing costs	(11,775)	(211)
Other deferred payments	(841)	—
Payments of finance lease	(12,117)	(19,764)
Purchase of treasury stock	(47,504)	—
Employee stock awards tax withholdings	(7,454)	(4,603)
Net cash provided by (used in) financing activities	120,309	(345,638)

Net increase (decrease) in cash, cash equivalents and restricted cash	71,246	(5,362)
Cash, cash equivalents and restricted cash:
Balance, beginning of period	44,145	69,852
Balance, end of period	$115,391	$64,490

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$90,688	$78,191
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$108,931	$89,187

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) and offshore Mexico, both through upstream oil and gas exploration and production (“Upstream”) and the development of low carbon solutions opportunities. The Company leverages decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. The Company is also utilizing its expertise to develop CCS projects to help reduce industrial emissions along the coast of the U.S. Gulf of Mexico.

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

Summary of Significant Accounting Policies

The Company has provided a discussion of its significant accounting policies, estimates and judgments in Note 2 – Summary of Significant Accounting Policies included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report. The Company has not changed any of its significant accounting policies from those described in our 2022 Annual Report except as set forth below.

Restricted Cash — Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Condensed Consolidated Balance Sheets. The Company acquired funds held in escrow to be used for future plugging and abandonment (“P&A”) obligations assumed through the EnVen Acquisition (as defined in Note 2 — Acquisitions and Divestitures). These escrow accounts required deposits of approximately $100.0 million, which was fully funded by EnVen (as defined in Note 2 — Acquisitions and Divestitures) prior to the consummation of the acquisition. This is reflected as “Restricted cash” within “Other long-term assets” on the Condensed Consolidated Balance Sheets.

Notes Receivable, net — The Company holds two notes receivable with an aggregate face value of $66.2 million acquired by the Company as part of the EnVen Acquisition (as defined herein), which consist of commitments from the sellers of oil and natural gas properties related to the costs associated with P&A obligations (the “P&A Notes Receivable”). The P&A Notes Receivable are being accreted to their principal amounts and are presented as such, net of the related cumulative estimated credit losses, on the accompanying Condensed Consolidated Balance Sheets. The Company estimates the current expected credit losses related to its P&A Notes Receivable using the probability of default method based on the long-term credit ratings of the counterparties of the notes, which are currently considered “investment grade.”

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$13,631	$44,145
Restricted cash included in Other long-term assets	101,760	—
Total cash, cash equivalent and restricted cash	$115,391	$44,145

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the Consolidated Balance Sheets at their fair values as of the acquisition date.

EnVen Acquisition — On September 21, 2022, the Company executed a merger agreement to acquire EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition,” and such agreement, the “EnVen Merger Agreement”). On February 13, 2023, the Company completed the EnVen Acquisition for consideration consisting of (i) $207.3 million in cash, (ii) 43.8 million shares of the Company’s common stock valued at $832.2 million and (iii) the effective settlement of an accounts receivable balance of $8.4 million. No gain or loss was recognized on settlement as the payable was effectively settled at the recorded amount. The cash payment was partially funded with borrowings under the Bank Credit Facility.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 13, 2023 (in thousands):

Current assets	$238,293
Property and equipment	1,459,916
Other long-term assets:
Restricted cash	100,753
Notes receivable, net	14,844
Other long-term assets	48,899
Current liabilities:
Current portion of long-term debt	(33,234)
Current portion of asset retirement obligations	(7,079)
Other current liabilities	(123,399)
Long-term liabilities:
Long-term debt	(233,836)
Asset retirement obligations	(251,779)
Deferred tax liabilities	(150,504)
Other long-term liabilities	(14,975)
Allocated purchase price	$1,047,899

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

The Company is still finalizing the fair value analysis related to the oil and natural gas properties acquired, asset retirement obligations assumed, certain contingencies and recognized deferred tax liabilities arising from the assets acquired and liabilities assumed. The Company anticipates finalizing the determination of fair values by December 31, 2023.

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.8 million was recognized during the nine months ended September 30, 2023 and $9.0 million was recognized during the year ended December 31, 2022 and reflected in general and administrative expense on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $0.9 million and $24.9 million in severance expense in connection with the EnVen Acquisition for the three and nine months ended September 30, 2023, respectively. See Note 7 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the three months ended September 30, 2023 and the period from February 13, 2023 to September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$126,358	$301,999
Net income (loss)	$37,790	$57,578

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 6 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the P&A Notes Receivable and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the three and nine months ended September 30, 2022 were adjusted to exclude $8.6 million and include $71.1 million of general and administrative expenses, respectively, of which $16.3 million were incurred during the year ended December 31, 2022. Supplemental pro forma earnings for the three and nine months ended September 30, 2023 were adjusted to exclude $0.8 million and $64.9 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$383,136	$552,168	$1,124,970	$1,888,702
Net income (loss)	$(1,483)	$334,368	$131,421	$404,026
Basic net income (loss) per common share	$(0.01)	$2.65	$1.05	$3.20
Diluted net income (loss) per common share	$(0.01)	$2.62	$1.04	$3.18

Divestiture

Mexico Divestiture — On September 27, 2023, the Company closed the sale of a 49.9% equity interest in its subsidiary, Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”) to Zamajal, S.A. de C.V, a wholly owned subsidiary of Grupo Carso, for $74.9 million in cash consideration with an additional $49.9 million contingent on first oil production from the Zama Field (the “Mexico Divestiture”). The contingent consideration will be recognized when regular commercial production from the Zama Field becomes probable. Talos Mexico, through its wholly owned subsidiary, holds a 17.4% unitized interest in the Zama Field.

As a result of the Mexico Divestiture, Talos Mexico was deconsolidated on September 27, 2023 and is now accounted for as an equity method investment. Total assets derecognized included $112.3 million of unproved properties associated with exploration and appraisal activities in Block 7 located in the shallow waters off the coast of Mexico’s Tabasco state. The fair value of the Company’s retained equity method investment in Talos Mexico was $107.6 million. The determination of fair value was based on the implied fair value of Talos Mexico. The implied fair value of Talos Mexico was based on the transaction price of the Mexico Divestiture, which was an orderly transaction between market participants. A gain of $66.2 million was recognized on the Mexico Divestiture during the three and nine months ended September 30, 2023 which is included in “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

Talos Mexico is a variable interest entity (“VIE”) because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. Based on the ownership and governance structure of Talos Mexico, the Company is not the primary beneficiary of this VIE. The Company does not have the unilateral power to direct the most significant activities of Talos Mexico.

Note 3 — Property, Plant and Equipment

Proved Properties

During the three and nine months ended September 30, 2023 and 2022, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At September 30, 2023, the Company’s ceiling test computation was based on SEC pricing of $80.46 per Bbl of oil, $3.58 per Mcf of natural gas and $20.44 per Bbl of NGLs.

Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2022	$541,661
Obligations assumed(1)	258,858
Obligations incurred	297
Obligations settled	(71,097)
Obligations divested	(19,417)
Accretion expense	63,430
Changes in estimate	43,116
Asset retirement obligations at September 30, 2023	$816,848
Less: Current portion at September 30, 2023	69,288
Long-term portion at September 30, 2023	$747,560

(1)
Assumed in connection with the EnVen Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.

At September 30, 2023, the Company has (1) restricted cash of $101.8 million inclusive of interest earned to date, held in escrow and (2) the P&A Notes Receivable of $15.8 million to settle future asset retirement obligations. These assets are discussed in Note 1 — Organization, Nature of Business and Basis of Presentation. During the three and nine months ended September 30, 2023, the Company recognized interest income of $0.4 million and $1.0 million, respectively, related to the P&A Notes Receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost - interest on lease liabilities	$3,604	$1,386	$10,969	$5,179
Operating lease cost, excluding short-term leases(1)	1,323	568	3,419	1,703
Short-term lease cost(2)	33,152	12,982	103,001	24,838
Variable lease cost(3)	666	363	1,856	1,088
Variable and fixed sublease income	(207)	—	(276)	—
Total lease cost	$38,538	$15,299	$118,969	$32,808

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

The present value of the fixed lease payments recorded as the Company’s right-of-use (“ROU”) assets and lease liabilities, adjusted for initial direct costs and incentives were as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease assets	$12,313	$5,903

Current portion of operating lease liabilities	$2,859	$1,943
Operating lease liabilities	18,888	14,855
Total operating lease liabilities	$21,747	$16,798

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$17,426	$16,306
Other long-term liabilities	135,826	149,064
Total finance lease liabilities	$153,252	$165,370

The table below presents the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating cash outflow from finance leases	$10,969	$5,179
Operating cash outflow from operating leases	$4,880	$2,776

ROU assets obtained in exchange for new operating lease liabilities(1)	$12,971	$—
Remeasurement of lease liability arising from modification of ROU asset(2)	$(5,124)	$—

(1)
See EnVen Acquisition in Note 2 — Acquisitions and Divestitures.
(2)
Lease termination accounted for as a lease modification based on the modified lease term. The termination did not take effect contemporaneously with the effective date of the modification.

Note 5 — Financial Instruments

As of September 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$597,544	$664,523	$590,132	$674,542
11.75% Senior Secured Second Lien Notes – due April 2026(1)	$250,006	$248,723	$—	$—
Bank Credit Facility – matures March 2027	$204,333	$215,000	$(4,792)	$—

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash received (paid) on settled derivative instruments	$(6,313)	$(81,162)	$(10,474)	$(368,483)
Unrealized gain (loss)(1)	(92,489)	195,342	(3,194)	137,350
Price risk management activities income (expense)	$(98,802)	$114,180	$(13,668)	$(231,133)

(1)
Includes $1.4 million gain from the unrealized derivative instruments acquired from the EnVen Acquisition for the nine months ended September 30, 2023.

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of September 30, 2023:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
October 2023 – December 2023	NYMEX WTI CMA	12,000	$75.25
January 2024 – December 2024	NYMEX WTI CMA	16,105	$74.37
January 2025 – December 2025	NYMEX WTI CMA	6,986	$74.11
Natural gas:		(MMBtu)	(per MMBtu)
October 2023 – December 2023	NYMEX Henry Hub	20,000	$4.22
January 2024 – December 2024	NYMEX Henry Hub	17,459	$3.44
January 2025 – December 2025	NYMEX Henry Hub	12,466	$4.00

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
October 2023 – December 2023	NYMEX WTI CMA	7,826	$67.76	$86.39
January 2024 – December 2024	NYMEX WTI CMA	1,497	$70.00	$79.32
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
October 2023 – December 2023	NYMEX Henry Hub	10,000	$5.25	$8.46
January 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Three-Way Collar Contracts
Production Period	Settlement Index	Volumes	Short Put Price	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
October 2023 – December 2023	NYMEX WTI CMA	9,200	$51.86	$65.11	$109.25
January 2024 – March 2024	NYMEX WTI CMA	3,200	$57.27	$70.00	$98.01

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$16,047	$—	$16,047
Liabilities:
Oil and natural gas derivatives	—	(64,023)	—	(64,023)
Total net asset (liability)	$—	$(47,976)	$—	$(47,976)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$32,883	$—	$32,883
Liabilities:
Oil and natural gas derivatives	—	(76,242)	—	(76,242)
Total net asset (liability)	$—	$(43,359)	$—	$(43,359)

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

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$11,497	$55,042	$25,029	$68,370
Non-current	4,550	8,981	7,854	7,872
Total gross amounts presented on balance sheet	16,047	64,023	32,883	76,242
Less: Gross amounts not offset on the balance sheet	16,047	16,047	32,883	32,883
Net amounts	$—	$47,976	$—	$43,359

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2023 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities.

Note 6 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	September 30, 2023	December 31, 2022
12.00% Second-Priority Senior Secured Notes – due January 2026	$638,541	$638,541
11.75% Senior Secured Second Lien Notes – due April 2026	242,500	—
Bank Credit Facility – matures March 2027(1)	215,000	—
Total debt, before discount, premium and deferred financing cost	1,096,041	638,541
Unamortized discount, premium and deferred financing cost, net	(44,158)	(53,201)
Total debt(2)	1,051,883	585,340
Less: Current portion of long-term debt	33,109	—
Long-term debt	$1,018,774	$585,340

(1)
As of September 30, 2023, the Company had outstanding borrowings at a weighted average interest rate of 8.42%.
(2)
At September 30, 2023, the Company was in compliance with all debt covenants.

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

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On December 23, 2022, the Company entered into the Incremental Agreement and Ninth Amendment to Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) extended the maturity date of the Bank Credit Facility from November 12, 2024 to March 31, 2027 and includes a springing maturity commencing on the 91st day prior to the earliest stated maturity date of any of the junior lien notes if such junior lien notes have not been refinanced, redeemed or repaid in full, (ii) increased the borrowing base from $1.1 billion to $1.5 billion and (iii) increased commitments from $806.3 million to $965.0 million, in each case went into effect upon the closing of the EnVen Acquisition and the occurrence of certain events related thereto, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report. On June 9, 2023, the borrowing base decreased from $1.5 billion to $1.1 billion and commitments were reaffirmed at $965.0 million as part of the most recent biannual redetermination.

Note 7 — Employee Benefits Plans and Share-Based Compensation

EnVen Acquisition Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2023 (in thousands):

Severance accrual at December 31, 2022	$—
Accrual additions	24,904
Benefit payments	(13,915)
Severance accrual at September 30, 2023	10,989
Less: Current portion at September 30, 2023	10,842
Long-term portion at September 30, 2023	$147

The above table includes involuntary termination benefits that are being provided pursuant to a one-time benefit arrangement that is being spread over the future service period through the termination date. Involuntary termination benefits are also being provided pursuant to contractual termination benefits required by the terms of existing employment agreements. Pursuant to the EnVen Merger Agreement, a rabbi trust was established and funded with $14.5 million at closing to pay a portion of future severance benefits associated with the contractual termination benefits. As of September 30, 2023, the rabbi trust held $6.5 million in assets of which $6.2 million and $0.3 million are included in “Other current assets” and “Other assets,” respectively, on the Condensed Consolidated Balance Sheets and both of which are included in the severance accrual at September 30, 2023 listed above. The assets of the rabbi trust are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Severance costs are reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the nine months ended September 30, 2023:

	RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	3,215,504	$12.79
Granted	1,153,580	$16.24
Vested	(1,644,828)	$12.06
Forfeited	(277,400)	$14.07
Unvested RSUs at September 30, 2023(1)	2,446,856	$14.77

(1)
As of September 30, 2023, 26,975 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the nine months ended September 30, 2023:

	PSUs	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	638,601	$23.66
Granted(1)	593,472	$18.78
Forfeited	(147,286)	$21.47
Unvested PSUs at September 30, 2023	1,084,787	$21.29

(1)
There were 296,736 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute total shareholder return (“TSR”) over a three-year performance period. An additional 296,736 PSUs were granted and are eligible to vest based on continued employment and the Company’s return on the wells included in the 2023 drill program over a three-year performance period.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

	2023
	Grant	Grant
	July 1	March 5
Expected term (in years)	2.5	2.8
Expected volatility	66.2%	73.1%
Risk-free interest rate	4.6%	4.5%
Dividend yield	—%	—%
Fair value (in thousands)	$173	$6,165

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation costs	$2,556	$7,626	$18,038	$20,597
Less: Amounts capitalized to oil and gas properties	2,163	3,316	8,958	8,920
Total share-based compensation expense	$393	$4,310	$9,080	$11,677

Note 8 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended September 30, 2023, the Company recognized an income tax benefit of $15.9 million for an effective tax rate of 88.3%. The Company’s effective tax rate of 88.3% is different than the U.S. federal statutory income tax rate of 21% primarily due to the change of its valuation allowance on its federal deferred tax assets. For the three months ended September 30, 2022, the Company recognized an income tax expense of $0.1 million for an effective tax rate of 0.0%. The Company’s effective tax rate of 0.0% is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

For the nine months ended September 30, 2023, the Company recognized an income tax benefit of $55.5 million for an effective tax rate of -120.9%. The Company’s effective tax rate of -120.9% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of its valuation allowance on its federal deferred tax assets not subject to separate return limitations offset by the impact of other permanent differences. The release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. For the nine months ended September 30, 2022, the Company recognized an income tax expense of $2.3 million for an effective tax rate of 0.6%. The Company’s effective tax rate of 0.6% is lower than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance for its deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company maintains a partial valuation allowance against certain federal deferred tax assets in which it is more likely than not such assets will not be realized in a future period. The Company also maintains a partial valuation allowance against its federal net deferred tax assets subject to separate return limitations, its state net deferred tax assets and its foreign net deferred tax assets. A deferred tax liability of $96.6 million and $2.1 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

EnVen Acquisition

On February 13, 2023, the Company completed the EnVen Acquisition, which is further discussed in Note 2 — Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $150.5 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of EnVen’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be made upon filing EnVen’s tax returns that will result in a change to the net deferred tax impact recorded.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,103)	$250,465	$101,434	$379,165

Weighted average common shares outstanding — basic	124,103	82,576	118,459	82,406
Dilutive effect of securities	—	1,242	803	1,032
Weighted average common shares outstanding — diluted	124,103	83,818	119,262	83,438

Net income (loss) per common share:
Basic	$(0.02)	$3.03	$0.86	$4.60
Diluted	$(0.02)	$2.99	$0.85	$4.54
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,851	120	1,491	1,149

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

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2022 Annual Report. Adage and Bain held approximately 5.2% and 12.2%, respectively, of the Company’s outstanding shares of common stock as of September 30, 2023 based on SEC beneficial ownership reports filed by each of Adage and Bain.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any such fees.

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

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the three and nine months ended September 30, 2023, the Company incurred fees for legal services performed by V&E of approximately $0.1 million and $2.2 million, respectively, of which $0.4 million was payable for legal services performed by V&E. For the three and nine months ended September 30, 2022, the Company incurred fees for legal services performed by V&E of approximately $2.0 million and $3.5 million, respectively, of which $2.5 million was payable for legal services performed by V&E.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.3 million cash contribution for a 50% membership interest in Bayou Bend CCS LLC (“Bayou Bend”). Bayou Bend has a CCS site that is in the early stages of development located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A. Inc. (“Chevron”) for upfront cash consideration of $15.0 million. The Company recognized a $13.9 million gain on the partial sale of its investment in Bayou Bend during the nine months ended September 30, 2022, which is included in “Equity method investments income (expense)” on the Condensed Consolidated Statements of Operations. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf, which was fully funded during the first quarter of 2023. The Bayou Bend investment was increased with an offsetting gain as the capital carry was funded by Chevron. The Company recognized an $8.6 million gain during the nine months ended September 30, 2023 and a $1.4 million gain during the three and nine months ended September 30, 2022 on the funding of the capital carry of its investment in Bayou Bend. This is included in “Equity method investment income (expense)” on the Condensed Consolidated Statements of Operations.

Effective March 1, 2023, Chevron became the operator of Bayou Bend. The Company had a $0.4 million related party receivable from Bayou Bend as of September 30, 2023. This is reflected as “Other, net” within “Accounts receivable” on the Condensed Consolidated Balance Sheets. During March 2023, Bayou Bend expanded its storage footprint through the acquisition of onshore acreage in Chambers and Jefferson Counties, Texas located within the Houston Ship Channel, Beaumont and Port Arthur region.

As of September 30, 2023, the Company owns a 25% membership interest in Bayou Bend, which is a VIE and accounted for using the equity method of accounting. The development of the Bayou Bend CCS hub project is currently being financed through equity contributions from its members. The Company’s maximum exposure to loss as result of its involvement with Bayou Bend is the carrying amount of its investment.

Coastal Bend CCS LLC

As of September 30, 2023, the Company owns a 50% membership interest in Coastal Bend CCS LLC (“Coastal Bend”), which is a VIE and accounted for using the equity method of accounting. Coastal Bend has a CCS point source project site at the Port of Corpus Christi that is in the early stages of development. The development of the Coastal Bend point source project is currently being financed through equity contributions from its members. The Company’s maximum exposure to loss as a result of its involvement with Coastal Bend is the carrying amount of its investment. The Company had a $4.2 million related party receivable from Coastal Bend as of September 30, 2023. This is reflected as “Other, net” within “Accounts receivable” on the Condensed Consolidated Balance Sheets.

Talos Mexico

As of September 30, 2023, the Company owns a 50.1% equity interest in Talos Mexico (see Note 2 - Acquisitions and Divestitures for additional information). The Company had a $0.3 million related party receivable from Talos Mexico as of September 30, 2023. This is reflected as “Other, net” within “Accounts receivable” on the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with Talos Mexico is the carrying amount of its investment.

Note 11 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico.

As of September 30, 2023, the Company had secured performance bonds from third party sureties totaling $1.4 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of September 30, 2023, the Company had secured letters of credit issued under its Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 6 — Debt for further information on the Bank Credit Facility.

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

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023. As of September 30, 2023, the Company has recorded $14.1 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss the suit. The trial was held in the Delaware Chancery Court in late July 2023. The Company agreed to dismiss the litigation with prejudice on September 14, 2023.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities” and the changes in that liability were as follows (in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of period	$54,269	$24,336
Additions	266	8,900
Changes in estimate	9,188	22,658
Settlements	(40,415)	(1,625)
Balance, end of period	$23,308	$54,269
Less: Current portion	7,200	42,069
Long-term portion	$16,108	$12,200

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

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Three Months Ended September 30, 2023	$383,135	$—	$383,135
Three Months Ended September 30, 2022	377,128	—	377,128
Nine Months Ended September 30, 2023	1,072,927	—	1,072,927
Nine Months Ended September 30, 2022	1,309,779	—	1,309,779
Equity in the Net Income (Loss) of Investees Accounted for by the Equity Method:
Three Months Ended September 30, 2023	$118	$(2,612)	$(2,494)
Three Months Ended September 30, 2022	75	(497)	(422)
Nine Months Ended September 30, 2023	373	(6,023)	(5,650)
Nine Months Ended September 30, 2022	5	(694)	(689)
Adjusted EBITDA:
Three Months Ended September 30, 2023	$255,228	$(5,045)	$250,183
Three Months Ended September 30, 2022	199,675	(715)	198,960
Nine Months Ended September 30, 2023	719,326	(13,562)	705,764
Nine Months Ended September 30, 2022	669,103	(8,659)	660,444
Segment Expenditures:
Nine Months Ended September 30, 2023	$559,873	$37,183	$597,056
Nine Months Ended September 30, 2022	297,486	2,027	299,513

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

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Total for reportable segments	$255,228	$199,675	$719,326	$669,103
All other	(5,045)	(715)	(13,562)	(8,659)
Unallocated corporate general and administrative expense	(1,366)	(1,400)	(4,161)	(3,894)
Interest expense	(45,637)	(29,265)	(128,850)	(91,531)
Depreciation, depletion and amortization	(163,359)	(92,323)	(480,476)	(295,174)
Accretion expense	(21,256)	(13,179)	(63,430)	(42,400)
Transaction and other income (expenses)(1)	64,321	(3,219)	38,799	38,856
Decommissioning obligations(2)	(7,972)	(20)	(9,454)	(10,553)
Derivative fair value gain (loss)(3)	(98,802)	114,180	(13,668)	(231,133)
Net cash (received) paid on settled derivative instruments (3)	6,313	81,162	10,474	368,483
Non-cash equity-based compensation expense	(393)	(4,310)	(9,080)	(11,677)
Income (loss) before income taxes	$(17,968)	$250,586	$45,918	$381,421

(1)
For the three and nine months ended September 30, 2023, transaction expenses includes $1.5 million and $39.4 million, respectively, in costs related to the EnVen Acquisition, inclusive of $0.9 million and $24.9 million, respectively, in severance expense. For the three and nine months ended September 30, 2022, transaction expenses includes $4.3 million and $5.0 million, respectively, in costs related to the EnVen Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures and Note 7 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three and nine months ended September 30, 2023, the amount includes a $66.2 million gain on the Mexico Divestiture. See further discussion in Note 2 — Acquisitions and Divestitures. The amount includes a gain on the funding of the capital carry of our investment in Bayou Bend by Chevron of $8.6 million for the nine months ended September 30, 2023 and a $1.4 million for the three and nine months ended September 30, 2022. Additionally, it includes a $13.9 million gain on the partial sale of its investment in Bayou Bend to Chevron for the nine months ended September 30, 2022. See further discussion in Note 10 — Related Party Transactions. For the nine months ended September 30, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Note 11 — Commitments and Contingencies.
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

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Nine Months Ended September 30,
	2023	2022
Segment Expenditures:
Total reportable segments	$559,873	$297,486
All other	37,183	2,027
Change in capital expenditures included in accounts payable and accrued liabilities	15,085	(32,430)
Plugging & abandonment	(71,097)	(60,304)
Decommissioning obligations settled	(40,415)	—
Investment in CCS intangibles and equity method investees	(37,168)	(2,027)
Deferred payments	(841)	—
Non-cash well equipment inventory transfers	(24,476)	3,403
Other	362	1,437
Exploration, development and other capital expenditures	$438,506	$209,592

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

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) and offshore Mexico, both upstream through oil and gas exploration and production (“Upstream”) and the development of low carbon solutions opportunities. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. We are also utilizing our expertise to develop CCS projects to help reduce industrial emissions along the coast of the U.S. Gulf of Mexico.

We have historically focused our Upstream operations in the U.S. Gulf of Mexico because of our deep experience and technical expertise in the basin, which maintains favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic and geophysical databases, extensive infrastructure and an attractive and robust asset acquisition market. Additionally, we have access to state-of-the-art three-dimensional seismic data, some of which is aided by new and enhanced reprocessing techniques that have not been previously applied to our current acreage position. We use our broad regional seismic database and our reprocessing efforts to generate a large and expanding inventory of high-quality prospects, which we believe greatly improves our development and exploration success. The application of our extensive seismic database, coupled with our ability to effectively reprocess this seismic data, allows us to both optimize our organic drilling program and better evaluate a wide range of business development opportunities, including acquisitions and collaborative arrangement opportunities, among others.

In order to determine the most attractive returns for our drilling program, we employ a disciplined portfolio management approach to stochastically evaluate all of our drilling prospects, whether they are generated organically from our existing acreage, an acquisition or joint venture opportunities. We add to and reevaluate our inventory in order to deploy capital as efficiently as possible.

We have two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is our only reportable segment. See additional information in Part I, Item 1. “Financial Statements — Note 12 — Segment Information.”

Significant Developments

The following significant development has occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Mexico Divestiture — On September 27, 2023, we sold a 49.9% interest in Talos Energy Mexico 7, S. de R.L. de C.V., a wholly owned subsidiary of the Company, to Zamajal, S.A. de C.V, a wholly owned subsidiary of Grupo Carso. See Part I, Item 1. “Financial Statements — Note 2 —Acquisitions and Divestitures” for more information.

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

During the third quarter of 2022, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-September, resulting in a total shut-in period of 41 days. The shut-in resulted in an estimated deferred production of approximately 6.2 MBoepd and 2.1 MBoepd for the three and nine months ended September 30, 2022, respectively, based on production rates prior to the shut-in. The next dry-dock is scheduled for first half of 2024 with a projected shut-in period of approximately 55 days.

During the third quarter of 2022, we experienced approximately 17 days of planned third-party downtime due to maintenance of the Shell Odyssey Pipeline, which carries our production primarily from our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility. Production resumed in October 2022. We estimate the shut-in resulted in the deferred production of approximately 1.8 MBoepd and 0.6 MBoepd for the three and nine months ended September 30, 2022, respectively, based on production rates prior to the shut-in.

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

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production.

During the period January 1, 2023 through September 30, 2023, the daily spot prices for NYMEX WTI crude oil ranged from a high of $93.67 per Bbl to a low of $66.61 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.78 per MMBtu to a low of $1.74 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices we realize for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of September 30, 2023.

The U.S. Energy Information Administration (“EIA”) published its October 2023 Short-Term Energy Outlook on October 11, 2023. The EIA expects natural gas prices to average more than $3.03 per MMBtu in the fourth quarter of 2023 and $3.23 per MMBtu in 2024. The EIA also expects the NYMEX WTI spot price will average $86.65 per Bbl in the fourth quarter of 2023 and $90.91 per Bbl in 2024. The EIA believes crude oil prices will rise in the coming months, reflecting its expectations of tightening balances in global oil markets. The Israel-Hamas war, which commenced in early October, and the threat of increased conflict in the Middle East raises the potential for oil supply disruptions and higher oil prices. Current OPEC Plus production targets are set to expire at the end of 2024. The EIA assumes that continuing voluntary cuts and other factors will keep actual OPEC Plus crude oil production well below targets as the group tries to limit increases in global oil inventories. However, should OPEC Plus produce closer to target levels than the EIA currently assumes, it could reduce forecasted prices in 2024. Also, the rate at which U.S. tight oil producers add drilling rigs and improve well-level efficiency is highly uncertain and could cause global oil production to vary significantly from the EIA forecast. Finally, the global economic outlook remains uncertain, and unexpected changes in gross domestic product, or GDP, growth in the coming months could affect oil demand.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices. In addition, the U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve (the “Fed”) and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business. The Fed raised rates by a quarter of a percentage point on March 22, 2023; May 3, 2023; and July 26, 2023. The latest interest rate hike increased the federal funds rate to a range of 5.25%-5.50%, its highest level since 2001. The Fed wants inflation to return to its 2% goal over time, and even though inflation is declining, it is still high in absolute terms. Future interest rate hikes remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and nine months ended September 30, 2023 and 2022, we did not recognize an impairment based on the ceiling test computations. At September 30, 2023 our ceiling test computation was based on SEC pricing of $80.46 per Bbl of oil, $3.58 per Mcf of natural gas and $20.44 per Bbl of NGLs.

There is a significant degree of uncertainty with the assumptions used to estimate the present value of future net cash flows from estimated production of proved oil and gas reserves due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors” included in our 2022 Annual Report. The discounted present value of our proved reserves is a major component of the Ceiling calculation. Any decrease in SEC pricing or increase in capital or operating costs could negatively impact the estimated future discounted net cash flows related to our proved oil and natural gas properties.

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

On June 29, 2023, BOEM published a proposed rule that, if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements applicable to offshore oil and gas operations. The proposed rule would change the current criteria used to determine whether OCS lease and grant holders are required to secure supplemental financial assurance. The proposed rule would no longer use the current 5-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead proposes a simplified test: (1) the credit rating of the lessee and, where applicable, (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. Under the proposed rule, the BOEM would no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance should be provided by current lessees and grant holders. The BOEM would not require supplemental financial assurance above the base bond requirements in three cases: (1) where a lessee has an investment grade credit rating (i.e., a credit rating from a Nationally Recognized Statistical Ratings Organizations, or NRSRO, that is greater than or equal to either BBB- from S&P or Baa3 from Moody’s, or its equivalent, or a proxy credit rating greater than or equal to either BBB- or Baa3, as determined by the Regional Director and based upon a company’s audited financial information with an accompanying auditor’s certificate); (2) where there are multiple co-lessees on a lease and any one of those lessees meets the credit rating threshold; and (3) for any lease on which all lessees are rated below investment grade, where the value of the lease’s proved oil and gas reserves is at least three times that of the estimated decommissioning cost estimate. The BOEM proposes to phase in compliance with the new requirements over a three-year period. The extended public comment period closed on September 7, 2023, and BOEM is reviewing the comments received. At this time, we cannot predict whether BOEM will adopt the final rule in its current form or at all, the timing for any final decision, or whether any changes will result from the public notice and comment process, but will continue to monitor this rulemaking.

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

Oil Spill Response Plan — We maintain a Regional Oil Spill Response Plan that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil spill response plans are generally approved by the BSEE biennially, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. Additionally, these plans are tested and drills are conducted periodically at all levels.

Hurricanes, Tropical Storms and Loop Currents — Since our operations are in the U.S. Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes, tropical storms and loop currents on production and capital projects. Significant impacts could include reductions and/or deferrals of future production and revenues and increased lease operating expenses for evacuations and repairs.

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261 included in the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding the two Gulf of Mexico lease sales. President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law on August 16, 2022. The IRA 2022 reinstated Lease Sale 257 held in November 2021, and required the DOI to both accept all valid high bids received in Lease Sale 257 and issue leases to the high bidders. We were one of the most active bidders in Lease Sale 257 and we were the high bidder on 10 blocks and awarded leases on 9 blocks. In January 2023, BOEM released its final environmental impact statement for Lease Sales 259 and 261 and, in March 2023, announced the results of Lease Sale 259, in which we were the high bidder on four offshore blocks, and were awarded leases on all four blocks. Lease Sale 261 was scheduled to be held on November 8, 2023, pursuant to a September 21, 2023 court order from the United States District Court for the Western District of Louisiana, as amended by a September 25, 2023 order from the United States Court of Appeals for the Fifth Circuit. However, on October 26, 2023, the United States Court of Appeals for the Fifth Circuit stayed its and the District Court’s ruling, scheduling oral arguments for November 13, 2023. On November 2, 2023, BOEM announced that it is postponing Lease Sale 261 as a result of the Appeals Court’s October 26, 2023 order. BOEM stated it will hold Lease Sale 261 after it receives further direction from the Appeals Court.

BOEM’s development of a new five-year national program typically takes place over several years, during which successive drafts of the program are published for review and comment. At the end of the process, the Secretary of the Interior must submit the Proposed Final Program (“PFP”) to the President and to Congress for a period of at least 60 days, after which the program may be approved by the Secretary of the Interior and may take effect with no further regulatory or legislative action.

BOEM took the first formal step in pursuit of a new five-year national program in January 2018 by releasing a Draft Proposed Program. The OCSLA and its implementing regulations call for two subsequent drafts, a Proposed Program (“PP”), which is open for public comment for a period of at least 90 days, and then a PFP, which is submitted to Congress and the President for 60 days before implementation. These later program stages also are accompanied by publication of a draft and final Programmatic Environmental Impact Statement (“PEIS”), with a period for public comment on the draft PEIS. The PP and a draft PEIS for the 2023-2028 five-year period were published in the Federal Register on July 8, 2022, with a 90-day comment period. The PP included no more than ten potential lease sales in the Gulf of Mexico. On September 29, 2023, the PFP for 2024-2029 was published and includes a maximum of three potential oil and gas lease sales in the Gulf of Mexico scheduled to be held in years 2025, 2027 and 2029. Release of the PFP and corresponding Final PEIS initiated the 60-day waiting period required before formal approval occurs and a Record of Decision is finalized.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Oil	$359,404	$295,585	$63,819	$995,081	$1,078,800	$(83,719)
Natural gas	16,871	68,360	(51,489)	53,383	181,747	(128,364)
NGL	6,860	13,183	(6,323)	24,463	49,232	(24,769)
Total revenues	$383,135	$377,128	$6,007	$1,072,927	$1,309,779	$(236,852)

Production Volumes:
Oil (MBbls)	4,451	3,258	1,193	13,358	11,020	2,338
Natural gas (MMcf)	6,005	7,292	(1,287)	19,769	24,746	(4,977)
NGL (MBbls)	403	403	—	1,318	1,372	(54)
Total production volume (MBoe)	5,855	4,876	979	17,971	16,516	1,455

Daily Production Volumes by Product:
Oil (MBblpd)	48.4	35.4	13.0	48.9	40.4	8.5
Natural gas (MMcfpd)	65.3	79.3	(14.0)	72.4	90.6	(18.2)
NGL (MBblpd)	4.4	4.4	0.0	4.8	5.0	(0.2)
Total production volume (MBoepd)	63.7	53.0	10.7	65.8	60.5	5.3

Average Sale Price Per Unit:
Oil (per Bbl)	$80.75	$90.73	$(9.98)	$74.49	$97.89	$(23.40)
Natural gas (per Mcf)	$2.81	$9.37	$(6.56)	$2.70	$7.34	$(4.64)
NGL (per Bbl)	$17.02	$32.71	$(15.69)	$18.56	$35.88	$(17.32)
Price per Boe	$65.44	$77.34	$(11.90)	$59.70	$79.30	$(19.60)
Price per Boe (including realized commodity derivatives)	$64.36	$60.70	$3.66	$59.12	$56.99	$2.13

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment due to changes in sales prices and production volumes (in thousands):

	Three Months Ended September 30, 2023 vs 2022			Nine Months Ended September 30, 2023 vs 2022
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$(44,422)	$108,241	$63,819	$(312,586)	$228,867	$(83,719)
Natural gas	(39,430)	(12,059)	(51,489)	(91,833)	(36,531)	(128,364)
NGL	(6,323)	—	(6,323)	(22,831)	(1,938)	(24,769)
Total revenues	$(90,175)	$96,182	$6,007	$(427,250)	$190,398	$(236,852)

Three Months Ended September 30, 2023 and 2022 Volumetric Analysis — Production volumes increased by 10.7 MBoepd to 63.7 MBoepd. The increase was primarily due to 19.1 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. Additionally, production volumes increased due to the third party downtime associated with the HP-I dry-dock in our Phoenix Field and the Shell Odyssey Pipeline shut-in primarily impacting our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility, which resulted in 6.2 MBoepd and 1.8 MBoepd of deferred production, respectively, during 2022. These increases were partially offset by a decrease of 12.1 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field. Additionally, there was approximately 2.4 MBoepd of deferred production resulting from loop currents requiring intermittent shut-ins of the HP-I and associated infrastructure in the Phoenix Field.

Nine Months Ended September 30, 2023 and 2022 Volumetric Analysis — Production volumes increased by 5.3 MBoepd to 65.8 MBoepd. The increase was primarily due to 17.0 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. Additionally, production volumes increased due to the third party downtime for the HP-I dry-dock in our Phoenix Field, the Eugene Island Pipeline System shut-in primarily impacting HP-I and Green Canyon 18 Field and the Shell Odyssey Pipeline shut-in primarily impacting our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility, which resulted in 4.2 MBoepd of deferred production during 2022. These increases were partially offset by a decrease of 14.7 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis to our Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease operating expenses	$103,548	$81,760	$286,075	$229,156
Lease operating expenses per Boe	$17.69	$16.77	$15.92	$13.87

Three Months Ended September 30, 2023 and 2022 — Lease operating expense for the three months ended September 30, 2023 increased by approximately $21.8 million, or 27%. This increase was primarily related to lease operating expenses of $27.3 million incurred in connection with assets acquired from the EnVen Acquisition. This increase was partially offset by a $3.4 million decrease in facility and workover expense related to repairs and maintenance at the Phoenix Field and the Pompano Field compared to the same period in 2022.

Nine Months Ended September 30, 2023 and 2022 — Lease operating expense for the nine months ended September 30, 2023 increased by approximately $56.9 million, or 25%. This increase was primarily related to lease operating expenses of $59.0 million incurred in connection with assets acquired from the EnVen Acquisition. Additionally, there was a $11.3 million decrease in production handling fees related to reimbursements for costs from certain third parties related to our historical operations. This increase was partially offset by a $22.5 million decrease in facility and workover expense related to repairs and maintenance at the Phoenix Field and the Gunflint Field compared to the same period in 2022.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation, depletion and amortization	$163,359	$92,323	$480,476	$295,174

Three Months Ended September 30, 2023 and 2022 — Depreciation, depletion and amortization expense for the three months ended September 30, 2023 increased by approximately $71.0 million, or 77%. This was due to an increase of $8.88 per Boe, or 47%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the EnVen Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and the extension of the HP-I lease during the fourth quarter of 2022, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in the 2022 Annual Report.

Nine Months Ended September 30, 2023 and 2022 — Depreciation, depletion and amortization expense for the nine months ended September 30, 2023 increased by approximately $185.3 million, or 63%. This was due to an increase of $8.81 per Boe, or 50%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the EnVen Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and the extension of the HP-I lease during the fourth quarter of 2022, a discussion of which is included in the accompanying Notes to Consolidated Financial Statements in our 2022 Annual Report.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Upstream Segment	$21,054	$23,606	$108,310	$59,561
CCS Segment	2,472	(22)	8,246	6,358
Unallocated corporate	1,362	1,705	4,701	4,823
Total general and administrative expense	$24,888	$25,289	$121,257	$70,742

Upstream general and administrative expense per Boe	$3.60	$4.84	$6.03	$3.61

Three Months Ended September 30, 2023 and 2022 — General and administrative expense for the three months ended September 30, 2023 decreased by approximately $0.4 million, or 2%. There was a decrease in non-cash equity-based compensation of $3.9 million, primarily due to a forfeiture during the third quarter of 2023. Additionally, Upstream Segment transaction costs related to the closing and continued integration of the EnVen Acquisition decreased $2.8 million or $0.63 per Boe compared to the same period in 2022. This was partially offset by an increase in the CCS Segment’s general and administrative expenses due to the reimbursement of project costs incurred from inception to date from certain partners during the third quarter of 2022. Additionally, payroll expense increased from additional employee headcount primarily related to the EnVen Acquisition.

Nine Months Ended September 30, 2023 and 2022 — General and administrative expense for the nine months ended September 30, 2023 increased by approximately $50.5 million, or 71%. This increase was primarily related to higher Upstream Segment transaction costs for the closing and continued integration of the EnVen Acquisition of $34.5 million or $1.89 per Boe. Additionally, there was an increase in payroll expense due to additional employee headcount primarily related to the EnVen Acquisition and the CCS Segment’s general and administrative expenses due to the reimbursement of project costs incurred from inception to date from certain partners during the third quarter of 2022. These increases were partially offset by a decrease in non-cash equity-based compensation of $2.6 million, primarily due to a forfeiture during the third quarter of 2023.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accretion expense	$21,256	$13,179	$63,430	$42,400
Other operating (income) expense	$(57,287)	$(366)	$(55,172)	$12,142
Interest expense	$45,637	$29,265	$128,850	$91,531
Price risk management activities (income) expense	$98,802	$(114,180)	$13,668	$231,133
Equity method investment (income) expense	$2,493	$(991)	$(2,938)	$(14,599)
Other (income) expense	$(2,193)	$(692)	$(10,450)	$(31,991)
Income tax (benefit) expense	$(15,865)	$121	$(55,516)	$2,256

Three Months Ended September 30, 2023 and 2022 —

Accretion Expense — During the three months ended September 30, 2023, we recorded $21.3 million of accretion expense compared to $13.2 million during the three months ended September 30, 2022. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the three months ended September 30, 2023, we recognized a gain of $66.2 million on the Mexico Divestiture. See further discussion in See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” This gain was partially offset by $8.0 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Interest Expense — During the three months ended September 30, 2023, we recorded $45.6 million of interest expense compared to $29.3 million during the three months ended September 30, 2022. The change is primarily the result of the increase in interest associated with the 11.75% Notes (as defined below under “ — Liquidity and Capital Resources — Overview of Debt Instruments”) assumed as part of the EnVen Acquisition. Additionally, there was an increase in interest associated with the Bank Credit Facility due to increased interest rates and average borrowings when compared to the same period 2022.

Price Risk Management Activities — The expense of $98.8 million for the three months ended September 30, 2023 consists of $92.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $6.3 million in cash settlement losses. The income of $114.2 million for the three months ended September 30, 2022 consists of $195.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $81.2 million in cash settlement losses.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each month. As a result of the derivative contracts we have on our anticipated production volumes through December 2025, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.”

Income Tax (Benefit) Expense — During the three months ended September 30, 2023, we recorded $15.9 million of income tax benefit compared to $0.1 million of income tax expense during the three months ended September 30, 2022. The income tax expense is primarily due to a change of its valuation allowance on its deferred tax assets. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 8 — Income Taxes.”

Nine Months Ended September 30, 2023 and 2022 —

Accretion Expense — During the nine months ended September 30, 2023, we recorded $63.4 million of accretion expense compared to $42.4 million during the nine months ended September 30, 2022. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the nine months ended September 30, 2023, we recognized a gain of $66.2 million on the Mexico Divestiture. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” This gain was partially offset by $9.5 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the nine months ended September 30, 2022, we recorded $10.6 million of estimated decommissioning obligations. See Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Interest Expense — During the nine months ended September 30, 2023, we recorded $128.9 million of interest expense compared to $91.5 million during the nine months ended September 30, 2022. The change is primarily the result of the increase in interest associated with the 11.75% Notes assumed as part of the EnVen Acquisition. Additionally, there was an increase in interest associated with the Bank Credit Facility due to increased interest rates when compared to the same period 2022.

Price Risk Management Activities — The expense of $13.7 million for the nine months ended September 30, 2023 consists of $10.5 million in cash settlement losses and $3.2 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The expense of $231.1 million for the nine months ended September 30, 2022 consists of $368.5 million in cash settlement losses offset by $137.4 million in non-cash gains from the increase in the fair value of our open derivative contracts.

Equity Method Investment (Income) Expense — During the nine months ended September 30, 2023, we recorded an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron offset by equity losses of $5.6 million. During the nine months ended September 30, 2022, we recorded a $13.9 million gain on the partial sale and $1.4 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron offset by equity losses of $0.7 million. See Part I, Item 1. “Financial Statements — Note 10 — Related Party Transactions” for additional information.

Other (Income) Expense — During the nine months ended September 30, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”

Income Tax (Benefit) Expense — During the nine months ended September 30, 2023, we recorded $55.5 million of income tax benefit compared to $2.3 million of income tax expense during the nine months ended September 30, 2022. The income tax benefit is primarily due to a non-cash tax benefit of $54.9 million related to the partial release of the valuation allowance on our federal deferred tax assets offset by the impact of other permanent differences. The partial release of the valuation allowance is a result of the deferred tax liabilities acquired with the EnVen Acquisition. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 8 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,103)	$250,465	$101,434	$379,165
Interest expense	45,637	29,265	128,850	91,531
Income tax (benefit) expense	(15,865)	121	(55,516)	2,256
Depreciation, depletion and amortization	163,359	92,323	480,476	295,174
Accretion expense	21,256	13,179	63,430	42,400
EBITDA	212,284	385,353	718,674	810,526
Transaction and other (income) expenses(1)	(64,321)	3,219	(38,799)	(38,856)
Decommissioning obligations(2)	7,972	20	9,454	10,553
Derivative fair value (gain) loss(3)	98,802	(114,180)	13,668	231,133
Net cash received (paid) on settled derivative instruments(3)	(6,313)	(81,162)	(10,474)	(368,483)
Non-cash equity-based compensation (income) expense	393	4,310	9,080	11,677
Adjusted EBITDA	$248,817	$197,560	$701,603	$656,550

(1)
For the three and nine months ended September 30, 2023, transaction expenses includes $1.5 million and $39.4 million, respectively, in costs related to the EnVen Acquisition, inclusive of $0.9 million and $24.9 million, respectively, in severance expense. For the three and nine months ended September 30, 2022, transaction expenses includes $4.3 million and $5.0 million, respectively, in costs related to the EnVen Acquisition. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and “Note 7 — Employee Benefits Plans and Share-Based Compensation.” Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three and nine months ended September 30, 2023, the amount includes a $66.2 million gain on the Mexico Divestiture. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” The amount includes a gain on the funding of the capital carry of our investment in Bayou Bend by Chevron of $8.6 million for the nine months ended September 30, 2023 and a $1.4 million for the three and nine months ended September 30, 2022. Additionally, it includes a $13.9 million gain on the partial sale of its investment in Bayou Bend to Chevron for the nine months ended September 30, 2022. See further discussion in Part I, Item 1. “Financial Statements — Note 10 — Related Party Transactions.” For the nine months ended September 30, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Part I, Item 1. “Financial Statements — Note 11 — Commitments and Contingencies.”
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowings under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed is making it more expensive to borrow money. Our working capital deficit has decreased since December 31, 2022 primarily due to an increase in our accounts receivables that was offset by an increase in the current portion of long-term debt of $33.1 million related to the 11.75% Notes assumed as part of the EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 6 — Debt.” As of September 30, 2023, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $752.9 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2023 (in thousands):

U.S. drilling & completions	$317,900
Mexico appraisal & exploration	291
Asset management(1)	81,677
Seismic and G&G, land, capitalized G&A and other	48,493
Total Upstream capital expenditures	448,361
Plugging & abandonment	71,097
Decommissioning obligations settled(2)	40,415
Total Upstream	559,873
Investment in CCS	37,183
Total	$597,056

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remaining portion of our 2023 Upstream capital spending program of $650.0 million to $675.0 million and plugging & abandonment and decommissioning obligations of $120.0 million to $130.0 million as well as expected investments in our CCS Segment of $70.0 million to $90.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. In March and June of 2023, we repurchased 1.9 million shares for $26.6 million and 1.5 million shares for $20.9 million, respectively. As of September 30, 2023, there is $52.5 million remaining under the authorized program. All repurchased shares are held in treasury.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$342,811	$538,928
Investing activities	$(391,874)	$(198,652)
Financing activities	$120,309	$(345,638)

Operating Activities — Net cash provided by operating activities decreased $196.1 million in the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily attributable to a decrease from revenues combined with an increase in lease operating expense of $293.8 million.

Investing Activities — Net cash used in investing activities increased $193.2 million in the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to an increase in capital expenditures of $228.9 million and contributions to equity method investees of $27.1 million. Capital expenditures for drilling and completion projects during 2022 generally were budgeted and occurred during the third and fourth quarters. Budgeted capital expenditures for drilling and completion projects for 2023 were more heavily weighted to occur in the first half of 2023. The capital expenditure budget for 2023 also included projects related to the EnVen Acquisition. This was offset by cash proceeds of $74.9 million from the Mexico Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Financing Activities — Cash flow from financing activities changed $465.9 million in the nine months ended September 30, 2023 compared to the corresponding period in 2022. We had net borrowings from the Bank Credit Facility of $215.0 million for the nine months ended September 30, 2023 due to the funding of the EnVen Acquisition, working capital needs and capital expenditures. We had net repayments of $315.0 million during the same period in 2022 due to a management goal to reduce our leverage ratio coupled with a commodity price environment that supported debt repayments to achieve such goal. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. We repurchased $47.5 million of our common stock through our share repurchase program during the nine months ended September 30, 2023. See the subsection entitled “— Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information. Additionally, there was an increase in deferred financing costs of $11.6 million and redemption of senior notes of $8.9 million in each case when compared to the same period in 2022. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for additional information.

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

11.75% Senior Secured Second Lien Notes — due April 2026 — On February 13, 2023, in conjunction with the closing of the EnVen Acquisition, we assumed EnVen’s 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) with a principal amount outstanding of $257.5 million. The 11.75% Notes will mature on April 15, 2026 and interest accrues and is to be paid semi-annually in cash in arrears on April 15th and October 15th of each year. The 11.75% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the Issuer’s existing first-priority obligations under its Bank Credit Facility. The indenture governing the 11.75% Notes requires the redemption of $15.0 million of the principal amount outstanding at par value on April 15th and October 15th of each year. We made a payment of $29.2 million on October 16, 2023 for the redemption of outstanding principal and interest incurred. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for more information.

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

The following table presents the balance sheet information for the Issuer and the Guarantors for the respective periods (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$400,028	$344,525
Non-current assets	4,294,989	2,571,254
Total assets	$4,695,017	$2,915,779

Current liabilities	$628,020	$599,669
Non-current liabilities	2,061,239	1,285,992
Talos Energy Inc. stockholdersʼ equity	2,005,758	1,030,118
Total liabilities and stockholdersʼ equity	$4,695,017	$2,915,779

The following table presents the statement of operations information for the Issuer and the Guarantors (in thousands):

Nine Months Ended September 30, 2023
Revenues	$1,072,927
Costs and expenses	(968,643)
Net income (loss)	$104,284

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following table and discussion summarize our material cash requirements from known contractual obligations as of September 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total(5)
Long-term financing obligations:
Debt principal	$15,000	$30,000	$30,000	$806,041	$215,000	$—	$1,096,041
Debt interest	11,501	120,798	117,479	65,578	5,529	—	320,885
Vessel commitments(1)	9,537	1,304	—	—	—	—	10,841
Derivative liabilities	18,141	45,882	—	—	—	—	64,023
Operating lease obligations	1,438	4,748	4,716	4,803	4,708	9,194	29,607
Finance lease(2)	11,602	19,336	—	—	—	—	30,938
Purchase obligations(3)	53,058	4,579	—	—	—	—	57,637
Other commitments(4)	327	2,468	2,468	2,141	—	—	7,404
Total contractual obligations(5)	$120,604	$229,115	$154,663	$878,563	$225,237	$9,194	$1,617,376

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
(5)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $816.8 million as of September 30, 2023. For additional information regarding these liabilities, please see Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.” Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Financial Statements — Note 11 — Commitment and Contingencies.”

Performance Obligations — As of September 30, 2023, we had secured performance bonds totaling $1.4 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico from third party sureties. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Financial Statements — Note 6 — Debt” for further information on the Bank Credit Facility.

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

Price Risk Management Activities

We had commodity derivative instruments in place to reduce the price risk associated with future production of 11,954 MBbls of crude oil and 17,360 MMBtu of natural gas at September 30, 2023, with a net derivative liability position of $48.0 million. For additional information regarding our commodity derivative instruments, see Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments,” included elsewhere in this Quarterly Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at September 30, 2023 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$(47,976)	$(133,202)	$(85,226)	$34,441	$82,417

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following proceedings represent previous EnVen litigation that was assumed as part of the EnVen Acquisition.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023. As of September 30, 2023, the Company has recorded $14.1 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

In July 2019, EnVen filed a lawsuit against Mr. Dunwoody in Delaware Chancery Court for breach of fiduciary duty and equitable fraud relating to Mr. Dunwoody’s conduct while he was President of EnVen. In January 2020, EnVen filed an amended complaint that added claims against Oilfield Pipe of Texas, LLC for aiding and abetting Mr. Dunwoody’s breach of his fiduciary duty and equitable fraud. On April 21, 2022, the Delaware Chancery Court denied Mr. Dunwoody’s renewed motion to dismiss the suit. The trial was held in the Delaware Chancery Court in late July 2023. The Company agreed to dismiss the litigation with prejudice on September 14, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in a privately negotiated transaction, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. There were no shares of common stock repurchased during the three months ended September 30, 2023. As of September 30, 2023, there is $52.5 million remaining under the authorized program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Talos Energy Inc.

Date:	November 6, 2023	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Senior Vice President