Form 10-K
period 2023-12-31
TALOS ENERGY INC.
filed 2024-02-29
CIK 1724965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $1,493,763,437.

The number of shares of registrant’s Common Stock outstanding as of February 21, 2024 was 158,632,597.

Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include statements about:

•
business strategy;
•
recoverable resources, reserves and prospective storage resources;
•
drilling prospects, inventories, projects and programs;
•
our ability to replace the reserves that we produce through drilling and property acquisitions;
•
financial strategy, liquidity and capital required for our development program and other capital expenditures;
•
realized oil and natural gas prices;
•
risks related to the pending and future mergers and acquisitions, such as the acquisition of QuarterNorth Energy Inc. (“QuarterNorth,” and such transaction, the “QuarterNorth Acquisition”), including the risk that we may fail to complete such transaction on the terms contemplated or at all, and/or to realize the expected benefits of any such transaction;
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
•
our integration of acquisitions, including the QuarterNorth Acquisition, and future performance of the combined company;
•
future leasehold or business acquisitions on desired terms;
•
costs of developing properties;
•
general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries and acts of terrorism or sabotage;
•
credit markets;
•
volatility in the political, legal and regulatory environments ahead of the upcoming domestic and foreign presidential elections;
•
estimates of future income taxes;
•
our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•
the success of our low carbon solutions business, including as a result of any development opportunities, permitting, access to capital to finance such opportunities, the timing and amount of revenues therefrom and potential future customers;

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; the lack of a resolution to the war in Ukraine and increasing hostilities in the Middle East, and their impact on commodity markets; the impact of any pandemic and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; the effect of a possible U.S. government shutdown and resulting impact on economic conditions and delays in regulatory and permitting approvals; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations, risks associated with permitting for—and access to capital to finance—our CCS opportunities; and the other risks discussed in Part I, Item 1A. Risk Factors which are included herein.

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

SUMMARY RISK FACTORS

Risks Related to our Business and the Oil and Natural Gas Industry

•
Oil and natural gas prices are volatile. Stagnation or declines in commodity prices may adversely affect our financial condition and results of operations, cash flows, access to the capital markets and available borrowings under our Bank Credit Facility and our ability to grow.
•
Future exploration and drilling results are uncertain and involve substantial costs.
•
Our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic region, making us vulnerable to risks associated with operating in one geographic area.
•
Production periods or relatively short reserve lives for U.S. Gulf of Mexico properties may subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.
•
Our actual recovery of reserves may substantially differ from our proved reserve estimates.
•
Our acreage must be drilled before lease expirations in order to hold the acreage by production. If commodity prices become depressed for an extended period of time, it might not be economical for us to drill sufficient wells in order to hold acreage, which could result in the expiry of a portion of our acreage, which could have an adverse effect on our business.
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
•
Our inability to benefit from Section 45Q tax credits could materially reduce our ability to develop CCS projects and, as a result, may adversely impact our business, results of operations and financial condition.
•
We may be unable to provide the financial assurances in the amounts and under the time periods required by BOEM if it submits future demands to cover our decommissioning obligations. If in the future BOEM issues orders to provide additional financial assurances and we fail to comply with such future orders, BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our associated federal offshore leases.
•
Our business could be negatively affected by security threats, including cybersecurity threats, terrorist attacks and other disruptions.
•
Global geopolitical tensions may create heightened volatility in oil, gas and NGL prices and could adversely affect our business, financial condition and results of operations.
•
We may not be in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves from our non-operated properties.
•
Hedging transactions may limit our potential gains.
•
Our operations may incur substantial liabilities to comply with environmental laws and regulations as well as legal requirements applicable to marine life and endangered and threatened species.
•
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
•
We may experience significant shut-ins and losses of production due to the effects of events outside of our control, including tropical storms and hurricanes in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico and epidemics, outbreaks or other public health events.

•
We are upgrading our accounting system to a more recent version and, if this upgraded version proves ineffective or we experience difficulties with the migration, we may be unable to timely or accurately prepare financial reports.

Risks Related to our Capital Structure and Ownership of our Common Stock

•
Our debt level and the covenants in our current or future agreements governing our debt, including our Bank Credit Facility, and the indentures governing our New Senior Notes, could negatively impact our financial condition, results of operations and business prospects. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.
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
•
Our estimates of future asset retirement obligations may vary significantly from period to period and unanticipated decommissioning costs could materially adversely affect our current and future financial position and results of operations.
•
We may not realize the anticipated benefits from our current and future acquisitions, and we may be unable to successfully integrate future acquisitions.
•
Our current and future acquisitions could expose us to potentially significant liabilities, including P&A liabilities.
•
Resolution of litigation could materially affect our financial position and results of operations.
•
The interests of the Slim Family and its affiliates may differ from the interests of our other stockholders.

Risks Related to the QuarterNorth Acquisition and our Integration of QuarterNorth Into our Business

•
We may not consummate the QuarterNorth Acquisition on the terms currently contemplated or at all.
•
The failure to successfully integrate our business and operations with QuarterNorth in the expected time frame may adversely affect our future results.

Part I

Items 1 and 2. Business and Properties

Overview

As used in this Annual Report and unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Talos Energy Inc.,” “Talos” and the “Company” refer to Talos Energy Inc. and its consolidated subsidiaries.

We are a publicly traded Delaware corporation and our common stock is listed on the New York Stock Exchange under the symbol “TALO.”

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

We combine our technical experience in geology, geophysics and engineering with innovative resource evaluation techniques and seismic imaging expertise to discover new resources. We rely on our operational experience to optimize our assets’ production and reserve recovery, safely and responsibly. Finally, we leverage our commercial and corporate management experience to most effectively allocate our capital to balance risk and reward, grow our business and maximize long-term stockholder value.

Business Strategy

We intend to increase stockholder value by growing our Upstream reserves, production, cash flow and future growth opportunities in a capital efficient manner while also exploring CCS opportunities. Our deep technical expertise and extensive physical operating experience also allows us to successfully manage our Upstream business and consistently make attractive acquisitions. We believe these same core competencies can be utilized to develop large-scale decarbonization projects to reduce industrial emissions.

Upstream Strategy

We maintain a large and diverse in-house technical staff focused on geology, geophysics, engineering and other technical disciplines, providing many decades of exploration and production experience in the key resource trends in which we focus. Our significant library of seismic data resources, which focuses on the U.S. Gulf of Mexico and offshore Mexico, allows our technical team to apply proprietary seismic reprocessing techniques to evaluate or re-evaluate potential resources across our asset portfolio. We also maintain deep in-house experience across our offshore operations, production operations, safety, facilities and business development teams.

Our strategic business development activities allow us to consistently identify and evaluate new opportunities through a wide range of potential avenues, including government lease sales, joint ventures and acquisitions, among others. Our proven track record of success through organic drilling opportunities frequently attracts potential drilling partners in projects that we operate, while in non-operated projects we leverage our core competencies to independently identify the best investment opportunities, review partner-proposed projects and be a value-added contributor. Our asset acquisition strategy is primarily focused on assets with a geological setting that can benefit from our ability to use our seismic database and technical expertise to re-evaluate and improve the acquired properties. Specifically, our acquisition focus areas target a variety of potential situations and sellers that are currently available in offshore basins, including single asset acquisitions, consolidation of private companies and broader asset package transactions. We seek to actively participate in government lease sales to identify and acquire attractive leasehold acreage, which in many cases has not been evaluated with the latest reprocessed seismic data, resulting in an opportunity for us to identify previously unknown drilling prospects.

We have historically focused our operations in the U.S. Gulf of Mexico because of our deep experience and technical expertise in the basin, which maintains favorable geologic and economic conditions, including multiple geologic trends, comprehensive geologic and geophysical seismic databases, extensive infrastructure and an attractive asset acquisition market. Our asset footprint, which includes operational control of several key shallow and Deepwater facilities, allows us to invest in a diverse set of opportunities ranging from in-field development to high impact exploration projects while optimizing our facilities to lower incremental operating costs structures. We also believe our operated infrastructure can be attractive to other operators looking for a host facility for their subsea tie-back projects, which allows us either to be involved in new investment opportunities or to offset the operating cost of these facilities.

Utilizing our core competencies in conjunction with a robust and active business development effort allows us to use the following strategies to increase stockholder value:

•
Continuously Optimizing our Existing Asset Base — We benefit from our proven ability to enhance and extend the life of existing projects within our portfolio. Investments in optimization projects across our asset base aim to stabilize and improve the profile of producing assets by increasing recovery, production and cash flow with typically relatively low investment capital and risk. These projects allow for subsequent investment opportunities in exploitation and exploration projects.
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
•
Utilizing Acquisitions and Other Business Development Activities to Expand our Asset Base, Opportunity Set and Value Creation Potential — We rely on our commercial and business development activities to expand our asset base through the acquisition or optimization of additional or existing properties, respectively. Commercial and business development provides a key avenue to create additional value from the acquisition of undervalued properties where we can apply our technical and operational competencies to generate upside. Additionally, we utilize business development to acquire new leaseholds, enter new projects and increase or decrease working interests in various existing projects to optimize capital planning and our targeted risk/return profile for varying business conditions. Acquisition opportunities in our basin and, more broadly, in the offshore exploration and production segment in other basins around the world, are numerous and span a wide range of lifecycle stages, sizes and geographic variables. We expect to continue utilizing acquisitions and business development to grow our business in a manner that preserves a strong and healthy credit profile as well as a diverse and high-quality asset base.
•
Maintaining Safety, Sustainability and Corporate Responsibility as Key Principles for Operations Across All Areas of our Business — We are focused on maintaining high standards of safety, environmental responsibility and corporate citizenship across all elements of our business. We closely monitor safety performance and consistently take steps to improve our performance. We strive to execute our business plan while simultaneously minimizing our environmental footprint, including emissions, potential spills and other impacts. Production from the Gulf of Mexico continues to provide some of the lowest greenhouse gas (“GHG”) emissions intensity due to the nature of subsea wells and established offshore pipeline and we continue to strive to lower our GHG emissions. Finally, we aim to be a good corporate citizen in the regions and communities where we operate.

Low Carbon Solutions Strategy

Our CCS business is operated through our Talos Low Carbon Solutions (“TLCS”) subsidiary. TLCS intends to leverage its experience and technical expertise along the Gulf Coast, including subsurface engineering expertise, seismic interpretation capabilities, operations experience along the Gulf Coast and a solid track record of safety and environmentally responsible operations. The Gulf Coast is a critical industrial region with a large emissions footprint, while the underlying conventional geology in the area is believed to be ideal for carbon sequestration. TLCS intends to provide decarbonization solutions to assist industrial partners with carbon emissions capture, transportation and injection into sequestration sites in the region.

Upstream Properties

United States Gulf of Mexico

Our area of focus in the United States is the Gulf of Mexico Deepwater. Our strategy is concentrated in areas characterized by clearly defined infrastructure, well-known production history and geological well control, which reduces operational and investment risk.

We believe our Deepwater operations in the U.S. Gulf of Mexico provide significant potential growth opportunities through our drilling program. Through our technical approach of starting with known hydrocarbon systems and applying modern seismic reprocessing techniques, we have generated a substantial inventory of Deepwater prospects that we believe are capable of delivering production growth. We primarily focus our exploitation and exploration efforts around our existing infrastructure. This subsea tie-back strategy allows for better project economics and shorter periods between discovery and production as compared to design, construction and installation of a new facility following a discovery.

As of December 31, 2023, our core areas in the United States are summarized in the illustration below:

The following table sets forth a summary of certain key 2023 information regarding our core areas in the United States:

	Estimated Proved Reserves
	MBoe	% Oil	% Natural Gas	% NGLs	% Proved Developed	Net Production (MBoe)	% Operated
Green Canyon	41,342	75%	17%	8%	82%	7,807	88%
Mississippi Canyon	87,183	77%	15%	8%	91%	11,608	71%
Shelf & Gulf Coast	24,241	51%	42%	7%	75%	4,780	60%
Total United States	152,766	73%	20%	7%	86%	24,195	74%

Green Canyon — Green Canyon is a Deepwater region in the Central U.S. Gulf of Mexico and is a key focus area both industry-wide and for our exploration activities. We operate several production facilities in the region including Green Canyon 18, Lobster, Prince, Neptune, and Brutus/ Glider facilities. Additionally, we have a floating production unit, the Helix Producer I (“HP-I”), that is leased from Helix Energy Solutions Group, Inc. (“Helix”).

Mississippi Canyon — Mississippi Canyon is a Deepwater region in the eastern portion of the Central U.S. Gulf of Mexico with a track record of prolific production and ongoing exploration success that continues to unlock new resources. We operate several production facilities in the region including Pompano, Amberjack, Ram Powell, Cognac and our non-operated Delta House. We are active as both an operator and non-operating partner in numerous development projects and producing fields.

Shelf and Gulf Coast — The U.S. Gulf of Mexico Shelf (the “Shelf”) and Gulf Coast area spans an enormous geographical area across the basin and provides diverse production from numerous operated production facilities. The Shelf area is a producing region of the basin with attractive redevelopment and recovery enhancement opportunities.

Mexico

As of December 31, 2023, our area of focus in Mexico is the Block 7, Zama Unit Area segment located within the Sureste Basin, a prolific proven hydrocarbon province, in the shallow waters off the coast of Mexico’s Tabasco state. Such area is illustrated below:

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

Upon conclusion of the three well appraisal program, we determined that the Zama Field likely extended into a nearby offshore block owned by Petróleos Mexicanos (“PEMEX”). The Block 7 Consortium and PEMEX engaged a third-party reservoir engineering firm to evaluate initial tract participation within the Zama reservoir and concluded that the Block 7 Consortium holds 49.6% of the gross interest in the Zama Field and PEMEX holds 50.4%, which resulted in us holding a 17.35% interest in the unitized Zama Field. Mexico’s Secretaría de Energía (“SENER”) has designated PEMEX as the operator of the Zama unit.

The Zama Unit Development Plan was submitted by PEMEX to CNH for formal approval in March 2023 and was approved in June 2023. Modifications to the development plan were approved by CNH in February 2024 due to a revised timeline for infrastructure development activities. Additionally, an Integrated Project Team (“IPT”) comprised of individuals from all four Zama Unit Holders has been established to manage the development and operation of Zama going forward. The IPT is designed to provide technical, operational and execution expertise, leveraging the talents from each of the Zama Unit Holders. The IPT will report to the Zama Unit Operating Committee, which includes representatives from each of the companies. We will co-lead the planning, drilling, construction, and completion of all Zama wells and co-lead the planning, execution, and delivery of Zama’s offshore infrastructure. Additionally, we will co-lead the project management office.

On September 27, 2023, we sold a 49.9% interest in Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”), a wholly owned subsidiary of the Company to Zamajal, S.A. de C.V., a wholly owned subsidiary of Grupo Carso. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures and Note 7 — Equity Method Investments for additional information.

Carbon Capture & Sequestration

TLCS is leveraging decades of experience with conventional geology and Gulf Coast operations to pursue the development of future CCS projects. Project opportunities are actively being evaluated along the Gulf Coast. TLCS intends to identify, lease, mature and operate future CCS project opportunities and the associated sequestration sites. Areas of development are illustrated below as of December 31, 2023:

Bayou Bend CCS — On March 11, 2022, Bayou Bend CCS LLC (“Bayou Bend”) executed definitive lease documentation with the Texas General Land Office, formalizing the Jefferson County carbon sequestration site located in state waters offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor. Chevron U.S.A Inc. (“Chevron”), which owns a 50% membership interest in Bayou Bend, became the operator effective March 1, 2023. During March 2023, Bayou Bend expanded its storage footprint through the acquisition of onshore acreage in Chambers and Jefferson Counties, Texas located within the Houston Ship Channel, Beaumont and Port Arthur regions. Equinor ASA acquired a 25% membership interest in August 2023. As of December 31, 2023, we own a 25% membership interest in Bayou Bend. For additional information on Bayou Bend, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments.

Harvest Bend CCS (formerly River Bend CCS) — In February 2022, Harvest Bend CCS LLC (“Harvest Bend”) executed two agreements to lease acreage along the Mississippi River industrial corridor for a future CCS project. The agreements, which contained right of first refusal provisions on additional acreage, will allow for sequestration sites near existing pipeline infrastructure that may be used for the project. A separate right of first refusal agreement on incremental acreage was also executed in September 2023. In October 2023, Harvest Bend executed an additional agreement to lease acreage along the Mississippi River industrial corridor and two EPA Class VI permits were filed. In November 2023, seven additional agreements were conveyed to Harvest Bend from another wholly owned TLCS subsidiary that had nearby acreage. In December 2023, Harvest Bend became a multi-member limited liability company and entered into an operating agreement with a TLCS subsidiary to be operator. As of December 31, 2023, we own a 65% membership interest in Harvest Bend and an affiliate of Storegga Limited owns the remaining equity interest. For additional information on Harvest Bend, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments.

Coastal Bend CCS — Pursuant to an option agreement with the Port of Corpus Christi Authority (“PCCA”) executed in February 2022, TLCS and Howard Energy Partners (“HEP”) began pursuing commercial CCS opportunities on-site at the PCCA. On March 17, 2023, Coastal Bend CCS LLC (“Coastal Bend”) became a multi-member limited liability company. As of December 31, 2023, we own a 50% membership interest in Coastal Bend. For additional information on Coastal Bend, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments.

Summary of Reserves

The following table summarizes our estimated proved reserves which are all located in the United States:

	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	MBoe	Standardized Measure (in thousands)	PV -10 (in thousands)
Consolidated Entities:
December 31, 2023
Proved developed producing	75,132	90,279	6,440	96,619		$2,911,256
Proved developed non-producing	23,093	51,544	3,517	35,200		388,794
Total proved developed	98,225	141,823	9,957	131,819		3,300,050
Proved undeveloped	12,590	38,048	2,016	20,947		198,768
Total proved	110,815	179,871	11,973	152,766	$3,043,488	$3,498,818
December 31, 2022
Proved developed producing	63,049	103,245	6,194	86,451		$3,935,208
Proved developed non-producing	17,236	58,482	3,121	30,104		661,882
Total proved developed	80,285	161,727	9,315	116,555		4,597,090
Proved undeveloped	10,774	57,824	3,613	24,024		584,009
Total proved	91,059	219,551	12,928	140,579	$4,368,448	$5,181,099
December 31, 2021
Proved developed producing	70,183	108,238	7,426	95,649		$3,073,168
Proved developed non-producing	23,237	78,204	4,366	40,637		599,010
Total proved developed	93,420	186,442	11,792	136,286		3,672,178
Proved undeveloped	14,344	49,911	2,643	25,306		253,819
Total proved	107,764	236,353	14,435	161,592	$3,440,611	$3,925,997

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 of our proved reserves (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Standardized measure	$3,043,488	$4,368,448	$3,440,611
Present value of future income taxes discounted at 10%	455,330	812,651	485,386
PV-10 (Non-GAAP)	$3,498,818	$5,181,099	$3,925,997

Changes in Proved Developed Reserves

The following table discloses our estimated changes in proved developed reserves:

Oil, Natural Gas and NGLs
(MBoe)
Consolidated Entities:
Proved developed reserves at December 31, 2022	116,555
Changes during the year:
Production	(24,195)
Revisions of previous estimates	(14,251)
Additions	1,322
Acquired	42,684
Conversion to proved developed	9,704
Total proved developed reserves changes	15,264
Proved developed reserves at December 31, 2023	131,819

Our proved developed reserves at December 31, 2023 increased by 15.3 MMBoe, or 13% primarily due to:

Revisions of Previous Estimates — There was a decrease of 14.3 MMBoe from revisions of previous estimates. The revisions were primarily due to a 9.2 MMBoe decrease in reserve volumes due to the decrease in SEC Pricing of $17.47 per Bbl of oil and $4.05 per Mcf of natural gas and an additional decrease in the Phoenix field located in the Green Canyon core area due to well performance.

Acquired — Acquired proved developed reserves of 42.7 MMBoe are attributable to the acquisition of EnVen Energy Corporation (“EnVen,” and such acquisition, the “EnVen Acquisition”) located primarily in the Green Canyon and Mississippi Canyon core areas. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Development of Proved Undeveloped Reserves

The following table discloses our estimated proved undeveloped (“PUD”) reserve activities:

	Oil, Natural Gas and NGLs	Future Development Costs
	(MBoe)	(in thousands)
Consolidated Entities:
Proved undeveloped reserves at December 31, 2022	24,024	$478,511
Changes during the year:
Extensions and discoveries	4,040	29,624
Revisions of previous estimates	(3,831)	(176,869)
Acquired	6,418	141,651
Conversion to proved developed	(9,704)	(188,161)
Total proved undeveloped reserves changes	(3,077)	(193,755)
Proved undeveloped reserves at December 31, 2023	20,947	$284,756

Our PUD reserves at December 31, 2023 decreased by 3.1 MMBoe, or 13% primarily due to:

Extensions and Discoveries — Extensions and discoveries of 4.0 MMBoe are primarily attributable to the Brutus Field located in the Green Canyon core area.

Revisions of Previous Estimates — Downward revisions of 3.8 MMBoe are primarily due to a decrease of 3.2 MMBoe from the removal of a natural gas weighted opportunity in the Mississippi Canyon core area as a result of the change in the natural gas commodity environment.

Acquired — Acquired proved undeveloped reserves of 6.4 MMBoe are attributable to the EnVen Acquisition located primarily in the Green Canyon and Mississippi Canyon core areas. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Conversion to Proved Developed — Conversions of 9.7 MMBoe are attributable to successful drilling of our wells Venice and Lime Rock, which tie back to our Ram Powell facility as well as our MC 28 Mt. Hunter well in the Pompano Field, which are all located in the Mississippi core area.

We annually review all PUD reserves to ensure an appropriate plan for development exists. Our PUD reserves are required to be converted to proved developed reserves within five years of the date they are first booked as PUD reserves, unless the reserves are associated with an existing producing zone. Future development costs associated with our PUD reserves at December 31, 2023 totaled approximately $284.8 million, of which $131.0 million, $77.5 million and $76.2 million is attributable to our Mississippi Canyon, Green Canyon and Shelf and Gulf Coast core areas, respectively. When considering capital expenditures associated with other exploration projects and abandonment obligations, we expect to fund the development of PUD reserves using cash flows from operations and, if needed, availability under the Company’s senior reserve-based revolving credit facility (the “Bank Credit Facility”), in each future annual period prior to the five year expiration. Our 2024 drilling program includes development of PUD reserves, and the conversion rate may not be uniform due to obligatory wells, newly acquired PUD reserves and production performance targets.

Internal Controls over Reserve Estimates and Reserve Estimation Procedures

At December 31, 2023, 2022 and 2021, proved oil, natural gas and NGL reserves attributable to our net interests in oil and natural gas properties were estimated and compiled for reporting purposes by our reservoir engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers and geologists, as described in further detail below.

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

During the reserves audit, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil, natural gas and NGL production, well test data, historical costs of operation and development, product prices or any agreements relating to current and future operations of the fields and sales of production. However, if in the course of the examination something came to the attention of NSAI that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data. When compared on a well by well basis, some of our estimates are greater and some are less than the estimates of NSAI. Given the inherent uncertainties and judgments that go into estimating proved reserves, differences between internal and external estimates are to be expected. NSAI determined that its estimates of reserves have been prepared in accordance with the definitions and regulations of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of Regulation S-X. NSAI issued unqualified audit opinions on our reserves as of December 31, 2023, 2022 and 2021 based upon its evaluations. NSAI concluded that our estimates of reserves were, in the aggregate, reasonable and have been prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPEE. The 2023 NSAI report is filed as Exhibit 99.1 to this Annual Report.

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

Drilling Activity

The following table sets forth our drilling activity:

	Exploratory and Appraisal Wells						Development Wells
	Productive(1)		Dry(2)		Total		Productive(1)		Dry(2)		Total		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
Year Ended December 31, 2023
United States	3.0	1.3	5.0	2.1	8.0	3.4	7.0	3.0	—	—	7.0	3.0	15.0	6.4
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	3.0	1.3	5.0	2.1	8.0	3.4	7.0	3.0	—	—	7.0	3.0	15.0	6.4

Year Ended December 31, 2022
United States	—	—	1.0	1.0	1.0	1.0	6.0	2.8	—	—	6.0	2.8	7.0	3.8
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	1.0	1.0	1.0	1.0	6.0	2.8	—	—	6.0	2.8	7.0	3.8

Year Ended December 31, 2021
United States	—	—	2.0	1.5	2.0	1.5	5.0	2.4	—	—	5.0	2.4	7.0	3.9
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	2.0	1.5	2.0	1.5	5.0	2.4	—	—	5.0	2.4	7.0	3.9

Equity Method Investees:
Year Ended December 31, 2023
Mexico	—	—	—	—	—	—	—	—	—	—	—	—	—	—

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

As of December 31, 2023, we had wells actively drilling or completing and wells suspended or awaiting completion, as follows:

	Actively Drilling or Completing				Wells Suspended or Waiting on Completion
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
United States	—	—	—	—	1.0	0.5	1.0	0.1
Equity Method Investees:
Mexico	—	—	—	—	4.0	0.4	—	—

Productive Wells

The number of our productive wells is as follows for the year ended December 31, 2023:

	Gross	Net
Consolidated Entities:
Crude oil	259.0	191.3
Natural gas	76.0	37.7
Total(1)	335.0	229.0

(1)
Includes 8.0 gross and 7.1 net wells with dual completions.

Acreage

Gross and net developed and undeveloped acreage is as follows for the year ended December 31, 2023:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
United States:
Deepwater	362,000	186,247	592,712	368,238	954,712	554,485
Shelf	261,929	175,775	53,572	33,088	315,501	208,863
Total United States	623,929	362,022	646,284	401,326	1,270,213	763,348
Equity Method Investees:
Mexico(1)	—	—	3,261	572	3,261	572

(1)
Gross acreage for Mexico represents the gross acreage in Block 7, which Talos Mexico has a 35% participation interest. We hold a 50.1% equity interest in Talos Mexico. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments for additional information.

Undeveloped acreage is considered to be leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well holding such lease. The terms of our leases on undeveloped acreage as of December 31, 2023 are scheduled to expire as shown in the table below (the terms of which may be extended by drilling and production operations):

	Consolidated Entities		Equity Method Investees
	Gross	Net	Gross	Net
2024	94,043	45,873	—	—
2025	85,046	60,921	—	—
2026	74,880	58,473	—	—
2027	92,160	44,086	—	—
2028	17,280	4,367	—	—
2029 and beyond	282,875	187,606	3,261	572
Total	646,284	401,326	3,261	572

Crude Oil, Natural Gas and NGL Production, Prices and Production Costs

Our production volumes, average sales prices and average production costs are as follows:

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Production Volumes:
Crude oil (MBbls)	18,062	14,561	16,159
Natural gas (MMcf)	26,194	32,215	32,795
NGLs (MBbls)	1,767	1,793	1,875
Total (MBoe)	24,195	21,723	23,500
Percent of MBoe from crude oil	75%	67%	69%

Average Sales Price (including commodity derivatives):
Crude oil (per Bbl)	$73.59	$68.40	$49.67
Natural gas (per Mcf)	$3.32	$5.30	$3.11
NGLs (per Bbl)	$18.18	$33.20	$26.54
Average (per Boe)	$59.86	$56.46	$40.61

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$75.17	$93.75	$65.86
Natural gas (per Mcf)	$2.60	$7.06	$3.98
NGLs (per Bbl)	$18.18	$33.20	$26.54
Average (per Boe)	$60.26	$76.05	$52.96
Average Lease Operating Expense (per Boe)	$16.10	$14.18	$12.07

Expenditures and Costs Incurred

For information on property development, exploration and acquisition costs, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 16 — Supplemental Oil and Gas Disclosures (Unaudited).

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

Significant Customers

Oil and natural gas companies spend capital on exploration, drilling and production operations expenditures, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices which are subject to many external factors which may contribute to significant volatility in future prices. We market the majority of our oil, natural gas and NGL production from the properties we operate and those we do not operate. Our customers consist primarily of major oil and gas companies, well-established oil and pipeline companies and independent oil and natural gas producers and suppliers. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. For the year ended December 31, 2023, 54% and 21% of our oil, natural gas and NGL revenues were attributable to Shell Trading (US) Company and Valero Energy Corporation, respectively, which are the customers that individually represented 10% or more of our oil, natural gas and NGL revenues.

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

Insurance Matters

Our oil and natural gas operations are subject to risks incident to the operation of oil and gas wells, including, but not limited to, uncontrolled flows of oil, gas, brine or well fluids into the environment, blowouts, cratering, mechanical difficulties, fires, explosions or other physical damage, pollution or other risks, any of which could result in substantial losses to us. In addition, our oil and natural gas properties are located in the U.S. Gulf of Mexico, which makes us more vulnerable to tropical storms, loop currents and hurricanes. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and the suspension of operations. Damages arising from such occurrences may result in lawsuits asserting large claims. Insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our financial condition, results of operations and cash flow. Although we obtain insurance against some of these risks, we cannot insure against all possible losses. As a result, any damage or loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flow.

We have insurance policies to cover some of our risk of loss associated with our operations, and we maintain the amount of insurance we believe is prudent. However, not all of our business activities can be insured at the levels we desire because of either limited market availability or unfavorable economics (limited coverage for the underlying cost).

Our general property damage insurance provides varying ranges of coverage based upon several factors, including well counts and the cost of replacement facilities. Our general liability insurance program provides a limit of $500.0 million for each occurrence and in the aggregate, and includes varying deductibles. Our Oil Pollution Act insurance is subject to a maximum of up to $150.0 million for each occurrence and in the aggregate, including a $100,000 retention. Coverage is provided for damage to our assets resulting from a named U.S. Gulf of Mexico windstorm; however, such coverage is subject to a maximum of $250.0 million per named windstorm and in the aggregate, and is also subject to a maximum of $15.0 million per occurrence retention dependent on location. We separately maintain an operators extra expense policy with additional coverage for an amount up to $500.0 million for U.S. Gulf of Mexico Deepwater drilling wells, $150.0 million for U.S. Gulf of Mexico Shelf drilling wells, $75.0 million for U.S. Gulf of Mexico producing and shut-in wells, $75.0 million for drilling and workover in inland waters and $25.0 million for drilling and workover in onshore fields that would cover costs involved in making a well safe after a blow-out or getting the well under control; re-drilling a well to the depth reached prior to the well being out of control or blown out; costs for plugging and abandoning the well; and costs for clean-up and containment and for damages caused by contamination and pollution. For our Mexico insurance policies, we maintain $250.0 million in operators extra expense coverage for operations and $500.0 million per occurrence and aggregate limit for general liability.

We may increase or decrease insurance coverage around our key strategic assets, including potentially purchasing catastrophic bond instruments. A portion of our highest value assets, which are located in the Phoenix Field, produce through the HP-I floating production system, which has the capability to disconnect and move away in the event of a storm, mitigating the risk of property damage.

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

Government Regulation

Exploration and development and the production and sale of oil, natural gas and NGLs are subject to extensive federal, state, local and foreign laws and regulations. An overview of these legal requirements is set forth below. Historically, our compliance with existing requirements has not had a material adverse effect on our financial position, results of operations or cash flows. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of compliance. Although the regulatory burden increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

General Overview — Our oil and natural gas operations and CCS projects are subject to various federal, state, local and foreign laws and regulations. Generally speaking, these regulations relate to matters that include, but are not limited to:

•
location of wells;
•
size of drilling and spacing units or proration units;
•
number of wells that may be drilled in a unit;
•
unitization or pooling of oil and natural gas properties;
•
drilling and casing of wells;
•
issuance of permits in connection with exploration, drilling and production and CCS activities;
•
well production;
•
spill prevention plans;
•
protection of private and public surface and ground water supplies;
•
emissions permitting or limitations;
•
protection of marine life and endangered species;
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
•
performance of P&A obligations; and
•
transportation of production.

Outer Continental Shelf (“OCS”) Regulation — Our operations on federal oil and natural gas leases in the U.S. Gulf of Mexico are subject to extensive regulation by BSEE, BOEM and the Office of Natural Resources Revenue (“ONRR”) under the purview of the U.S. Department of the Interior (“DOI”). Federal leases are awarded by BOEM based on competitive bidding with relatively standardized lease terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the federal Outer Continental Shelf Lands Act (“OCSLA”). For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of their operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (“EPA”), lessees must obtain a permit from BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, P&A of wells on the OCS, calculation of and valuation of production related to royalty payments, and decommissioning of facilities, structures and pipelines.

U.S. federal offshore oil and gas leasing and permitting practices have been subject to numerous challenges, delays, and moratoriums over the last three years which has curtailed our ability to seek additional new federal leases and may continue to delay or prevent us from bidding and obtaining new federal leases. Additionally, in response to a November 2021 report from the DOI on federal oil and gas leasing and permitting practices, the Inflation Reduction Act of 2022 (the “IRA 2022”) increased onshore royalty rates to 16.7% and offshore royalty rates to no less than 16.7% but not more than 18.8% for the next ten years, thereby ensuring the full value of the leased tracts are captured. The extent to which the Biden Administration will act upon the DOI report’s other recommendations cannot be predicted at this time, but any additional action may cause delay or prevent us from obtaining new federal leases.

In January 2023, BOEM released its final environmental impact statement for Lease Sales 259 and 261 and, in March 2023, announced the results of Lease Sale 259, in which we were the high bidder on four offshore blocks, and were awarded leases on all four blocks. BOEM held Lease Sale 261 on December 20, 2023, in which we were the high bidder on thirteen offshore blocks and were awarded four leases as of February 16, 2024. As BOEM is still in its bid evaluation process, we are awaiting BOEM’s award decisions on our remaining high bids. Any reduction in the size or number of offshore blocks designated by BOEM for future leasing activities, as well as delays in BOEM awarding leases to operators either as a result of NEPA-related days or legal challenges to BOEM leasing decisions, has the potential to materially and adversely affect our business and results of operations.

Laws and regulations related to our business continually evolve and change depending on the political climate, but generally our business has experienced increased safety and environmental restrictions and permitting and performance requirements during our existence. Our operations are currently subject to rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of Deepwater, high temperature, high pressure drilling activities, and enhanced reporting requirements.

The Biden Administration has taken a number of actions to adopt more stringent safety, permitting and performance requirements. For example, on August 23, 2023, BSEE published a final well control rule for drilling, workover, completion and decommissioning operations, revising the 2019 rule and increasing the requirements for blowout preventer systems (“BOPs”) and other well control and operations requirements. The final rule requires, among other things, that BOPs are always able to close and seal the wellbore to the well’s maximum anticipated surface pressure, failure analysis and investigations start within 90 days of an incident, failure data is reported to both a designated third party and BSEE, and independent third-party qualifications are submitted to BSEE with associated permit applications. Compliance with Biden Administration legislative, executive and regulatory actions or any other legal initiatives that impact oil and natural gas exploration, development and production activities on the OCS could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Our failure to comply with legal requirements under the OCSLA, our lease or applicable regulations may ultimately result in BOEM canceling one or more of our leases, which such cancellation could adversely affect our financial condition and operations.

Furthermore, tropical storms, loop current, hurricanes and other adverse weather conditions in the U.S. Gulf of Mexico can have a significant impact on oil and natural gas operations and can result in suspended operations and significant damage to key infrastructure and extensive pollution. In an effort to reduce the potential for future damage, BOEM and BSEE have periodically issued guidance aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures. More stringent, requirements could be proposed or finalized in the future, which could increase our operating costs and/or capital expenditures.

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

There has been substantial uncertainty with respect to BOEM’s financial assurance requirements in recent years and BSEE’s approach to predecessor liability for decommissioning obligations. In April 2023, BSEE published its Final Rule entitled, “Risk Management, Financial Assurance, and Loss Prevention – Decommissioning Activities and Obligations,” wherein BSEE clarified decommissioning responsibilities for RUE grant holders and formalized BSEE’s policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws a rule proposed during the Trump Administration that sought to amend BSEE’s regulations requiring the agency to proceed in reverse chronological order against predecessor lessees, owners of operating rights and grant holders when requiring such entities to perform their accrued decommissioning obligations upon failure to perform by current lessees, owners, or holders. Under the final rule, BSEE may issue an order to predecessors to perform accrued decommissioning obligations, including beginning maintenance and monitoring within thirty days, designating an operator for decommissioning within ninety days, and submitting a decommissioning plan within one hundred fifty days.

In addition, in June 2023, BOEM published a proposed rule that, if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements applicable to offshore oil and gas operations. The proposed rule would change the current criteria used to determine whether OCS lease and grant holders are required to secure supplemental financial assurance. The proposed rule would no longer use the current 5-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead proposes a simplified test: (1) the credit rating of the lessee and, where applicable, (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. Under the proposed rule, BOEM would no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance should be provided by current lessees and grant holders. BOEM would not require supplemental financial assurance above the base bond requirements in three cases: (1) where a lessee has an investment grade credit rating (i.e., a credit rating from a Nationally Recognized Statistical Ratings Organizations, or NRSRO, that is greater than or equal to either BBB- from S&P or Baa3 from Moody’s, or its equivalent, or a proxy credit rating greater than or equal to either BBB- or Baa3, as determined by the Regional Director and based upon a company’s audited financial information with an accompanying auditor’s certificate); (2) where there are multiple co-lessees on a lease and any one of those lessees meets the credit rating threshold; and (3) for any lease on which all lessees are rated below investment grade, where the value of the lease’s proved oil and gas reserves is at least three times that of the estimated decommissioning cost estimate. BOEM proposes to phase in compliance with the new requirements over a three-year period. The extended public comment period closed on September 7, 2023, and BOEM is reviewing the comments received. At this time, we cannot predict whether BOEM will adopt the final rule in its current form or at all, the timing for any final decision, or whether any changes will result from the public notice and comment process, but will continue to monitor this rulemaking. According to the Fall 2023 Unified Agenda, the final rule is expected in the second quarter of 2024.

Separately, in August 2021, BOEM published a Note to Stakeholders detailing an expansion of its supplemental financial assurance requirements currently applicable to all sole liability properties and now to certain high-risk, non-sole liability properties; namely, those properties that are inactive, where production end-of-life is fewer than five years, or with damaged infrastructure irrespective of the remaining property life of the surrounding producing assets. BOEM has stated it will prioritize non-sole liability properties where it believes that the current owner does not meet applicable requirements related to financial strength and has no co-owners or predecessors that are financially strong, as determined by BOEM.

The future cost of compliance with respect to supplemental bonding, including the obligations imposed on us, whether as current or predecessor lessee or grant holder in respect of any new, more stringent, NTLs or final rules on supplemental bonding published by BOEM under the Biden Administration, could materially and adversely affect our financial condition, cash flows and results of operations. Moreover, BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

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

Based on regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and it is possible such expenses will continue to increase in the future. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters, and the cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, natural resource damages or the issuance of injunctive relief (including orders to cease operations). Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. Additionally, President Biden has made climate change arising from GHG emissions a priority under his administration. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.

We expect to continue making expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. Our insurance coverage provides for the reimbursement to us of certain costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure against pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses, and since regulatory requirements frequently change and may become more stringent under the Biden Administration including in respect of GHG emissions, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

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

Oil Pollution Act — The Oil Pollution Act of 1990, as amended (“OPA”), holds owners and operators of offshore oil production or handling facilities, including the lessee or permittee of the area where an offshore facility is located, strictly liable for the costs of removing oil discharged into waters of the United States and for certain damages from such spills. OPA assigns joint and several strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. OPA’s damages liability cap is currently $167.8 million; however, a party cannot take advantage of liability limits if a spill was caused by gross negligence or willful misconduct, resulted from violation of a federal safety, construction or operating regulation, or if the party failed to report a spill or cooperate fully in the clean-up. OPA also requires responsible parties to maintain evidence of financial responsibility in prescribed amounts. OPA currently requires a minimum financial responsibility demonstration of between $35 million to $150 million, based on a worst case oil spill discharge volume, for companies operating on the OCS, although BOEM may increase this amount in certain situations, but in no event greater than $150 million. From time to time, the United States Congress has proposed, but not adopted, amendments to OPA raising the financial responsibility requirements. If OPA is amended to increase the minimum level of financial responsibility, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

National Environmental Policy Act — The National Environmental Policy Act, as amended (“NEPA”), requires federal agencies, including the DOI, to consider the impacts their actions have on the human environment, and to prepare detailed statements for major federal actions having the potential to significantly impact the environment. These requirements can lead to additional costs and delays in permitting for operators as the DOI or its bureaus may need to prepare Environmental Assessments (“EA”) and more detailed Environmental Impact Statements (“EIS”) in support of its leasing and other activities that have the potential to significantly affect the quality of the environment. If the EA indicates that no significant impact is likely, then the agency can release a finding of no significant impact and carry on with the proposed action. Otherwise, the agency must then conduct a full-scale EIS. In July 2020, the Council on Environmental Quality (“CEQ”) under former President Trump’s Administration published a final rule modifying the NEPA including, among other things, establishing a time limit of two years for preparation of EIS statements and one year for the preparation of EAs, and also eliminating the responsibility to consider cumulative effects of a project. While the July 2020 rule modifying NEPA was subject to litigation in several federal district courts, the CEQ, under the Biden Administration, announced in October 2021, that it intended to make three significant changes to the 2020 final rule, including authorizing agencies to consider direct, indirect and cumulative effects of major federal actions including upstream and downstream GHG emissions impacts of fossil fuel projects, allowing agencies to determine the purpose and need of a project, which allows consideration of less-harmful alternatives, and affording agencies greater flexibility in crafting their own NEPA procedures, consistent with CEQ regulations, so as to meet the agencies’ and public’s needs.

To that end, in April 2022, the CEQ issued a final rule in line with the proposed changes, a move considered as “Phase I” of the Biden Administration’s two-phased approach to modifying the NEPA. On July 28, 2023, the CEQ announced a “Phase 2” Notice of Proposed Rulemaking, the “Bipartisan Permitting Reform Implementation Rule,” which revises the implementing regulations of the procedural provisions of NEPA and implements the amendments to NEPA included in the June 3, 2023, Fiscal Responsibility Act of 2023. The public comment period for the proposed rule closed on September 29, 2023, and the final rule is expected in the second quarter of 2024. Additionally, in January 2023, the CEQ released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under NEPA. The CEQ’s interim guidance, effective upon publication, encourages agencies to consider, among other things, effects from upstream and downstream GHG emissions of fossil fuel projects and, in many cases, use estimates of the social costs of GHG emissions when communicating those findings to the public. The NEPA process involves public input through comment. These comments, as well as the agency’s analysis of the proposed project, can result in changes to the nature of a proposed project, such as by limiting the scope of the project or requiring resource-specific mitigation. The adequacy of the agency’s NEPA process can be challenged in federal court by process participants. This process may result in delaying the permitting and development of projects, and result in increased costs.

Endangered Species Act — The Endangered Species Act, as amended (“ESA”), restricts activities that may affect federally identified endangered and threatened species or their habitats. Additionally, the Migratory Bird Treaty Act, as amended (“MBTA”), implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. Under the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit. The U.S. Fish and Wildlife Service (“FWS”) under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, its nests or its eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration’s rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. On February 9, 2023, the FWS published a proposed rule that revised the requirements for an incidental take permit application. A final rule is scheduled for release in the first quarter of 2024. The Marine Mammal Protection Act, as amended (“MMPA”), similarly prohibits the taking of marine mammals without authorization. Additionally, the FWS may make determinations on the listing of species as threatened or endangered under the ESA and litigation with respect to the listing or non-listing of certain species may result in more fulsome protections for non-protected or lesser-protected species. We conduct operations on oil and natural gas leases in areas where certain species that are protected by the ESA, MBTA and MMPA are known to exist and where other species that could potentially be protected under these statutes are known to exist. The FWS or the National Marine Fisheries Service (“NMFS”) may designate critical habitat that it believes is necessary for survival of a threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for oil and natural gas development. For example, in April 2019, the NMFS listed the Rice’s whale, determined to be a subspecies of the Bryde’s whale, as endangered under the ESA. On July 24, 2023, NMFS proposed to designate approximately 28,270.65 square miles of the Gulf of Mexico as critical habitat for the Rice’s whale. NMFS is currently reviewing comments and is expected to issue a final critical habitat designation for the Rice’s whale in 2024. These statutes may result in operating restrictions or a temporary, seasonal or permanent ban in affected areas. Consequently, the designation of new species or their critical habitat for protection under the ESA, MBTA, and MMPA could adversely affect our business and results of operations and increase our operating costs.

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

Air Emissions — The Clean Air Act, as amended (“CAA”), and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed, and continues to develop, more stringent regulations governing emissions of toxic air pollutants and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. The EPA is currently reconsidering a prior decision to retain the 2015 ozone standard. Any revision to the NAAQS and state implementation of the same could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

On December 2, 2023, the EPA published its final rule establishing more stringent methane rules for new, modified, and reconstructed facilities, known as Quad Ob, as well as standards for existing sources for the first time ever, known as Quad Qc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges, so we are unable to predict at this time the scope of any final regulatory requirements and the expected cost to comply with such requirements. Any increase in regulatory scope and oversight may increase compliance expenditure or mitigation costs for our operations.

At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement among participating nations to limit their GHG emissions through individually-determined emissions reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Subsequent climate conferences have resulted in pledges by the United States and others to monitor, report and reduce methane emissions (including all feasible reductions for the energy sector) and calls for accelerated efforts toward the phase out of inefficient fossil fuel subsidies. Most recently, at the 28th Conference of the Parties (“COP28”), participants signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impacts of these orders, pledges and agreements, and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement and subsequent climate conferences or other international conventions cannot be predicted at this time and it is unclear what additional initiatives may be adopted or implemented that may have a negative impact on our financial condition.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing federal political risk regarding climate change. In the United States, President Biden has issued several executive orders calling for more expansive action to address climate change and limit new oil and gas operations on federal lands and waters. See Part I, Items 1 and 2. Business and Properties — Government Regulation — Outer Continental Shelf (“OCS”) Regulation for more information. Other actions that could be pursued by the Biden Administration include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas (“LNG”) export facilities, as well as more stringent emissions standards for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate safeguards against health risks are in place. Additionally, the IRA 2022 was signed into law in August 2022, and contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles and supporting infrastructure, and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the United States’ economy away from the use of fossil fuels toward lower- or zero-carbon emissions alternatives. The IRA 2022 also imposes the first ever federal fee on the GHG emissions through a methane emissions charge. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. We are not currently a defendant in any of these lawsuits but could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in September 2022, announced that six of the U.S. largest banks will participate in a pilot climate scenario analysis exercise to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023 which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. In October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “FDIC”) released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. While we cannot predict what additional developments may arise from these various activities, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. Separately, the SEC released a proposed rule in March 2022 that would establish a framework for the reporting of climate risks, targets and metrics. A final rule is anticipated to be released in the second quarter of 2024. The SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading, deceptive or deficient. Such agency action could also increase the potential for private litigation. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emission reduction claims. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.

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

Pursuant to authority delegated to it by the Energy Policy Act of 2005 (“EPAct 2005”), FERC promulgated anti-manipulation regulations establishing violation enforcement mechanisms that make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC to (i) use or employ any device, scheme or artifice to defraud, (ii) make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading or (iii) engage in any act, practice or course of business that operates or would operate as a fraud or deceit upon any entity. The EPAct 2005 also amended the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and regulations, up to $1,544,521 per violation, per day for 2024 (this amount is adjusted annually for inflation). FERC may also order disgorgement of profits and corrective action. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes annual reporting requirements for entities that purchase or sell a certain volume of natural gas in a given calendar year. We believe, however, that neither the EPAct 2005 nor the regulations promulgated by FERC as a result of the EPAct 2005 will affect us in a way that materially differs from the way they affect other natural gas producers, gatherers and marketers with which we compete.

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

We own an undivided interest in a pipeline that extends from South Pass Block 89 in federal waters, offshore Louisiana, to the West Delta Receiving Station in Venice, Louisiana. Although the pipeline is subject to FERC jurisdiction under the ICA, FERC has granted us a temporary waiver of the filing and reporting requirements. If the facts upon which the waiver was granted change materially, we are required to inform FERC, which may result in revocation of the waiver. If conditions change such that the pipeline no longer qualifies for a waiver, we may be subject to regulation by FERC of the rates, terms and conditions of service on the pipeline; however, these burdens generally would not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar pipelines.

FERC also implements the OCSLA pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the OCS provide nondiscriminatory transportation service. We own and operate pipelines that are located in the OCS and are subject to the non-discrimination requirements in the OCSLA.

Human Capital

We have experienced significant growth in our workforce since our formation as a private equity backed start-up company with six (6) original employees in 2012 to a NYSE publicly listed company with approximately 600 employees as of December 31, 2023. Our approach to human capital management has adapted as we have matured as a company and continues to evolve as we grow our business. We strive to manage our employees in a way that supports our business strategy, underscores our entrepreneurial spirit and promotes employee development.

Policies — Our Code of Business Conduct and Ethics addresses our commitment to providing equal opportunities in employment without regard to race, color, gender identity or expression, religion, age, national origin, citizenship status, military service or reserve or veteran status, sexual orientation, or disability. We make employment and compensation decisions based on a person’s ability to perform the tasks required by their position.

Our Human Rights Policy embodies key tenets which we expect all individuals involved in our operations to follow, such as respect for human rights; freedom of association and collective bargaining; freedom of religion, opinion, and assembly; maintaining a safe and healthy workplace; the prohibition of forced labor; prevention of human trafficking and child labor; right to a living wage; and open communication to report violations to the appropriate individuals.

Each of our Code of Business Conduct and Ethics and Human Rights Policy is overseen at the highest level by our Board of Directors (our “Board” or “Board of Directors”).

Please refer to https://www.talosenergy.com/investor-relations/Corporate-Governance-New on our website for additional information regarding our corporate policies. The policies referenced herein, and the information contained on or accessible through our website, are not incorporated by reference herein or otherwise made a part of this Annual Report or any of our other filings with the SEC.

Oversight and Management — The Company's executive leadership team, with oversight from various committees of the Board, sets the Company's human capital management philosophy and goals with the support of the human resources function which administers the Company's workforce programs.

The Compensation Committee of our Board (the “Compensation Committee”) provides oversight, subject to Board approval, of the Company’s executive compensation program, the annual incentive plan (“AIP”), the long-term incentive plan, and the overall budget for non-executive compensation. In addition, the Compensation Committee evaluates material risks related to the Company’s compensation policies and practices. The Compensation Committee also periodically assesses the Company’s compensation programs related to all employees.

The Nominating & Governance Committee of our Board (the “NGC”) reviews succession planning for the Chief Executive Officer position, monitors and reviews the development and progression of potential successors and consults with the Chief Executive Officer on senior management succession planning. The NGC reviews with management the Company’s executive succession risks.

The Safety, Sustainability and Corporate Responsibility Committee of our Board (the “SSCR Committee”) reviews the Company’s strategies, policies and procedures related to material safety matters, and reviews the Company’s major operational risks, environmental, health and safety risks, climate change and other sustainability risks, social and human capital risks, including the welfare of employees in the workplace, and the Company’s safety statistics, such as the Total Recordable Incident Rate and Significant Injury or Fatality Rate.

At the corporate level, the Vice President of Human Resources, together with our executive leadership team, is responsible for our workforce management policies and programs, reporting directly to our President and Chief Executive Officer (“CEO”), and providing regular updates to the Compensation, NCG, and SSCR Committees on human capital matters. Our President and CEO and other executive officers are accessible to all employees through town hall meetings where our President and CEO discusses corporate matters and other topics pertinent to employees, answers questions and receives employee feedback.

Workforce Composition — As of December 31, 2023, we employed approximately 600 employees located primarily in Texas, Louisiana and Mexico, approximately 320 (53%) of which are employed in our offshore operations and seven (7) of which are Mexican nationals. In addition, we supplement our workforce with independent contractors and consultants to perform various offshore and corporate services. None of our employees are represented by labor unions or covered by any collective bargaining agreement.

Safety — “Embody Integrity and Safety” is a core value and our number one priority in the operation of our business. Our focus on safety starts at the top with our Board of Directors, our President and CEO, our Executive Vice President and Head of Operations, who is directly responsible for all safety initiatives, and our Vice President of HSE, Regulatory and Compliance, who is dedicated exclusively to health, safety, and environmental matters. Workforce safety is also a key focus within our enterprise risk management assessment. Our Safety and Environmental Management System includes a stringent “Stop Work Authority” which empowers all employees and contractors to stop work immediately for any safety or environmental concern without fear of retaliation or intimidation. In addition, our behavior-based safety program and our “Keystones to Saving Lives” program are core components for effective pre-work planning and maintaining a safety-focused culture. We seek to reinforce our safety-first mindset by linking employees’ compensation to safety performance through our annual bonus plan. Offshore employees are eligible to receive an additional quarterly safety bonus based on safety results at our offshore facilities. Please refer to our 2023 Sustainability Report posted on our website for information regarding our safety governance, programs and performance.

Recruitment, Development and Leadership Training — We take a broad approach to recruiting top talent, utilizing online recruiting platforms, referrals, universities and colleges, internships and professional recruiters to access a skilled candidate pool. We encourage employee development through an interactive performance management process to provide feedback and growth opportunities that enable employees to advance their careers and support Talos’s strategic business goals. In 2022, we launched the Leadership Development Program available to all employees with the goal of fostering dynamic and engaged leaders. In 2023, approximately 200 employees participated in this leadership training. We also reimburse for outside training and tuition for approved higher education in further support of developing our employees.

Compensation and Benefits — Our success is based on our financial performance and operational results, and we believe that our compensation program is an important driver of these goals. Our program is designed to tie compensation to corporate and individual performance and align the interests of our employees with those of our stockholders. All full-time employees are eligible for our AIP focused on attaining financial, operational and strategic goals. We also utilize long-term incentive awards to motivate and retain key talent. Please refer to the section entitled “Compensation Discussion and Analysis” in our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 5, 2023, for further compensation information on our executive compensation program and philosophy.

We also seek to attract and retain employees by offering a broad array of health and welfare benefit programs designed to meet the needs of a varied workforce. In addition, we offer matching contributions to 401(k) accounts, a company health savings account contribution, subsidized counseling, legal and financial support, a subsidy for health & fitness memberships, paid time off and leave of absence, and a work-from-home program. We also began offering a mental health plan in 2023 to support employees and their families’ mental well-being. In 2024, we expect to open an employee health clinic in our corporate offices to provide easy access for basic health needs.

Social Investment — We support our employees and the communities where we live and work through active corporate philanthropic efforts. Our employee-led community committee supports outreach programs, fundraising efforts, and community involvement events to benefit charitable organizations. In addition, we (i) provide an annual allowance to every employee that can be donated to a charitable organization of their choice, (ii) match funds raised by community committee events, (iii) budget for corporate contributions to charitable organizations and (iv) provide a paid volunteer day off for each employee each year.

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

Risks Related to our Business and the Oil and Natural Gas Industry

Oil and natural gas prices are volatile. Stagnation or declines in commodity prices may adversely affect our financial condition and results of operations, cash flows, access to the capital markets and available borrowings under our Bank Credit Facility and our ability to grow.

Our revenues, cash flows, profitability and future rate of growth substantially depend upon the market prices of oil and natural gas. Prices affect our cash flows available for capital expenditures and our ability to access funds under our Bank Credit Facility and through the capital markets. The amount available for borrowing under our Bank Credit Facility is subject to a borrowing base, which is determined by the lenders taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models to be determined by the lenders at such time. Further, because we use the full cost method of accounting for our oil and gas operations, we perform a ceiling test each quarter, and the risk that we are required to write-down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional write-downs of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. Any required write-downs or impairments could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period January 1, 2021 through December 31, 2023, the daily NYMEX WTI crude oil price per Bbl ranged from a low of $47.47 to a high of $123.64, and the daily NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $1.74 to a high of $23.86. Subsequent to December 31, 2023, NYMEX WTI crude oil and NYMEX Henry Hub natural gas prices recorded daily lows of $70.62 per Bbl and $1.61 per MMBtu, respectively.

The prices we receive for our oil and natural gas depend upon many factors beyond our control, including, among others:

•
changes in domestic and global supply of and demand for oil and natural gas;
•
market uncertainty;
•
level of consumer product demands;
•
the cost of exploring for, developing and producing oil and natural gas;
•
changes in climate, weather and natural disasters such as hurricanes and other adverse climatic conditions;
•
the impact of applicable market differentials, including those relating to quality, transportation, fees, energy content and regional pricing;
•
domestic and foreign governmental actions, regulations and taxes;
•
price and availability of alternative fuels and competing forms of energy;
•
political and economic conditions in oil and natural gas producing regions, particularly in the Middle East, Russia, South America and Africa;
•
armed conflicts and hostilities such as Russia’s ongoing war in Ukraine and increasing hostilities in Israel and the Middle East;
•
the occurrence or threat of epidemic or pandemic diseases and other public health events;

•
actions by OPEC Plus and other significant producers and governments relating to oil and natural gas price and production controls;
•
volatility in the political, legal and regulatory environments ahead of the upcoming U.S. and Mexico presidential elections;
•
U.S. and foreign supply of oil and natural gas;
•
price and quantity of oil and natural gas imports and exports;
•
the level of global oil and natural gas exploration and production and inventories;
•
localized supply and demand fundamentals and transportation availability;
•
infrastructure availability and constraints such as capacity of processing, gathering, storage and transportation facilities;
•
speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•
price and availability of competitors’ supplies of oil and natural gas;
•
technological advances affecting energy consumption; and
•
overall economic conditions worldwide.

These factors make it very difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 73%, 20%, and 7%, respectively, of our estimated proved reserves as of December 31, 2023, and approximately 75%, 18%, and 7%, respectively, of our 2023 production on an MBoe basis, our financial results are sensitive to movements in oil, natural gas and NGL prices.

Future exploration and drilling results are uncertain and involve substantial costs.

Drilling for oil and natural gas involves numerous risks including the risk that we may not encounter commercially productive reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•
unexpected drilling conditions;
•
pressure or irregularities in formations;
•
equipment failures or accidents;
•
inflation in exploration and drilling costs;
•
fires, explosions, blowouts or surface cratering;
•
lack of, or disruption in, access to infrastructure and transportation;
•
lack of available skilled labor; and
•
shortages or delays in the availability of services or delivery of equipment.

Our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic region, making us vulnerable to risks associated with operating in one geographic area.

We currently operate in a concentrated geographic region, in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico. As such, the success and profitability of our operations may be disproportionately exposed to the effect of regional conditions such as:

•
severe weather, such as hurricanes, winter storms, loop currents, tornadoes and other adverse climatic conditions;
•
changes in state or regional laws and regulations affecting our operations (including regulations that may, in certain circumstances, impose strict liability for pollution damage or require posting substantial bonds to address decommissioning and P&A costs) and interruption or termination of operations by governmental authorities based on environmental, safety or other considerations;
•
local price fluctuations and other regional supply and demand factors, including availability of gathering, pipeline, transportation and storage capacity constraints;
•
production delays or decreases in the region;

•
limited potential customers;
•
infrastructure capacity and availability of rigs, equipment, oil field services, supplies and labor;
•
changes in the status of pipelines that we depend on for transportation of our production to the marketplace;
•
changes in guidelines issued by BOEM related to financial assurance requirements to cover decommissioning obligations for operations on the OCS; and/or
•
changes imposed as a result of litigation or by a new presidential administration or by Congress in the United States that may result in added restrictions and delays or prohibitions in offshore oil and natural gas exploration and production activities, including with respect to leasing, permitting, site development or operation in federal waters or hydraulic fracturing.

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

Substantially all of our operations are in the U.S. Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other companies with longer-life reserves in other producing areas. Our future oil and natural gas production is highly dependent upon finding and/or acquiring additional reserves at a unit cost that is sustainable at prevailing commodity prices.

Exploring for, developing or acquiring reserves is capital intensive and uncertain. We may not be able to economically find, develop or acquire additional reserves or make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable. Our need to generate revenues to fund ongoing capital commitments and/or repay debt may limit our ability to slow or shut-in production from producing wells during periods of low prices for oil and natural gas. We cannot assure you that our future exploitation, exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Further, current market conditions may adversely impact our ability to obtain financing to fund acquisitions, and further lower the level of activity and depressed values in the oil and natural gas property sales market.

Our actual recovery of reserves may substantially differ from our proved reserve estimates.

Reserve estimation is a subjective and complex process that requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data to estimate volumes to be recovered from underground accumulations of oil and natural gas that cannot be directly measured. These estimates of our proved oil and natural gas reserves and the estimated future net cash flows from such reserves are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance in these factors could materially affect the estimated quantities and present value of reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. See Part I, Items 1 and 2. Business and Properties—Summary of Reserves for further discussion on 2023 changes in estimates of our proved reserves.

You should not assume that any present value of future net cash flows from our proved reserves represents the market value of our estimated oil and natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves at December 31, 2023 on historical 12-month average prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Further, actual future net revenues are affected by factors such as:

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

At December 31, 2023, approximately 14% of our estimated proved reserves (by volume) were undeveloped and approximately 23% were non-producing. Any or all of our PUD or proved developed non-producing reserves may not be ultimately developed or produced. Furthermore, any or all of our undeveloped and developed non-producing reserves may not be ultimately produced during the time periods we plan or at the costs we budget, which could result in the write-off of previously recognized reserves. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling or waterflood operations. Our reserve estimates include the assumptions that we incur capital expenditures to develop these undeveloped reserves and the actual costs and results associated with these properties may not be as estimated. Any material inaccuracies in these reserve estimates or underlying assumptions materially affects the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our acreage must be drilled before lease expirations in order to hold the acreage by production. If commodity prices become depressed for an extended period of time, it might not be economical for us to drill sufficient wells in order to hold acreage, which could result in the expiry of a portion of our acreage, which could have an adverse effect on our business.

Our leases may expire unless production is established as required by leases covering undeveloped acres. Our drilling plans for areas not held by production are subject to change based upon various factors. As of December 31, 2023, approximately 53% of our net acreage was undeveloped acres. See Part I, Items 1 and 2. Business and Properties—Acreage for further discussion. Many of these factors are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. On the acreage that we do not operate, we have less control over the timing of drilling, and therefore there is additional risk of expirations occurring in those acreages.

The marketability of our production depends mostly upon the availability, proximity and capacity of oil and natural gas gathering systems, pipelines and processing facilities.

The marketability of our production depends upon the availability, proximity, operation and capacity of oil and natural gas gathering systems, pipelines and processing facilities. The lack of availability or capacity of this infrastructure could result in the shut-in of producing wells or delays or discontinuance of development plans for our properties. The disruption of these gathering systems, pipelines and processing facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. Federal, state, and local regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect our ability to produce and market our oil and natural gas. If market factors change dramatically, the financial impact could be substantial. The availability of markets and the volatility of product prices are beyond our control and represent a significant risk.

Inflationary issues and associated changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining throughout 2023. These inflationary pressures resulted in increases to the costs of our goods, services and personnel, which in turn, caused our capital expenditures and operating costs to rise. The U.S. Federal Reserve (the “Fed”) and other central banks increased interest rates multiple times in 2022 and 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S. and globally. While the Fed indicated in December 2023 that it may reduce benchmark interest rates in 2024, the continuation of elevated rates could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

Higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation or the monetary policies in response thereto.

We may be unable to pursue our CCS business, either wholly or in significant measure, which could have a material adverse effect on our business, results of operations and financial condition.

The successful development of our CCS projects is dependent on various economic, regulatory, operational and technical factors. The failure to satisfy, wholly or in significant measure, any of such factors could have a material adverse impact on our business, results of operations and financial condition.

Risks related to our CCS business include but are not limited to:

•
the uncertainty of evolving government regulations;
•
adequate capital financing to develop our projects;
•
the availability of necessary infrastructure, equipment, services and skilled personnel to develop our CCS business;
•
sufficient infrastructure to capture CO2 at the source, and transport it to CCS sites;
•
the availability, applicability and adequacy of various federal and state incentive programs related to CCS projects;
•
the availability and cost of acquiring necessary federal and state permits, including permits applicable to subsurface injection, and air emissions or impacts to environmental, natural, historic or cultural resources resulting from the construction and operation of a CCS facility;
•
our ability to maintain adequate financial assurances to cover the cost of corrective action, injection well plugging, post injection site care and site closure, and emergency and remedial response;
•
public and political opinion regarding CCS development in local communities;
•
locating suitable sources of anthropogenic CO2;
•
obtaining sufficient quantities of CO2 from, and entering into suitable agreements with, emitters on terms that are acceptable and economical to us; and
•
complex recordkeeping and GHG emissions/sequestration accounting which may increase our costs.

The availability and applicability of various federal financial incentives related to our projects is uncertain and there is no assurance that if available, such incentives would be adequate for our CCS project needs or that such incentives will continue to be available in the future.

Additionally, successful development of CCS projects in the United States requires us to comply with stringent and varied regulatory schemes requiring permits applicable to subsurface injection of CO2 for geologic sequestration. Moreover, as operator for two of our CCS projects, we must demonstrate and maintain levels of financial assurance sufficient to cover the cost of corrective action, injection well plugging, post injection site care and site closure, and emergency and remedial response. As carbon management represents an emerging sector, regulations may evolve rapidly and unpredictably, which could impact the feasibility of one or more of our anticipated projects. There is no assurance that we will be successful in obtaining sufficient federal and state permits or adequate levels of financial assurance for one or more of our CCS projects or that permits can be obtained on a timely basis, whether due to difficulty with the technical demonstrations required to obtain such permits, public opposition or otherwise. Separately, CCS projects are also subject to additional permits and approvals unrelated to subsurface injection from various U.S. federal and state agencies, such as for air emissions or impacts to environmental, natural, historic or cultural resources resulting from the construction and operation of a CCS facility. To the extent regulatory requirements are imposed, are increased or more stringently enforced, we may incur additional costs in the development of our CCS projects, which costs may be material or may render any one or more of our projects uneconomic.

CCS projects also require satisfying certain operational factors, such as locating a suitable source of anthropogenic CO2 and reaching suitable agreements to capture that CO2. Such agreements are complex and may involve allocation of not only fees but also various credits, incentives and environmental attributes associated with the sequestration of CO2. Not all emission sources produce sufficiently large quantities of pure or relatively pure streams of CO2, or have installed equipment to capture such CO2, so as to be usable in one or more of our CCS projects. As a result, we may not be able to obtain sufficient quantities of CO2 from emitters on terms that are acceptable to us, and the failure to do so may have a material impact on our ability to execute our CCS strategy. Additionally, development of successful CCS projects will require infrastructure to transport CO2 between the source and our CCS sites. In project areas with existing CO2 transportation pipelines, this may require reaching an agreement on CO2 transportation with operators of CO2 pipelines within the regions in which we operate. Inability to reach a suitable agreement may render a project uneconomic or impracticable.

Separately, if no CO2 pipelines exist in proposed project areas, or if existing pipelines do not extend to one or more of our project sites, we may be required to convert existing pipelines, or build new CO2 pipelines or lateral connections, which may be subject to various environmental and other permitting requirements to include increased regulation from U.S. federal and state agencies, as well as third party easements, which may render one or more projects uneconomical. We will also need to build the required equipment on a timely basis and at a cost that is economically viable. Additionally, complex recordkeeping and GHG emissions/sequestration accounting may be required in connection with one or more of our projects, which may increase the costs of such operations. Different methodologies may be required for various regulatory and non-regulatory accounts regarding GHG emissions/sequestration at one or more of our projects, including but not limited to, compliance with the EPA’s mandatory Greenhouse Gas Reporting Program. Furthermore, as CCS may be viewed as a pathway to the continued use of fossil fuels, notwithstanding that CO2 emissions are intended to be captured, there may be organized opposition to CCS, including as it relates to our projects.

We can provide no assurance that we will be able to execute our CCS business strategy in the future. Any failure by us to achieve such expectations in whole or any significant measure could have a material adverse effect on our business, results of operations and financial condition.

Our inability to benefit from Section 45Q tax credits could materially reduce our ability to develop CCS projects and, as a result, may adversely impact our business, results of operations and financial condition.

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

Additionally, the availability of Section 45Q tax credits may be reduced, modified or eliminated as a matter of legislative or regulatory policy. There can be no assurance that Section 45Q tax credits will not be reduced, modified or eliminated in the future, including as a result of any change in presidential administration as a result of the 2024 U.S. presidential election. Any such reduction, modification or elimination of Section 45Q tax credits, or our inability to otherwise benefit from Section 45Q tax credits, could materially reduce our ability to develop CCS projects and, as a result, may adversely impact our business, results of operations and financial condition. Even if we are able to benefit from Section 45Q tax credits, we may determine that additional financial incentives are required for our CCS projects to be economically viable. If such additional incentives do not emerge, we may not be able to achieve an economic return from our CCS business or, alternatively, the construction or operation of our CCS projects may be substantially delayed, unprofitable or otherwise infeasible.

We may be unable to provide the financial assurances in the amounts and under the time periods required by BOEM if it submits future demands to cover our decommissioning obligations. If in the future BOEM issues orders to provide additional financial assurances and we fail to comply with such future orders, BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our operations or cancel our associated federal offshore leases.

BOEM requires that lessees demonstrate financial strength and reliability according to its regulations or provide acceptable financial assurances to assure satisfaction of lease obligations, including decommissioning activities on the OCS. In 2016, BOEM under the Obama Administration had sought to implement more stringent and costly standards under the existing federal financial assurance requirements through issuance and implementation of the 2016 NTL, but the Trump Administration first suspended, and then in 2020 rescinded, the implementation of the 2016 NTL. Following the effectiveness of the 2016 NTL, we received orders from BOEM in late 2016 directing us to provide additional financial assurance in material amounts relating to our OCS properties. We entered into discussions with BOEM regarding the requested additional financial security and submitted a proposed tailored plan (applicable to our sole and non-sole liability properties) for the posting of additional financial security to the agency for review. However, as the Trump Administration rescinded the 2016 NTL, BOEM withdrew the previously issued orders under the 2016 NTL.

In August 2021, BOEM published a Note to Stakeholders detailing an expansion of its supplemental financial assurance requirements currently applicable to all sole liability properties and now to certain high-risk, non-sole liability properties; namely, those properties that are inactive, where production end-of-life is fewer than five years, or with damaged infrastructure irrespective of the remaining property life of the surrounding producing assets. BOEM has stated it will prioritize non-sole liability properties where it believes that the current owner does not meet applicable requirements related to financial strength and has no co-owners or predecessors that are financially strong, as determined by BOEM. In connection with this Note to Stakeholders, BOEM initially assessed the required financial assurance for our sole liability properties as approximately $70 million. However, following the opportunity to review BOEM’s sole liability assessment, we were able to reduce the financial assurance required to approximately $37.7 million. The bonds covering this amount were posted in 2021. Notwithstanding the above, BOEM, now under the Biden Administration, could, in the future, continue to make new demands for additional financial assurances in material amounts relating to the decommissioning of our OCS properties. BOEM may reject our proposals to satisfy any such additional financial assurance coverage and make demands that exceed our capabilities.

If we fail to comply with the current or future orders of BOEM to provide additional surety bonds or other financial assurances, BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, suspending operations or production, or initiating procedures to cancel leases associated with our noncompliance, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition. BOEM has the right to issue financial assurance orders in the future, including if it determines there is a substantial risk of nonperformance of the current interest holder’s decommissioning liabilities and the Biden Administration may elect to pursue more stringent supplemental bonding requirements.

In the event that BOEM finalizes new regulations similar to or more stringent than the 2016 NTL, such as BOEM’s June 2023 proposed rule that substantially revises the supplemental financial assurance requirements applicable to offshore oil and gas operations, the surety bond market has very limited capacity to provide additional financial assurance and we therefore may not be able to procure and provide the financial assurance required by such new regulations. Moreover, the implementation of such new regulations could result in sureties seeking additional collateral to support existing or future bonds, such as cash or letters of credit, and we cannot provide assurance that we will be able to satisfy collateral demands for such bonds to comply with supplemental bonding requirements of BOEM. If we are required to provide collateral in the form of cash or letters of credit, our liquidity position could be negatively impacted and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures. All of these factors may make it more difficult for us to obtain the financial assurances required by BOEM to conduct operations on the OCS. These and other changes to BOEM bonding and financial assurance requirements could result in increased costs on our operations, reduced cash flows if unable to comply and consequently have a material adverse effect on our business and results of operations.

See Part I, Items 1 and 2. Business and Properties — Government Regulation — Outer Continental Shelf (“OCS”) Regulation for more discussion on orders and regulatory initiatives impacting the oil and natural gas industry on the OCS.

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

Global geopolitical tensions may create heightened volatility in oil, gas and NGL prices and could adversely affect our business, financial condition and results of operations.

Our oil and gas activities are subject to numerous geopolitical and economic risks, uncertainties (including but not limited to changes, sometimes frequent or marked, in energy policies or the personnel administering them), expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, unilateral renegotiation of contracts by governmental entities, redefinition of international boundaries or boundary disputes, foreign exchange restrictions, currency fluctuations, royalty and tax increases, and other risks arising out of governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to acts of terrorism, piracy, disease, illegal cartel activities and other political risks, including tension and confrontations among political parties. The upcoming presidential election in the U.S., the expected change in presidential administration in Mexico, the extended war between Russia and Ukraine and increasing hostilities in the Middle East may cause prolonged uncertainty and volatility in commodity prices.

Mexico’s most recent presidential election was held in July 2018. Presidential reelection is not permitted in Mexico. President Andrés Manuel López Obrador, took office on December 1, 2018, and his successor is due to be elected in June of 2024. At this time we cannot predict what changes (if any) will result from this change in administration. Political events in Mexico could adversely affect economic conditions and/or the oil and gas industry and, by extension, our results of operations and financial position.

On February 24, 2022, Russian military forces invaded Ukraine, and sustained war and continued and prolonged disruption in the region is likely.

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

Alternatively, a cessation of hostilities as a result of a negotiated withdrawal or otherwise—particularly if coupled with an easing of international sanctions — could cause commodity prices to decline in a manner that would reduce the revenues we receive for our oil and gas production. During the first quarter of 2022, we experienced an increase in commodity prices as sanctions imposed on Russia severely limited the access of Russian oil and gas producers to international markets. In the months that followed, commodity prices subsequently decreased and remained stagnant during the second half of 2022. If the military action concludes and the related sanctions are dropped, commodity prices could significantly decrease. Any of the above mentioned factors could affect our business, financial condition and results of operations.

Additionally, on October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas have escalated and involved surrounding countries in the Middle East. Iranian-backed groups have launched attacks on U.S. military bases and assets in Syria, Iraq, and Jordan, and have targeted international shipping in the Red Sea. After three American troops were killed in a drone attack by an Iran-backed militant group, the U.S. launched retaliatory strikes on multiple sites in Iraq and Syria used by Iranian forces and Iran-backed militants. U.S. and British forces then launched a series of strikes on Houthi targets in Yemen in response to continuing attacks on shipping in the Red Sea and Gulf of Aden. Although the length, impact and outcome of the military conflicts between Ukraine and Russia and Israel and Hamas, respectively, are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequence of these regional conflicts. These conflicts and their broader impacts could adversely affect our business, financial condition and results of operations and the global economy.

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

In order to manage our exposure to price risks in the marketing of our oil, natural gas and NGLs, we periodically enter into oil, natural gas and NGL price hedging arrangements with respect to a portion of our expected production. These arrangements may include futures contracts on the NYMEX. While intended to reduce the effects of volatile oil and natural gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Our operations may incur substantial liabilities to comply with environmental laws and regulations as well as legal requirements applicable to marine life and endangered and threatened species.

Our oil and natural gas operations in the United States and Mexico are subject to stringent federal, state and/or local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations require permits or other approvals before drilling or other regulated activity commences; restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; limit or prohibit exploration or drilling activities on certain lands lying within protected areas or that may affect certain wildlife, including marine species and endangered and threatened species and impose substantial liabilities for pollution resulting from our operations. Additionally, the threat of climate change continues to be a heightened area of focus and regulatory and disclosure requirements in the United States. For example, in March 2022, the SEC proposed rules which could require additional disclosure of climate change-related information, including, among other things, climate change risk management; short-medium-and long-term climate-related financial risks; and reporting Scope1, Scope2 and (for certain companies) Scope3 emissions. The SEC’s proposed climate disclosure rules have not yet been finalized, but implementation of the rules as proposed could impose additional costly and time-consuming requirements on our business. For additional information about government regulation related to environmental and worker safety matters, please see Part I, Items 1 and 2. Business and Properties — Government Regulation — Environmental and Occupational Safety and Health Regulations. Any regulatory developments that impact, curtail or increase the cost of our oil and natural gas exploration and production activities on the OCS could have a material adverse effect on our business, results of operations and financial condition.

Additional drilling laws, regulations, executive orders and other regulatory initiatives that restrict, delay or prohibit oil and natural gas exploration, development and production activities or access to locations where such activities may occur could have a material adverse effect on our business, financial condition or results of operations.

The Biden Administration has taken a number of actions that may result in stricter environmental, health and safety standards applicable to our operations and those of the oil and gas industry more generally. The Biden Administration issued the “Executive Order on Tackling the Climate Crisis at Home and Abroad” on January 27, 2021 (the “Climate Change Executive Order”). This executive order directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending completion of a review by the Secretary of the Interior of federal oil and gas permitting and leasing practices in light of the Biden Administration’s concerns regarding the impact of these activities on the environment and climate. The Secretary of the Interior completed its review of permitting and leasing practices in November 2021 and issued a report recommending, among other things, an increase in royalty rates and financial assurance requirements. However, litigation concerning the Climate Change Executive Order’s pause on new oil and gas leases is ongoing. In June 2021, the U.S. District Court for the Western District of Louisiana issued a nationwide preliminary injunction barring the Biden Administration from implementing the pause in new federal oil and gas leases, an injunction which was made permanent in August 2022. This effectively halts implementation of the leasing suspension with respect to those lease sales canceled or postponed prior to March 24, 2021. In November 2021, the Biden Administration conducted Lease Sale 257 and various industry participants submitted bids for leases in the Gulf of Mexico; however, on January 27, 2022, in litigation brought by Friends of the Earth and other plaintiffs, the U.S. District Court for the District of Columbia vacated Lease Sale 257 and the related agency decision making process, finding that BOEM failed to consider the impact on foreign greenhouse gas emissions if Lease Sale 257 was not held and the court determined that this failure was a violation of the NEPA. In September 2022, BOEM announced that it was reinstating Lease Sale 257 results in line with congressional direction in the IRA 2022. In addition, there is increasing uncertainty regarding the near-term future of Gulf of Mexico lease sales. These lease sales are conducted pursuant to Five-Year Leasing Programs under the Outer Continental Shelf Lands Act. The most recent Five-Year Leasing Program expired on June 30, 2022 and on July 1, 2022, BOEM released a proposed program for 2023 through 2028. The proposed program, which was subject to public comment through October 6, 2022, proposes no more than ten potential lease sales in the Gulf of Mexico. On September 29, 2023, the proposed final program for 2024-2029 was published and includes a maximum of three potential oil and gas lease sales in the Gulf of Mexico scheduled to be held in years 2025, 2027 and 2029. The Secretary of the Interior approved the 2024-2029 program via a combined decision memo and Record of Decision. It is likely, however, that the new Five-Year Leasing Program will be subject to heightened environmental review. It is also possible that the program could be delayed by opposing lawsuits that were filed on February 12, 2024 by the American Petroleum Institute and by Earthjustice representing multiple environmental groups both of which are challenging BOEM’s actions. Future actions taken by the Biden Administration to limit the availability of new oil and gas leases on the OCS would adversely impact the offshore oil and gas industry and impact demand for our products.

Over the past decade, BSEE and BOEM, primarily under the Obama Administration, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. While actions by BSEE or BOEM under the Trump Administration sought to mitigate or delay certain of those more rigorous standards, the Biden Administration could reconsider rules and regulatory initiatives implemented under the previous administration and replace them with more stringent requirements and also provide more rigorous enforcement of existing regulatory requirements. For example, in August 2023, BSEE published a final rule, effective October 23, 2023, to clarify and modify certain blowout preventer system requirements. The rule requires, among other things, that the blowout preventer system is able to close and seal the wellbore at all times to the wells maximum kick tolerance design limits and includes more stringent requirements for failure reporting. Compliance with any added or more stringent regulatory requirements or enforcement initiatives and existing environmental and spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, governmental agencies under the Biden Administration may continue evaluating aspects of safety and operational performance in the U. S. Gulf of Mexico that may result in new, more restrictive requirements.

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

See Part I, Items 1 and 2. Business and Properties — Government Regulation — Outer Continental Shelf (“OCS”) Regulation for more discussion on orders and regulatory initiatives impacting the oil and natural gas industry on the OCS.

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

We may experience significant shut-ins and losses of production due to the effects of events outside of our control, including tropical storms and hurricanes in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico and epidemics, outbreaks or other public health events.

Our production is primarily associated with our properties in the U.S. Gulf of Mexico and in the shallow waters off the coast of Mexico. Accordingly, if the level of production from these properties substantially declines, it could have a material adverse effect on our overall production level and our revenue. We are particularly vulnerable to significant risk from hurricanes, tropical storms, loop currents and other adverse weather conditions in the U.S. Gulf of Mexico. We are unable to predict what impact future incidents might have on our future results of operations and production.

Epidemics, pandemics, outbreaks or other public health events that are outside of our control could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees.

We are not insured against all of the operating risks to which our business is exposed.

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational loss-related events. We have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, named U.S. Gulf of Mexico windstorm, oil pollution, construction risk, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that have to be met prior to recovery, as well as sub-limits or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences, damages or losses. See Part I, Items 1 and 2. Business and Properties – Insurance Matters for more information on our insurance coverage.

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

From time to time, we may provide forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production from existing wells. In addition, our forecasts may assume that none of the risks associated with our oil and natural gas operations summarized in this section would occur, such as facility or equipment malfunctions, adverse weather effects, adverse resolutions to disputes relating to operatorships or significant declines in commodity prices or material increases in costs, which could make certain production uneconomical.

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

Competition within our industry may adversely affect our operations. Many of our competitors are larger and have more available financial resources.

The oil and gas industry is highly competitive, and many companies in our industry are larger and have substantially greater financial resources than we do. We compete with these companies for oil and natural gas leases and other properties; equipment and personnel; and marketing our product to end-users. Such competition can significantly increase costs and the availability of resources available to us, which could provide larger companies a competitive advantage. Larger competitors may also be able to more easily attract and retain experienced personnel. In addition, larger competitors may be better able to respond and adapt to adverse economic and industry conditions, including price fluctuations, reduced oil and gas demand, political changes and current and future governmental regulations and taxation.

Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to outbid us for acquisitions, productive oil and gas properties and exploratory prospects. Further, our competitors may be able to expend greater resources on the existing and changing technologies to gain competitive advantages. If we are unable to compete successfully in the future, our future revenues and growth may be diminished or restricted.

The loss of our larger customers could materially reduce our revenue and materially adversely affect our business, financial condition and results of operations.

We have a limited number of customers that provide a substantial portion of our revenue. The loss of our larger customers, including Shell Trading (US) Company and Valero Energy Corporation, could adversely affect our current and future revenue, and could have a material adverse effect on our business, financial condition and results of operations. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies for additional information.

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

Our oil and gas operations in shallow waters off the coast of Mexico’s Tabasco state are subject to regulation by the SENER, the CNH and other Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. See Part I, Items 1 and 2. Business and Properties — Government Regulation — Regulation in Shallow Waters Off the Coast of Mexico and Part I, Items 1 and 2. Business and Properties — Government Regulation — Hydrocarbon Export Regulation in Mexico for additional disclosure relating to the legal requirements imposed by SENER, CNH or other Mexican regulatory bodies to which we may be subject in the pursuit of our operations.

In addition, our oil and gas operations in shallow waters off the coast of Mexico’s Tabasco state are subject to regulation by the ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidance. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. See Part I, Items 1 and 2. Business and Properties — Environmental and Occupational Safety and Health Regulations — Environmental Regulation in Shallow Waters Off the Coast of Mexico for additional disclosure relating to the legal requirements imposed by ASEA or other Mexican regulatory bodies to which we may be subject in the pursuit of our operations. The permit holders must comply with requirements relating to insurance, facility construction and design, law compliance, and risk analysis scenarios.

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

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We may do business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations or private entities. Thus, we face the risk of unauthorized payments or offers of payments by one of our employees or consultants, given that these parties may not always be subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees and consultants may engage in conduct for which we might be held responsible.

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

Climate change continues to attract considerable public, political and scientific attention both domestically and abroad. For example, the IRA 2022 contains significant financial incentives for the development of renewable energy, alternative fuels, supporting infrastructure and carbon capture and sequestration and imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge generated from sources in the onshore petroleum and natural gas production categories. Beginning in 2024, the methane emissions charge is set at $900 per ton of methane, and is expected to increase to $1,200 in 2025, and $1,500 in 2026 and each year after. Such additional fees could significantly impact our operating costs. Further, the incentives offered for various clean energy industries could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. These regulatory changes could ultimately decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

Numerous other executive actions and legislative and regulatory initiatives have been enacted or may be anticipated, such as cap-and-trade programs, carbon taxes, GHG emissions reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Further, regulations or legal actions are likely at the state, regional or international levels of government to monitor and limit existing GHG emissions as well as to restrict or eliminate such future emissions. Additionally, the threat of climate change has resulted in increasing political, litigation and financial risks associated with the production of fossil fuels and GHG emissions. See Part I, Items 1 and 2. Business and Properties — Environmental and Occupational Safety and Health Regulations — Climate Change for additional disclosure relating to risks arising out of the threat of climate change.

The adoption of legislation or regulatory programs to reduce or eliminate future GHG emissions could require us to incur significant operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce or eliminate future GHG emissions could have an adverse effect on our business, financial condition and results of operations. Also, political, financial and litigation risks may result in our restricting or canceling production activities or impairing the ability to continue to operate in an economic manner. Further, if any such effects of climate changes were to occur, they could have an adverse effect on our financial condition and results of operations.

Increasing attention to environmental, social and governance matters may impact our business.

Increasing attention to climate change and societal expectations on companies to address climate change and substitute energy sources for fossil fuels may result in increased costs, reduced demand for our products and our services and the products and services of our customers, reduced profits, increased compliance measures, investigations and litigation, and negative impacts on our stock price and access to capital markets.

Moreover, while we endeavor to publish transparent sustainability reports, the voluntary disclosures therein are sometimes based on assumptions and calculations that may or may not be representative of actual or forecasted risks or events, including the costs associated therewith. Such assumptions and calculations are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many environmental, social and governance (“ESG”) matters.

The Board’s SSCR Committee is the primary committee responsible for overseeing and managing our ESG initiatives. Our Director of ESG is responsible for driving our sustainability initiatives, engaging with stakeholders, benchmarking our ESG data, and evaluating potential and emerging ESG drivers. We note, however, that our governance structure may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve our GHG emissions targets or other ESG-related aspirational goals, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such goals. Moreover, given the evolving nature of GHG emissions accounting methodologies and climate science, it is possible that factors outside of our control could give rise to the need to restate or revise our emissions intensity reduction goals, cause us to miss them altogether, or limit the impact of success of achieving our goals. Additionally, to the extent we meet such targets, they may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, we cannot guarantee that there will be sufficient offsets available for purchase given the increased demand from numerous businesses implementing net zero goals, or that the offsets we do purchase will successfully achieve the emissions reductions they represent.

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

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, emission reduction claims, approaches to accounting for GHG emissions reductions, or other ESG-related goals or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risk from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further regulatory ESG-related focus and scrutiny.

A change in the jurisdictional characterization of our FERC-jurisdictional pipelines, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of such asset, which may cause our revenues to decline and operating expenses to increase or delay or increase the cost of expansion projects.

One of our subsidiaries owns an oil pipeline that extends from South Pass Block 89 in federal waters, offshore Louisiana, to the West Delta Receiving Station in Venice, Louisiana. This subsidiary has previously been granted a waiver of certain portions of the ICA and related regulations by the FERC. However, if the pipeline’s circumstances change, the FERC could, either at the request of other entities or on its own initiative, assert that such pipeline no longer qualifies for a waiver. In the event that the FERC determines the pipeline no longer qualified for a waiver, we would likely be required to file a tariff with the FERC, provide a cost justification for the transportation charge and provide service to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on this pipeline could adversely affect our results of operations. Please also see Part I, Items 1 and 2 Business and Properties — Environmental and Occupational Safety and Health Regulations — Federal Regulation of Sales and Transportation of Crude Oil for more information.

We are upgrading our accounting system to a more recent version and, if this upgraded version proves ineffective or we experience difficulties with the migration, we may be unable to timely or accurately prepare financial reports.

We are in the process of upgrading our accounting systems. Any problems or delays associated with the implementation of our accounting platform or the failure to complete such implementation on a timely basis could adversely affect our ability to report financial information as our company grows, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. After converting from prior systems and processes, we may discover data integrity problems or other issues that, if not corrected, could impact our business or financial results.

Risks Related to our Capital Structure and Ownership of our Common Stock

Our debt level and the covenants in our current or future agreements governing our debt, including our Bank Credit Facility, and the indentures governing our New Senior Notes, could negatively impact our financial condition, results of operations and business prospects. Our failure to comply with these covenants could result in the acceleration of our outstanding indebtedness.

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

Our level of indebtedness, and the covenants contained in the agreements governing our debt, including the Bank Credit Facility, the indentures for each of Talos Production Inc.’s (the “Issuer”) 9.000% Second-Priority Senior Secured Notes due 2029 (the “9.000% Notes”) and 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes,” and together, with the 9.000% Notes, our “New Senior Notes”), have important consequences on our operations, including:

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

See Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments — Debt Offering for additional information on the issuance of the New Senior Notes.

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

We depend on our Bank Credit Facility for a portion of our future capital needs. We are required to comply with certain debt covenants and certain financial ratios under the Bank Credit Facility. Our borrowing base under the Bank Credit Facility, which is redetermined semi-annually, is based on an amount established by the lenders after their evaluation of our proved oil and natural gas reserve values. Such borrowing base determines the amount which is available under our Bank Credit Facility. If, due to a redetermination of our borrowing base, our outstanding borrowings plus outstanding letters of credit exceed our redetermined borrowing base (referred to as a borrowing base deficiency), we could be required to repay such borrowing base deficiency. Our Bank Credit Facility allows us to cure a borrowing base deficiency through any combination of the following actions: (i) repay amounts outstanding sufficient to cure the borrowing base deficiency within 30 days after the existence of such deficiency; (ii) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in such oil and gas properties within 30 days after the existence of such deficiency; (iii) pay the deficiency in four equal monthly installments with the first installment due within 30 days after the existence of such deficiency or (iv) any combination of the above. We are required to elect one of the foregoing options within 10 days after the existence of such deficiency.

We may not have sufficient funds to make such repayments. If we do not repay our debt out of cash on hand, we could attempt to restructure or refinance such debt, reduce or delay investments and capital expenditures, sell assets, or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flows from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets are available to pay or refinance such debt. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of our debt, including our Bank Credit Facility and the respective indentures for our New Senior Notes, may also prohibit us from taking such actions. Factors that affect our ability to raise cash through offerings of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offerings, refinancing or sale of assets. We cannot assure you that any such offerings, restructuring, refinancing or sale of assets would be successfully completed.

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

We may also face limitations on our ability to access the debt and equity capital markets and complete asset sales, increased counterparty credit risk on our derivatives contracts and requirements by our contractual counterparties to post collateral guaranteeing performance. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation (“DFPI”), which appointed the FDIC as receiver. The FDIC sold First Republic’s deposits and most of its assets to JPMorgan Chase Bank, N.A. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Fed and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to funding sources and other credit arrangements could be significantly impaired by factors that affect the financial services industry or economy in general.

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

We are a holding company that has no material assets other than our ownership of the equity interests of Talos Production Inc. We have no independent means of generating revenue. To the extent Talos Production Inc. has available cash, we will cause Talos Production Inc. to make distributions of cash to us, directly and indirectly through our wholly owned subsidiaries, to pay taxes, cover our corporate and other overhead expenses and pay dividends, if any, on our common stock. As we have never declared or paid any cash dividends on our common stock, we anticipate that any available cash, other than the cash distributed to us to pay taxes and cover our corporate and other overhead expenses, will be retained by Talos Production Inc. to satisfy its operational and other cash needs. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we do not expect to pay dividends on our common stock, if our Board of Directors decides to do so in the future, our ability to do so may be limited to the extent Talos Production Inc. is limited in its ability to make distributions to us, including the significant restrictions the agreements governing Talos Production Inc.’s debt impose on the ability of Talos Production Inc. to make distributions and other payments to us. To the extent that we need funds and Talos Production Inc. is restricted from making such distributions under applicable law or regulation or under the terms of our financing agreements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt — Limitation on Restricted Payments Including Dividends for additional information.

Our estimates of future asset retirement obligations may vary significantly from period to period and unanticipated decommissioning costs could materially adversely affect our current and future financial position and results of operations.

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

We have divested, as assignor, various leases, wells and facilities located in the U.S. Gulf of Mexico where the purchasers, as assignees, typically assume all abandonment obligations acquired. Certain of these counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Under certain circumstances, regulations or federal laws such as the OCSLA could impose joint and several strict liability and require predecessor assignors, such as us, to assume such obligations. As of December 31, 2023, we have accrued $3.3 million and $12.3 million in obligations reflected as “Other current liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies and Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies for more information.

We may not realize the anticipated benefits from our current and future acquisitions, and we may be unable to successfully integrate future acquisitions.

Our growth strategy will, in part, rely on acquisitions. We have to plan and manage acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. We expect to grow in the future by expanding the exploitation and development of our existing assets, in addition to growing through targeted acquisitions in the U.S. Gulf of Mexico or in other basins. We may not realize all of the anticipated benefits from our future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, inexperience with operating in new geographic regions, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices. In particular, this risk arises in the context of the pending QuarterNorth Acquisition, which is expected to close in the first quarter of 2024.

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

Our current and future acquisitions could expose us to potentially significant liabilities, including P&A liabilities.

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

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Certain holders of our common stock, including certain former stockholders of EnVen, are entitled to rights with respect to registration of approximately 17.9 million shares of our common stock (representing approximately 11.3% of the outstanding shares of our common stock as of February 21, 2024) under the Securities Act pursuant to certain registration rights agreements. In addition, we intend to enter into a registration rights agreement in connection with the QuarterNorth Acquisition, which will become effective at the closing, which will grant registration rights to approximately 24.8 million shares of our common stock (representing approximately 13.5% of the outstanding shares of our common stock immediately following the closing of the acquisition. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be adversely affected.

The interests of the Slim Family and its affiliates may differ from the interests of our other stockholders.

As of February 21, 2024, an entity controlled by the Carlos Slim Helu and his family members (collectively, the “Slim Family”) beneficially owned and possessed voting power approximately 21.9% of our common stock.

The Slim Family has significant influence over matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law, and corporate governance. The Slim Family may have different interests than other holders of our common stock and may make decisions adverse to your interests.

Among other things, the Slim Family’s concentration of voting power could delay or defer a sale of us that many of our other stockholders support. This concentration of voting power could discourage a potential investor from seeking to acquire our common stock and, as a result, might harm the market price of our common stock.

Risks Related to the QuarterNorth Acquisition and our Integration of QuarterNorth Into our Business

The market price for our common stock following the closing of the QuarterNorth Acquisition may be affected by factors different from those that historically have affected or currently affect our common stock.

Our financial position may differ from our financial position before the completion of the QuarterNorth Acquisition, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the QuarterNorth Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Our stockholders, as of immediately prior to the QuarterNorth Acquisition, will have reduced ownership in the combined company after closing of the transaction.

Based on the number of shares of common stock outstanding immediately following the closing of the QuarterNorth Acquisition, our existing stockholders would own approximately 86.5% of the outstanding shares of the combined company and QuarterNorth’s existing members would own approximately 13.5% of the outstanding shares of the combined company. As a result, our current stockholders will have less influence on the policies of the combined company than they currently have following the closing of the QuarterNorth Acquisition.

We may not consummate the QuarterNorth Acquisition on the terms currently contemplated or at all.

We may not consummate the QuarterNorth Acquisition, which is subject to the satisfaction of customary closing conditions. Many of the conditions to completion of the QuarterNorth Acquisition are not within either our or QuarterNorth’s control, and neither we nor QuarterNorth can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the QuarterNorth Acquisition may be terminated. Although we have agreed with QuarterNorth to use reasonable best efforts, subject to certain limitations, to promptly complete the QuarterNorth Acquisition, these and other conditions to the completion of the QuarterNorth Acquisition may fail to be satisfied. In addition, satisfying the conditions to and completion of the QuarterNorth Acquisition may take longer, and could cost more, and require additional borrowings, than we currently expect. There can be no assurance that such conditions will be satisfied or that the QuarterNorth Acquisition will be consummated on the terms currently contemplated or at all. If additional borrowings are required to consummate the QuarterNorth Acquisition, our total debt and leverage will be greater than currently anticipated, and our availability under our Bank Credit Facility will be reduced by a corresponding amount. If we fail to complete the QuarterNorth Acquisition, our management will have broad discretion in the use of proceeds from the January Equity Offering (as defined herein), and may use such proceeds in ways in which you do not approve.

Failure to complete the QuarterNorth Acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.

If the QuarterNorth Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, we may be materially adversely affected and, without realizing any of the benefits of having completed the acquisition, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•
we will still be required to pay certain significant costs relating to the acquisition, such as legal, accounting, financial advisor and printing fees;
•
QuarterNorth may be entitled to receive the full amount of the deposit pursuant to the Agreement and Plan of Merger, dated as of January 13, 2024, by and among the Company, QuarterNorth, Compass Star Merger Sub Inc. and the Equityholder Representatives named therein (the “QuarterNorth Merger Agreement”);
•
the QuarterNorth Merger Agreement places certain restrictions on our conduct pursuant to the terms thereof, which may delay or prevent us from undertaking business opportunities that, absent the QuarterNorth Merger Agreement, may have been pursued;

•
matters relating to the acquisition (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the QuarterNorth Merger Agreement.

If the QuarterNorth Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

Future sales or issuances of our common stock could have a negative impact on our common stock price.

If holders of our common stock, by exercising registration rights or otherwise, sell a large number of shares, the market price for our common stock could be adversely affected. It is possible that some QuarterNorth shareholders will decide to sell some or all of the shares of our common stock that they received as consideration in the QuarterNorth Acquisition. Shortly after the closing of the QuarterNorth Acquisition, we are obligated to file a registration statement covering the resale of potentially all of the shares issued to the QuarterNorth shareholders. In addition, in connection with the closing of the QuarterNorth Acquisition, we will enter into a registration rights agreement with certain QuarterNorth shareholders, pursuant to which we will grant such holders certain demand, “piggy-back” registration rights with respect to shares of our common stock received by such holders in the acquisition, subject to a lock-up period of 60 days following the closing.

Following the closing of the QuarterNorth Acquisition, the QuarterNorth shareholders will collectively own 24.8 million shares of our common stock, representing approximately 13.5% of the outstanding shares of our common stock after the closing of that acquisition. We expect that at least a majority of those shares will be subject to the lock-up period.

Any disposition by a significant stockholder of our common stock, including by one of the RRA Holders, or the perception in the market that such dispositions could occur, may cause the price of our common stock to fall. Any such decline could impair the combined company’s ability to raise capital through future sales of our common stock. Further, our common stock may not qualify for investment indices and any such failure may discourage new investors from investing in our common stock.

Our and QuarterNorth’s business relationships may be subject to disruption due to uncertainty associated with the QuarterNorth Acquisition, which could have a material adverse effect on the results of operations, cash flows and financial position of us pending and following the closing of the QuarterNorth Acquisition.

Parties with which we or QuarterNorth do business may experience uncertainty associated with the QuarterNorth Acquisition, including with respect to current or future business relationships with us following the closing of the QuarterNorth Acquisition. Our and QuarterNorth’s business relationship may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or QuarterNorth following the QuarterNorth Acquisition. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of us, regardless of whether the QuarterNorth Acquisition is completed, as well as a material and adverse effect on our ability to realize the expected benefits of the QuarterNorth Acquisition.

The QuarterNorth Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time.

The QuarterNorth Merger Agreement subjects us to restrictions on our business activities prior to the closing of the QuarterNorth Acquisition (the “Effective Time”). The QuarterNorth Merger Agreement obligates each of us and QuarterNorth to generally conduct our businesses in the ordinary course until the Effective Time and to use commercially reasonable efforts to preserve intact our present business organizations. Additionally, the QuarterNorth Merger Agreement restricts us and QuarterNorth from certain other actions prior to the Effective Time, including, among other things, (i) amending our respective organizational documents, (ii) issuing, selling, pledging, disposing of or encumbering any of our respective securities and (iii) merging, consolidating, combining or amalgamating with any person or acquiring any assets or incurring indebtedness in excess of certain monetary thresholds.

These restrictions could prevent us from pursuing certain business opportunities that arise prior to the Effective Time.

The failure to successfully integrate our business and operations with QuarterNorth in the expected time frame may adversely affect our future results.

The integration process of our business with those of QuarterNorth could result in the loss of key employees, customers, providers, vendors or business partners, the disruption of each company’s or all companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions or higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations in order to realize the anticipated benefits of the QuarterNorth Acquisition:

•
combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, integrated business;
•
combining our business with QuarterNorth in a manner that permits the combined company to achieve any cost savings or operating synergies anticipated to result from the QuarterNorth Acquisition;
•
reducing the additional and unforeseen expenses such that integration costs are not more than anticipated;
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

In addition, at times the attention of certain members of our management and resources may be focused on the integration of the businesses of the companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessing, Identifying and Managing Cybersecurity Risks — We strive to align our cybersecurity operating model with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to enhance our ability to protect, detect, respond, and recover from potential cybersecurity threats. Our cybersecurity team actively works to assess, identify and manage risks in our information systems in order to protect the confidentiality, integrity and availability of our digital infrastructure. The cybersecurity team meets regularly to evaluate potential threats, discuss best practices and identify new solutions to help mitigate cyber risks.

We engage third-party service providers to conduct evaluations of our cybersecurity controls through penetration testing, independent audits and consulting on best practices to address existing and new challenges. These evaluations include testing the design and operational effectiveness of our cybersecurity controls. To further enhance the capabilities of our internal systems, we utilize third-party vendors to provide extended coverage of our information technology and operational technology environments. We also share and receive threat intelligence with companies in the energy sector, government agencies, information sharing and analysis centers and cybersecurity associations in order to monitor and address developments in the cybersecurity environment.

To serve as an additional protection from outside threats, we also seek to prepare our employees and contractors about cybersecurity risks through training, simulated phishing exercises and awareness campaigns. We have implemented software and processes to help identify and evaluate risks from cybersecurity threats associated with third-party service vendors. In the event of a cybersecurity incident deemed to have a moderate or higher business impact, we have an incident response plan to notify senior leadership and to address how to contain the incident, mitigate the impact, and restore normal operations efficiently.

Cybersecurity Risk Assessment — We have integrated cybersecurity risk management into our broader Enterprise Risk Management (“ERM”) framework to promote a company-wide culture of cybersecurity risk management. Our ERM framework is designed to identify and prioritize company-wide risks, including cybersecurity threats, and integrate mitigation measures into our business, operational and capital structure planning activities. The purpose of the ERM framework is to enable the Board and executive leadership to (1) align risk management with strategic objectives, (2) identify risks, including cybersecurity risks, throughout the organization, (3) assess and prioritize risks that could impact the Company’s operational and strategic objectives, (4) develop and monitor risk mitigation initiatives, and (5) report and assess material risks, mitigation strategies and progress to the Board and/or its applicable committees. Cybersecurity risk is reviewed by a cross-functional, management-level ERM Steering Committee as part of the Company’s overall enterprise risk management program.

Board of Directors’ Oversight of Risks from Cybersecurity Threats — The Board of Directors is aware of the importance of managing risks associated with cybersecurity threats. The Audit Committee has been delegated responsibility by the Board for overseeing the Company’s overall enterprise risk management program, including cybersecurity risk. The Audit Committee receives reports at least quarterly from the Director of Information Technology regarding cybersecurity matters, which may include, among other things, the results of cybersecurity audits, cybersecurity maturity assessments, other information technology matters, risk mitigation strategies, data protection and progress on initiatives. The Audit Committee Chair is responsible for reporting key cybersecurity issues regarding current and potential material cybersecurity threats and our risk mitigation response strategies to the Board. To further inform our Board and management on emerging cybersecurity issues, we periodically engage third-party cybersecurity experts to report to the Audit Committee, other directors, and management, as applicable, on topics that may include, among other things, the latest cybersecurity trends, new technologies, evolving threats in the marketplace, proposed initiatives, legislation, and reporting standards.

Management’s Role in Assessing and Managing Cybersecurity Threats — Our information technology team is responsible for assessing, identifying and managing cybersecurity risks. Top cybersecurity risks are also integrated into our overall ERM framework and overseen at the management level by the ERM Steering Committee. Our Director of Information Technology, who reports directly to the Chief Financial Officer (“CFO”) and Senior Vice President and is a member of the ERM Steering Committee, is responsible for our efforts to comply with applicable cybersecurity standards, establish cybersecurity protocols and protect the integrity, confidentiality and availability of our information technology infrastructure. Technology and cybersecurity policy decisions are made by our Director of Information Technology in consultation with our CFO and Senior Vice President. In addition, our Director of Information Technology has a direct line of communication with our President and CEO and Executive Vice President and General Counsel as needed. Our Director of Information Technology has over 20 years of experience in cybersecurity, holds a Master of Science in Cybersecurity from the University of Houston and is a Certified Information Systems Security Professional and a Boardroom Certified Qualified Technology Expert.

Impact of Risks from Cybersecurity Threats — As of the date of this Annual Report, we are not aware of previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, although the Company regularly experiences cybersecurity incidents that are not deemed material to our operations. Examples of cybersecurity threats we face include incidents common to most companies in the energy industry, such as phishing, business email compromise, ransomware and denial-of-service, as well as attacks from more advanced sources, including nation state actors, that target companies in the energy industry. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely disrupt our operations, including our drilling operations, and affect our performance and results of operations. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Please see Part I, Item 1A. “Risk Factors — Risks Related to our Business and the Oil and Natural Gas Industry — Our business could be negatively affected by security threats, including cybersecurity threats, terrorist attacks and other disruptions.”

Item 3. Legal Proceedings

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor of Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023, which was denied on January 26, 2024. As of December 31, 2023, the Company has recorded $14.3 million as “Other current liabilities” on the Condensed Consolidated Balance Sheets related to the litigation.

On November 11, 2013, two lawsuits were filed, and on November 12, 2013, a third lawsuit was filed, against Stone Energy Corporation (“Stone”) and other named co-defendants, by the Parish of Jefferson (“Jefferson Parish”), on behalf of Jefferson Parish and the State of Louisiana, in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, alleging violations of the State and Local Coastal Resources Management Act of 1978, as amended, and the applicable regulations, rules, orders and ordinances thereunder (collectively, the “CRMA”), relating to certain of the defendants’ alleged oil and gas operations in Jefferson Parish, and seeking to recover alleged unspecified damages to the Jefferson Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Jefferson Parish Coastal Zone and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the three lawsuits. In connection with Stone’s filing of bankruptcy in December 2016, Jefferson Parish dismissed its claims against Stone in these three lawsuits without prejudice to refiling; the claims of the Louisiana Attorney General and the Louisiana Department of Natural Resources were not similarly dismissed. In 2018, the Jefferson Parish lawsuits were removed to the United States District Court for the Eastern District of Louisiana. The plaintiffs moved to remand the lawsuit to the state courts. Plaintiffs’ motions to remand were submitted to the state court for decision in two of the lawsuits on February 15, 2023. Plaintiffs filed motions to remand, which the District Court granted, remanding the lawsuits back to the 24th Judicial District Court for the Parish of Jefferson. Defendants who removed the Jefferson Parish lawsuits have filed notices of appeal providing notice that they intend to appeal the District Court’s orders granting Plaintiffs’ motion to remand.

On November 8, 2013, a lawsuit was filed against Stone and other named co-defendants by the Parish of Plaquemines (“Plaquemines Parish”), on behalf of Plaquemines Parish and the State of Louisiana, in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, alleging violations of the CRMA, relating to certain of the defendants’ alleged oil and gas operations in Plaquemines Parish, and seeking to recover alleged unspecified damages to the Plaquemines Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Plaquemines Parish Coastal Zone, and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the lawsuit. In connection with Stone’s filing of bankruptcy in December 2016, Plaquemines Parish dismissed its claims against Stone without prejudice to refiling; the claims of the Louisiana Attorney General and the Louisiana Department of Natural Resources were not similarly dismissed. In state court, the Plaquemines Parish lawsuit was stayed pending the conclusion of trials in five other cases, also filed in Plaquemines Parish and alleging violations of the CRMA, but not involving Stone. However, in 2018, the Plaquemines Parish lawsuit was removed to the United States District Court for the Eastern District of Louisiana. The plaintiffs have moved to remand the lawsuit to the state courts, but the case was administratively closed in federal court pending the appeal of another case, also filed in Plaquemines Parish and alleging violations of the CRMA, but not involving Stone. That appeal was resolved by the United States Court of Appeals for the Fifth Circuit on December 15, 2022, and on December, 22, 2022, plaintiffs filed a motion in federal court to re-open the lawsuit. The United States Court of Appeals for the Fifth Circuit has not yet ruled on the plaintiffs’ motion to re-open. Plaintiffs filed motions to remand, which the District Court granted. However, the District Court also granted Defendants’ motion to stay the remand order pending appeal. That appeal is currently pending before the United States Court of Appeals for the Fifth Circuit.

Legal proceedings are subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of some of these matters and may be unable to estimate a range of possible losses or any minimum loss from such matters. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies for more information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the NYSE under the symbol “TALO”.

Holders of Record

Pursuant to the records of our transfer agent, as of February 21, 2024, there were approximately 180 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we anticipate that any available cash, other than the cash distributed to us to pay taxes and cover our corporate and other overhead expenses, will be retained by Talos Production Inc. to satisfy its operational and other cash needs. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we do not expect to pay dividends on our common stock, if our Board of Directors decides to do so in the future, our ability to do so may be limited to the extent Talos Production Inc. is limited in its ability to make distributions to us, including the significant restrictions that the agreements governing Talos Production Inc.’s debt impose on the ability of Talos Production Inc. to make distributions and other payments to us. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt — Limitation on Restricted Payments Including Dividends for additional information.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in a privately negotiated transaction, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. There were no shares of common stock repurchased during the three months ended December 31, 2023. As of December 31, 2023, there is $52.5 million remaining under the authorized program.

Stockholder Return Performance Presentation

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of our common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for December 31, 2018 through December 31, 2023. The graph assumes that $100 was invested in our common stock and each index on December 31, 2018 and that dividends were reinvested.

	2018	2019	2020	2021	2022	2023
Talos Energy Inc.	$100	$185	$50	$60	$116	$87
S&P 500 Index	$100	$131	$156	$200	$164	$207
Dow Jones U.S. Exploration & Production Index	$100	$110	$74	$131	$208	$216

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

This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the U.S. and offshore Mexico both through Upstream and the development of low carbon solutions opportunities. We leverage decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. We are also utilizing our expertise to develop CCS projects to help reduce industrial emissions along the coast of the U.S. Gulf of Mexico.

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

Outlook

We operate within an industry sector directly impacted by the energy transition. The energy transition will require both significant new investments in low-carbon energies and continued use of traditional hydrocarbons to meet the expected energy demand of an expanding global economy.

Our historical focus in the Gulf of Mexico results in an asset profile that differentiates us from the typical shale-driven onshore exploration and production companies. We are continuing to build operational scale. We expect that the QuarterNorth Acquisition, discussed below, will add scale to our business both in terms of production and operated infrastructure, while also diversifying our production across a broader asset base. While we are currently a pure play Gulf of Mexico company, diversification outside of our existing operational areas is always a possibility.

Oil and gas prices are expected to remain relatively stable in 2024. However, geopolitical tensions may contribute to hydrocarbon price volatility. For now, it looks like inflation will return to normal without a recession. Future changes to the benchmark interest rate remain uncertain. However, a modest reduction to the benchmark interest rate is the most likely scenario for 2024. We expect to scale back planned capital expenditures in 2024 compared to 2023. We remain exposed to increasing regulatory scrutiny and potential operational disruptions from weather-related events in the Gulf of Mexico. The limited scope of BOEM's 2024-2029 offshore oil and gas leasing program is disappointing to offshore producers. However, we have the ability to increase our acreage inventory through exchanges and mergers and acquisitions.

Significant Developments

The following encompasses significant developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022:

QuarterNorth Acquisition — On January 13, 2024, we executed the QuarterNorth Merger Agreement to acquire QuarterNorth, a privately-held U.S Gulf of Mexico exploration and production company. The QuarterNorth Acquisition is expected to close during the first quarter of 2024. Consideration for the QuarterNorth Acquisition consists of (i) approximately $964.9 million in cash, (ii) the amount of net unrestricted cash of QuarterNorth as of December 31, 2023 and (iii) 24.8 million shares of the Company’s common stock.

Equity Offering — On January 22, 2024, we closed an upsized firm commitment underwritten public offering (the “January Equity Offering”) of 34,500,000 shares of our common stock, resulting in net proceeds to us of approximately $388.5 million, after deducting underwriting discounts and commissions and before estimated offering expenses. We intend to use the net proceeds from the January Equity Offering to fund a portion of the cash consideration for the QuarterNorth Acquisition. However, the QuarterNorth Acquisition remains subject to certain conditions to closing. Pending the use of the proceeds of the January Equity Offering as described above, we may temporarily use all or a portion of such proceeds to reduce the borrowings outstanding under our Bank Credit Facility. In the event that the QuarterNorth Acquisition is not completed, the proceeds from the January Equity Offering will be used for general corporate purposes.
Debt Offering — On February 7, 2024, Talos Production, Inc. issued in an upsized offering (the “Debt Offering”) $1,250.0 million in aggregate principal amount of second-priority senior secured notes, consisting of $625.0 million aggregate principal amount of 9.000% second-priority senior secured notes due 2029 (the “9.000% Notes”) and $625.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2031 (the “9.375% Notes” and, together with the 9.000% Notes, the “New Senior Notes”), in a private offering to eligible purchasers that is exempt from registration under the Securities Act. The New Senior Notes were issued pursuant to an indenture governing the 9.000% Notes (the “9.000% Notes Indenture”) and an indenture governing the 9.375% Notes (the “9.375% Notes Indenture” and, together with the 9.000% Notes Indenture, the “Indentures”), each dated as of February 7, 2024 and by and among the Company, Talos Production Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The New Senior Notes rank equally in right of payment with all existing and future senior obligations of the issuer and the guarantors thereto. The issuance of the New Senior Notes on February 7, 2024, resulted in $1,250.0 million gross proceeds. The net proceeds from the Debt Offering (i) are expected to fund a portion of the cash consideration for the pending QuarterNorth Acquisition as discussed above, (ii) funded the redemption (the “Redemptions”) of all of the outstanding 11.75% Notes (defined below) and 12.00% Notes (defined below) (the “Senior Notes”), and (iii) paid premiums, fees and expenses related to the Redemptions and the issuance of the New Senior Notes. We intend to use any remaining net proceeds for general corporate purposes, which may include the repayment of a portion of the outstanding borrowings under the Bank Credit Facility.

An aggregate of $340 million principal amount of the New Senior Notes will be subject to a “special mandatory redemption” in the event that the transactions contemplated by the QuarterNorth Merger Agreement are not consummated on or before May 31, 2024 (or up to September 30, 2024 solely in the event the parties require additional time to satisfy certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, pursuant to the terms of the QuarterNorth Merger Agreement), or if we notify the trustee of the New Senior Notes that we will not pursue the consummation of the QuarterNorth Acquisition.

Mexico Divestiture — On September 27, 2023, we sold a 49.9% interest in Talos Energy Mexico 7, S. de R.L. de C.V., a wholly owned subsidiary of the Company, to Zamajal, S.A. de C.V., a wholly owned subsidiary of Grupo Carso (the “Mexico Divestiture”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Common Stock Repurchase Program — On March 20, 2023, we announced that our Board of Directors approved a $100.0 million common stock repurchase program. As of December 31, 2023, we have repurchased 3.4 million shares for a total of $47.5 million resulting in $52.5 million remaining under the authorized program. All repurchased shares are held in treasury.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

EnVen Acquisition — On February 13, 2023, we acquired EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Planned Downtime — We are vulnerable to downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the HP-I that is operated by Helix. Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field.

During the year ended December 31, 2022, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-September, resulting in a total shut-in period of 41 days. The shut-in resulted in an estimated deferred production of approximately 1.6 MBoepd for the year ended December 31, 2022, based on production rates prior to the shut-in. The next dry-dock is scheduled for the first half of 2024 with a projected shut-in period of approximately 55 days.

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

During January 1, 2023 through December 31, 2023, the daily spot prices for NYMEX WTI crude oil ranged from a high of $93.67 per Bbl to a low of $66.61 per Bbl and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.78 per MMBtu to a low of $1.74 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments for more additional information regarding our commodity derivative positions as of December 31, 2023.

The U.S. Energy Information Administration (“EIA”) published its February 2024 Short-Term Energy Outlook on February 6, 2024. The EIA expects natural gas prices to average $2.65 per MMBtu in 2024, and rise to an average of $2.94 per MMBtu in 2025, up from an average of $2.54 per MMBtu in 2023. Prices are expected to increase because of slowing growth in natural gas production and increasing U.S. liquefied natural gas exports, particularly in 2025 following the addition of new export capacity in late 2024. However, the EIA expects upward price pressures to be limited by relatively flat consumption of natural gas in the electric power sector and persistently high inventories. The EIA also expects the NYMEX WTI spot price will average $77.68 per Bbl in 2024 and then fall to $74.98 per Bbl in 2025 when it expects production growth will slightly outpace demand growth, allowing inventories to build modestly and place some downward pressure on crude oil prices. Recent developments in the Middle East increase the risk for supply disruptions over the EIA forecast, which could result in higher and more volatile prices than the EIA currently forecast. Heightened tensions around the critical Red Sea shipping channel and other developments in the Middle East have added upward price pressure since early December 2023 and have the potential to disrupt global oil trade flows and drive up global oil prices further should they escalate or persist.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the Fed and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business. In 2022 and 2023, the Fed raised its benchmark interest rate 11 times. The latest interest rate hike in July 2023 increased the federal funds rate to a range of 5.25%-5.50%, its highest level since 2001. The Fed wants inflation to return to its 2% goal over time, and even though inflation is declining, it is still high in absolute terms. Future changes to the benchmark interest rate remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. During 2023, 2022 and 2021 our ceiling test computations for our U.S. oil and gas properties did not result in a write down. At December 31, 2023, the Company’s ceiling test computation was based on SEC pricing of $78.56 per Bbl of oil, $2.75 per Mcf of natural gas and $18.77 per Bbl of NGLs.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2023 and ending December 1, 2023 used in the determination of the SEC pricing was 10% lower, resulting in $70.73 per Bbl of oil, $2.48 per Mcf of natural gas and $16.89 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been impaired by $321.9 million.

There is a significant degree of uncertainty with the assumptions used to estimate the present value of future net cash flows from estimated production of proved oil and gas reserves due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors.” The discounted present value of our proved reserves is a major component of the Ceiling calculation. Any decrease in pricing, negative change in price differentials, or increase in capital or operating costs could negatively impact the estimated future discounted net cash flows related to our proved oil and natural gas properties.

BOEM Bonding Requirements — In 2016, BOEM issued the 2016 NTL, which bolstered supplemental bonding requirements for offshore oil and gas lessees. The 2016 NTL was first paused under the Trump Administration, and then in 2020, rescinded by BOEM. In October 2020, BOEM pursued a proposed rule published jointly with the BSEE that sought to clarify and provide greater transparency to decommissioning and related financial assurance requirements imposed on oil and gas lessees (record title owners), sublessees (operating rights owners) and RUE and ROW grant holders conducting operations on the federal OCS. The DOI under the Biden Administration elected to separate BOEM and BSEE portions of the supplemental bonding requirements.

In April 2023, BSEE published its Final Rule entitled, “Risk Management, Financial Assurance, and Loss Prevention – Decommissioning Activities and Obligations,” wherein BSEE clarified decommissioning responsibilities for RUE grant holders and formalized BSEE’s policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal in the October 2020 proposed rule to amend BSEE’s regulations requiring the agency to proceed in reverse chronological order against predecessor lessees, owners of operating rights and grant holders when requiring such entities to perform their accrued decommissioning obligations upon failure to perform by current lessees, owners, or holders. Under the final rule, BSEE may issue an order to predecessors to perform accrued decommissioning obligations, including beginning maintenance and monitoring within thirty days, designating an operator for decommissioning within ninety days, and submitting a decommissioning plan within one hundred fifty days.

On June 29, 2023, BOEM published a proposed rule that, if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements applicable to offshore oil and gas operations. The proposed rule would change the current criteria used to determine whether OCS lease and grant holders are required to secure supplemental financial assurance. The proposed rule would no longer use the current 5-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead proposes a simplified test: (1) the credit rating of the lessee and, where applicable, (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. Under the proposed rule, BOEM would no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance should be provided by current lessees and grant holders. BOEM would not require supplemental financial assurance above the base bond requirements in three cases: (1) where a lessee has an investment grade credit rating (i.e., a credit rating from a Nationally Recognized Statistical Ratings Organizations, or NRSRO, that is greater than or equal to either BBB- from S&P or Baa3 from Moody’s, or its equivalent, or a proxy credit rating greater than or equal to either BBB- or Baa3, as determined by the Regional Director and based upon a company’s audited financial information with an accompanying auditor’s certificate); (2) where there are multiple co-lessees on a lease and any one of those lessees meets the credit rating threshold; and (3) for any lease on which all lessees are rated below investment grade, where the value of the lease’s proved oil and gas reserves is at least three times that of the estimated decommissioning cost estimate. BOEM proposes to phase in compliance with the new requirements over a three-year period. The extended public comment period closed on September 7, 2023, and BOEM is reviewing the comments received. At this time, we cannot predict whether BOEM will adopt the final rule in its current form or at all, the timing for any final decision, or whether any changes will result from the public notice and comment process, but will continue to monitor this rulemaking.

Moreover, BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the current interest holder’s decommissioning obligations. In August 2021, BOEM published a Note to Stakeholders detailing an expansion of its supplemental financial assurance requirements to certain high-risk, non-sole liability properties; namely, those properties that are inactive, where production end-of-life is fewer than five years, or with damaged infrastructure irrespective of the remaining property life of the surrounding producing assets. BOEM has stated it will prioritize non-sole liability properties where it believes that the current owner does not meet applicable requirements related to financial strength and has no co-owners or predecessors that are financially strong, as determined by BOEM. We may be unable to provide the financial assurances in the amounts and under the time periods required by BOEM if it submits future demands to cover our decommissioning obligations. If in the future BOEM issues orders to provide additional financial assurances and we fail to comply with such future orders, BOEM could elect to take actions that would materially adversely impact our operations and our properties, including commencing proceedings to suspend our production and other operations or cancel our applicable federal offshore leases. Our ability to obtain adequate supplemental financial assurance (pursuant to a final BOEM rule that is substantially consistent with the June 2023 proposed rule or otherwise), including the future cost of compliance with respect to supplemental bonding, could materially and adversely affect our liquidity, financial condition, cash flows, business, properties and results of operations.

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

Hurricanes, Tropical Storms and Loop Currents — Since our operations are in the U.S. Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes, tropical storms and loop currents on production and capital projects. Significant impacts could include reductions and/or deferrals of future oil and natural gas production and revenues and increased lease operating expenses for evacuations and repairs.

Five-Year Offshore Oil and Gas Leasing Program Update — Under the OCSLA, as amended, BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. On May 11, 2022, the DOI cancelled two lease auctions in the Gulf of Mexico, Lease Sales 259 and 261 included in the 2017-2022 national program that was developed under the Obama Administration, which expired on June 30, 2022. The DOI cited “conflicting court rulings” as the primary reason for not holding the two Gulf of Mexico lease sales. The IRA, which President Biden signed into law on August 16, 2022, reinstated Lease Sale 257 held in November 2021, and required the DOI to both accept all valid high bids received in Lease Sale 257 and issue leases to the high bidders. We were one of the most active bidders in Lease Sale 257 and we were the high bidder on ten (10) blocks and awarded leases on nine (9) blocks. In January 2023, BOEM released its final environmental impact statement for Lease Sales 259 and 261 and, in March 2023, announced the results of Lease Sale 259, in which we were the high bidder on four offshore blocks, and were awarded leases on all four blocks. Lease Sale 261 was scheduled to be held on November 8, 2023, pursuant to a September 21, 2023 court order from the United States District Court for the Western District of Louisiana, as amended by a September 25, 2023 court order from the United States Court of Appeals for the Fifth Circuit. However, on October 26, 2023, the United States Court of Appeals for the Fifth Circuit stayed its and the District Court’s ruling, scheduling oral arguments for November 13, 2023. On November 2, 2023, BOEM announced the postponement of Lease Sale 261 as a result of the United States Court of Appeals for the Fifth Circuit’s October 26, 2023 order. Pursuant to the United States Court of Appeals for the Fifth Circuit’s November 14, 2023 order, BOEM held Lease Sale 261 on December 20, 2023, in which we were the high bidder on thirteen offshore blocks and were awarded four leases as of February 16, 2024. As BOEM is still in its bid evaluation, we are awaiting BOEM’s award decisions on our remaining high bids.

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

BOEM took the first formal step in pursuit of a new five-year national program in January 2018 by releasing a Draft Proposed Program. The OCSLA and its implementing regulations call for two subsequent drafts, a Proposed Program (“PP”), which is open for public comment for a period of at least 90 days, and then a PFP, which is submitted to Congress and the President for 60 days before implementation. These later program stages also are accompanied by publication of a draft and final Programmatic Environmental Impact Statement (“PEIS”), with a period for public comment on the draft PEIS. The PP and a draft PEIS for the 2023-2028 five-year period were published in the Federal Register on July 8, 2022, with a 90-day comment period. The PP included no more than ten potential lease sales in the Gulf of Mexico. On September 29, 2023, the PFP for 2024-2029 was published and includes a maximum of three potential oil and gas lease sales in the Gulf of Mexico scheduled to be held in years 2025, 2027 and 2029. On December 14, 2023, the Secretary of the Interior approved the final program in a combined decision memo and Record of Decision and the final program is set to become effective on July 1, 2024.

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

	Year Ended December 31,
	2023	2022	2021
Oil	93%	83%	86%
Natural gas	5%	14%	10%
NGL	2%	4%	4%

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

	Year Ended December 31,
	2023	2022	2021
Oil:
NYMEX WTI high per Bbl	$89.43	$114.84	$81.48
NYMEX WTI low per Bbl	$70.25	$76.44	$52.01
Average NYMEX WTI per Bbl	$77.63	$94.79	$67.99
Average oil sales price per Bbl (including commodity derivatives)	$73.59	$68.40	$49.67
Average oil sales price per Bbl (excluding commodity derivatives)	$75.17	$93.75	$65.86
Natural Gas:
NYMEX Henry Hub high per MMBtu	$3.27	$8.81	$5.51
NYMEX Henry Hub low per MMBtu	$2.14	$4.38	$2.62
Average NYMEX Henry Hub per MMBtu	$2.54	$6.42	$3.91
Average natural gas sales price per Mcf (including commodity derivatives)	$3.32	$5.30	$3.11
Average natural gas sales price per Mcf (excluding commodity derivatives)	$2.60	$7.06	$3.98
NGLs:
NGL realized price as a % of average NYMEX WTI	23%	35%	39%

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

Results of Operations

Revenues

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Year Ended December 31,
	2023	2022	Change
Revenues:
Oil	$1,357,732	$1,365,148	$(7,416)
Natural gas	68,034	227,306	(159,272)
NGL	32,120	59,526	(27,406)
Total revenues	$1,457,886	$1,651,980	$(194,094)

Production Volumes:
Oil (MBbls)	18,062	14,561	3,501
Natural gas (MMcf)	26,194	32,215	(6,021)
NGL (MBbls)	1,767	1,793	(26)
Total production volume (MBoe)	24,195	21,723	2,472

Daily Production Volumes by Product:
Oil (MBblpd)	49.5	39.9	9.6
Natural gas (MMcfpd)	71.8	88.3	(16.5)
NGL (MBblpd)	4.8	4.9	(0.1)
Total production volume (MBoepd)	66.3	59.5	6.8

Average Sale Price per Unit:
Oil (per Bbl)	$75.17	$93.75	$(18.58)
Natural gas (per Mcf)	$2.60	$7.06	$(4.46)
NGL (per Bbl)	$18.18	$33.20	$(15.02)
Price per Boe	$60.26	$76.05	$(15.79)
Price per Boe (including realized commodity derivatives)	$59.86	$56.46	$3.40

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment, due to changes in sales prices and production volumes (in thousands):

	Price	Volume	Total
Revenues:
Oil	$(335,635)	$328,219	$(7,416)
Natural gas	(116,764)	(42,508)	(159,272)
NGL	(26,543)	(863)	(27,406)
Total revenues	$(478,942)	$284,848	$(194,094)

Volumetric Analysis — Production volumes increased by 6.8 MBoepd to 66.3 MBoepd for the year ended December 31, 2023. The increase was primarily due to 17.6 MBoepd in production from the oil and natural gas assets acquired in the EnVen Acquisition. Additionally, production volumes increased due to the third party downtime for the HP-I dry-dock in our Phoenix Field, the Eugene Island Pipeline System shut-in primarily impacting HP-I and Green Canyon 18 Field and the Shell Odyssey Pipeline shut-in primarily impacting our Ram Powell Field, Main Pass 288 Field and non-operated Delta House facility, which resulted in 3.5 MBoepd of deferred production during 2022. These increases were partially offset by a decrease of 13.4 MBoepd due to well performance and natural production declines primarily in our Phoenix Field, Green Canyon 18 Field and Pompano Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis to our Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2023	2022
Lease operating expenses	$389,621	$308,092
Lease operating expenses per Boe	$16.10	$14.18

Total lease operating expenses for the year ended December 31, 2023 increased by approximately $81.5 million, or 26%. The increase is primarily related to lease operating expenses of $86.8 million incurred in connection with assets acquired from the EnVen Acquisition. Additionally, there was a $11.3 million decrease in production handling fees related to reimbursements for costs from certain third parties related to our historical operations. This increase was partially offset by a $17.1 million decrease in facility and workover expense related to repairs and maintenance at the Phoenix Field compared to the same period in 2022.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Year Ended December 31,
	2023	2022
Depreciation, depletion and amortization	$663,534	$414,630

Depreciation, depletion and amortization expense for the year ended December 31, 2023 increased by approximately $248.9 million, or 60%. This increase was primarily due to an increase of $8.28 per Boe, or 44% in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties and related production primarily related to the assets acquired as part of the EnVen Acquisition, which resulted in $176.3 million of additional depletion. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures” for further discussion on the EnVen Acquisition. Additionally, the depletion rate increased due to the extension of the HP-I lease during the fourth quarter of 2022. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 5 — Leases for additional information on the HP-I lease extension.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2023	2022
Upstream Segment	$139,026	$82,979
CCS Segment	11,922	10,240
Unallocated corporate	7,545	6,535
Total general and administrative expense	$158,493	$99,754

Upstream general and administrative expense per Boe	$5.75	$3.82

General and administrative expense for the year ended December 31, 2023, increased by approximately $58.7 million, or 59%. This increase was primarily related to higher Upstream Segment transaction costs for the closing and continued integration of the EnVen Acquisition of $31.4 million or $1.26 per Boe. The Upstream Segment also had an increase in legal fees of $5.1 million or $0.21 per Boe due to the Dunwoody litigation assumed as part of the EnVen Acquisition. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies for further discussion. Additionally, there was an increase in payroll expense due to additional employee headcount primarily related to the EnVen Acquisition. These increases were partially offset by a decrease in non-cash equity-based compensation of $3.0 million, primarily due to a forfeiture during the third quarter of 2023.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Year Ended December 31,
	2023	2022
Accretion expense	$86,152	$55,995
Other operating (income) expense	$(52,155)	$33,902
Interest expense	$173,145	$125,498
Price risk management activities (income) expense	$(80,928)	$272,191
Equity method investment (income) expense	$(3,209)	$(14,222)
Other (income) expense	$(12,371)	$(31,800)
Income tax (benefit) expense	$(60,597)	$2,537

Accretion Expense — During the year ended December 31, 2023, we recorded $86.2 million of accretion expense compared to $56.0 million during the year ended December 31, 2022. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of the EnVen Acquisition. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for further discussion.

Other Operating (Income) Expense — During the year ended December 31, 2023, we recognized a gain of $66.2 million on the Mexico Divestiture. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for further discussion. This gain was partially offset by $11.9 million of estimated decommissioning obligations primarily as a result of unrelated parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. During the year ended December 31, 2022, we recorded $31.6 million of estimated decommissioning obligations. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies.

Interest Expense — During the year ended December 31, 2023, we recorded $173.1 million of interest expense compared to $125.5 million during the year ended December 31, 2022. The change is primarily a result of the increase in interest associated with the 11.75% Notes assumed as part of the EnVen Acquisition. Additionally, there was an increase in interest associated with the Bank Credit Facility due to increased interest rates and average borrowings when compared to the same period in 2022. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

Price Risk Management Activities — Price risk management activities for year ended December 31, 2023 resulted in a decrease of approximately $353.1 million, or 130%. The income of $80.9 million for the year ended December 31, 2023 consisted of $90.4 million in non-cash gains from the increase in the fair value of our open derivative contracts offset by $9.5 million in cash settlement losses. The expense of $272.2 million for the year ended December 31, 2022 consisted of $425.6 million in cash settlement losses and $153.4 million in non-cash gains from the increase in the fair value of our open derivative contracts.

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

Equity Method Investment Income — During the year ended December 31, 2023, we recorded $12.1 million of equity losses offset by an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron. During the year ended December 31, 2022, we recorded a $13.9 million gain on the partial sale and $1.4 million gain on the funding of the capital carry of our equity method investment in Bayou Bend offset by equity losses of $1.1 million. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments for additional information.

Other (Income) Expense — During the year ended December 31, 2022, we recorded a $27.5 million gain as a result of the settlement agreement to resolve a previously pending litigation that was filed in October 2017 that is further discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies. This was partially offset by a $1.6 million loss on extinguishment of debt as a result of the redemption of the 12.00% Notes further discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

Income Tax Benefit (Expense) — During the year ended December 31, 2023, we recorded $60.6 million of income tax benefit compared to $2.5 million of income tax expense during the year ended December 31, 2022, primarily due to a non-cash tax benefit of $106.8 million related to the release of the valuation allowance for our deferred tax assets partially offset with an income tax expense of $31.1 million related to current year activity inclusive of permanent differences for the year ended December 31, 2023. The realization of our deferred tax asset depends on recognition of sufficient future taxable income in specific tax jurisdictions in which temporary differences or net operating losses relate. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. See additional information on the valuation allowance as described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 11 — Income Taxes.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies. Additionally, we are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuit with certainty, but our management believes it is remote that any such pending or threatened lawsuit will have a material adverse impact on our financial condition. See Part I, Item 3. Legal Proceedings for additional information.

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
•
Adjusted EBITDA — EBITDA plus non-cash write-down of oil and natural gas properties, transaction and other (income) expenses, decommissioning obligations, the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives), (gain) loss on debt extinguishment, non-cash write-down of other well equipment and non-cash equity-based compensation expense.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$187,332	$381,915	$(182,952)
Interest expense	173,145	125,498	133,138
Income tax expense (benefit)	(60,597)	2,537	(1,635)
Depreciation, depletion and amortization	663,534	414,630	395,994
Accretion expense	86,152	55,995	58,129
EBITDA	1,049,566	980,575	402,674
Write-down of oil and natural gas properties	—	—	18,123
Transaction and other (income) expense(1)	(33,295)	(34,513)	5,886
Decommissioning obligations(2)	11,879	31,558	21,055
Derivative fair value (gain) loss(3)	(80,928)	272,191	419,077
Net cash received (paid) on settled derivative instruments(3)	(9,457)	(425,559)	(290,164)
(Gain) loss on debt extinguishment	—	1,569	13,225
Non-cash write-down of other well equipment	—	—	5,606
Non-cash equity-based compensation expense	12,953	15,953	10,992
Adjusted EBITDA	$950,718	$841,774	$606,474

(1)
Transaction expenses include $40.4 million and $9.0 million in costs related to the EnVen Acquisition, inclusive of $25.3 million and nil in severance expenses for the years ended December 31, 2023 and 2022, respectively. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures and Note 10 — Employee Benefit Plans and Share-Based Compensation. Other income (expense) includes restructuring expenses, cost saving initiatives and other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the year ended December 31, 2023, the amount includes a $66.2 million gain on the Mexico Divestiture. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures. The amount includes a gain on the funding of the capital carry of our investment in Bayou Bend by Chevron of $8.6 million and $1.4 million for the year ended December 31, 2023 and 2022, respectively. Additionally, it includes a $13.9 million gain on the partial sale of our investment in Bayou Bend to Chevron for the year ended December 31, 2022. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments. For the year ended December 31, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies for additional information on decommissioning obligations.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowing under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed is making it more expensive to borrow money. Our working capital deficit has decreased since December 31, 2022 primarily due to a decrease of $61.1 million in liabilities from price risk management activities and an increase of $11.1 million in assets from price risk management activities. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments for additional information. As of December 31, 2023, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $787.9 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the year ended December 31, 2023 (in thousands):

U.S. drilling & completions	$447,254
Mexico appraisal & exploration	291
Asset management(1)	83,970
Seismic and G&G, land, capitalized G&A and other	64,955
Total Upstream capital expenditures	596,470
Plugging & abandonment	86,615
Decommissioning obligations settled(2)	50,584
Total Upstream	733,669
Investment in CCS	40,961
Total	$774,630

(1)
Asset management consists of capital expenditures for development-related activities primarily associated with recompletions and improvements to our facilities and infrastructure.
(2)
Settlement of decommissioning obligations as a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies for additional information on decommissioning obligations.

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund our board approved 2024 Upstream capital spending program of $565.0 million to $595.0 million and plugging & abandonment and decommissioning obligations of $90.0 million to $100.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. In March and June of 2023, we repurchased 1.9 million shares for $26.6 million and 1.5 million shares for $20.9 million, respectively. As of December 31, 2023, there is $52.5 million remaining under the authorized program. All repurchased shares are held in treasury.

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

The IRA 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the excise tax applies to our share repurchase program. The excise tax payment is non-deductible for income tax purposes. Subject to certain exceptions and adjustments, the excise tax equals 1% of the fair market value of the stock repurchased by a corporation during the applicable tax year. The repurchase amount subject to the excise tax is generally reduced by the fair market value of any stock issued by a corporation during a taxable year, including the fair market value of any stock issued or provided to employees of a corporation or employees of certain of its subsidiaries. The current federal administration has proposed increasing the excise tax amount from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change can take effect. We do not anticipate paying any excise tax in 2023 based on the fair market value of the stock issuance in connection to the EnVen Acquisition.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Year Ended December 31,
	2023	2022
Operating activities	$519,069	$709,739
Investing activities	$(512,626)	$(311,977)
Financing activities	$85,411	$(423,469)

Operating Activities — Net cash provided by operating activities decreased $190.7 million in 2023 compared to 2022 primarily attributable to a decrease in revenues combined with an increase in lease operating expense of $275.6 million.

Investing Activities — Net Cash used in investing activities increased $200.6 million in 2023 compared to 2022 primarily due to an increase in capital expenditures of $238.3 million. The capital expenditure budget for 2023 included projects related to the EnVen Acquisition. Additionally, we had an increase in contributions to equity method investees of $27.2 million and investment in intangibles of $12.4 million. This was offset by cash proceeds of $74.9 million from the Mexico Divestiture. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Financing Activities — Net cash used in financing activities increased $508.9 million in 2023 compared to 2022. We had net borrowings from the Bank Credit Facility of $200.0 million for the year ended December 31, 2023 due to the funding of the EnVen Acquisition, working capital needs and capital expenditures. We had net repayments of $375.0 million during the same period in 2022 due to a management goal to reduce our leverage ratio coupled with a commodity price environment that supported debt repayments to achieve such goal. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information on the EnVen Acquisition. We repurchased $47.5 million of our common stock through our share repurchase program during the year ended December 31, 2023. See the subsection entitled “— Common Stock Repurchase Program” for additional information. Additionally, there was an increase in redemption of senior notes of $11.8 million and deferred financing costs of $11.6 million in each case when compared to the same period in 2022. For additional details on our debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

Overview of Debt Instruments

Financing Arrangements — As of December 31, 2023, total debt, net of discount and deferred financing costs, was approximately $1,025.7 million, comprised of our $866.0 million aggregate principal amount of the 12.00% Notes and 11.75% Notes (as defined herein) and $200.0 million outstanding under our Bank Credit Facility. We were in compliance with all debt covenants at December 31, 2023. For additional details on our debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

Bank Credit Facility – matures March 2027 — We maintain a Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. For additional details on our Bank Credit Facility, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

12.00% Second-Priority Senior Secured Notes—due January 2026 — The 12.00% Notes were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between Talos Energy Inc. (the “Parent Guarantor”); Talos Production Inc. (the “Issuer”); the Subsidiary Guarantors (defined below); and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes were secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes were scheduled to mature on January 15, 2026 and had interest payable semi-annually each January 15 and July 15. We made an interest payment of $38.3 million on January 16, 2024. For additional details on the 12.00% Notes, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

On January 23, 2024, we issued a conditional notice to redeem in full the 12.00% Notes at a redemption price of 103.000% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, in accordance with the 12.00% Notes indenture. The 12.00% Notes were redeemed on February 7, 2024 for $662.4 million utilizing the net proceeds from the Debt Offering.

11.75% Senior Secured Second Lien Notes—due April 2026 — On February 13, 2023, in conjunction with the closing of the EnVen Acquisition, the Company assumed EnVen’s 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) with a principal amount of $257.5 million. The 11.75% Notes were scheduled to mature on April 15, 2026 and interest accrued and was paid semi-annually in cash in arrears on April 15th and October 15th of each year. The 11.75% Notes were secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The indenture governing the 11.75% Notes required the redemption of $15.0 million of the principal amount outstanding at par value on April 15th and October 15th of each year. For additional details on the 11.75% Notes, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

On January 26, 2024, we issued a conditional notice to redeem in full the 11.75% Notes at a redemption price of 102.938% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, in accordance with the 11.75% Notes indenture. We irrevocably deposited funds with the trustee sufficient to satisfy and discharge the 11.75% Notes indenture and the 11.75% Notes until redeemed on April 15, 2024 with the funds deposited with the trustee and elected to satisfy and discharge the 11.75% Notes indenture in accordance with its terms and the 11.75% Notes trustee acknowledged such discharge and satisfaction. We deposited $247.5 million with the trustee on February 7, 2024 utilizing the net proceeds from the Debt Offering.

9.000% Second-Priority Senior Secured Notes—due February 2029 — The 9.000% Notes were issued pursuant to the 9.000% Notes indenture. The 9.000% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indenture. The 9.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.000% Notes mature on February 1, 2029 and have interest payable semi-annually each February 1 and August 1.

9.375% Second-Priority Senior Secured Notes—due February 2031 — The 9.375% Notes were issued pursuant to the 9.375% Notes indenture. The 9.375% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indenture. The 9.375% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.375% Notes mature on February 1, 2031 and have interest payable semi-annually each February 1 and August 1.

Guarantor Financial Information — We own no operating assets and have no operations independent of our subsidiaries. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Issuer’s present and future direct or indirect wholly owned material restricted subsidiaries that guarantees the Issuer’s Bank Credit Facility (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”). Our non-domestic subsidiaries (other than Talos International Holdings SCS) and our unrestricted CCS domestic subsidiaries (the “Non-Guarantors”) are 100% owned by us but do not guarantee the 12.00% Notes.

In lieu of providing separate financial statements for the Issuer and the Guarantors, we have presented the accompanying supplemental summarized combined balance sheet and statement of operations information for the Issuer and the Guarantors on a combined basis after elimination of intercompany transactions and amounts related to investment in any subsidiary that is a Non-Guarantor.

The following table presents the balance sheet information for the respective periods (in thousands):

	Year Ended December 31,
	2023	2022
Current assets	$409,112	$344,525
Non-current assets	4,352,102	2,571,254
Total assets	$4,761,214	$2,915,779

Current liabilities	$577,587	$599,669
Non-current liabilities	2,082,543	1,285,992
Talos Energy Inc. stockholdersʼ equity	2,101,084	1,030,118
Total liabilities and stockholdersʼ equity	$4,761,214	$2,915,779

The following table presents the income statement information (in thousands):

Year Ended December 31, 2023
Revenues	$1,457,886
Costs and expenses	(1,258,327)
Net income (loss)	$199,559

Material Cash Requirements — We are party to various contractual obligations. Some of these obligations may be reflected in our accompanying Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Consolidated Financial Statements.

The following table and discussion summarizes our material cash requirements from known contractual obligations as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total(5)
Long-term financing obligations:
Debt principal	$30,000	$30,000	$806,041	$200,000	$—	$—	$1,066,041
Debt interest	123,084	119,559	68,975	5,152	—	—	316,770
Vessel commitments(1)	13,216	—	—	—	—	—	13,216
Derivative liabilities	7,305	795	—	—	—	—	8,100
Operating lease obligations	4,748	4,716	4,803	4,708	4,610	4,584	28,169
Finance lease(2)	19,336	—	—	—	—	—	19,336
Purchase obligations(3)	3,083	—	—	—	—	—	3,083
Other commitments(4)	3,991	327	—	—	—	—	4,318
Total contractual obligations(5)	$204,763	$155,397	$879,819	$209,860	$4,610	$4,584	$1,459,033

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
(4)
Includes commitments associated with our CCS Segment relating to an equity funding obligation and payments required under a sequestration agreement.
(5)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $897.2 million as of December 31, 2023. For additional information regarding these liabilities, please see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 9 — Asset Retirement Obligations. Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitment and Contingencies.

Debt principal of $638.5 million associated with the 12.00% Notes reflected in the table above was redeemed on February 7, 2024 from proceeds from the Debt Offering. There was $191.8 million of interest reflected in the table above associated with the 12.00% Notes. Debt principal of $227.5 million associated with the 11.75% Notes reflected in the table above will be redeemed on April 15, 2024 from proceeds from the Debt Offering. There was $58.0 million of interest reflected in the table above associated with the 11.75% Notes. The New Senior Notes have an aggregate principal amount of $1,250.0 million with interest of $688.9 million over the life of the New Senior Notes.

Performance Obligations — As of December 31, 2023, we had secured performance bonds totaling $1.4 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico and certain obligations under the PSCs with Mexico from third party sureties. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition.

For additional information about certain of our obligations and contingencies, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Commitments and Contingencies.

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

Proved Reserve Estimates — We account for our oil and natural gas producing activities using the full cost method of accounting, which is dependent on the estimation of proved reserves to determine the rate at which we record depletion on our oil and natural gas properties and whether the value of our evaluated oil and natural gas properties is permanently impaired based on the quarterly full cost ceiling impairment test.

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

The depletion of our proved oil and natural gas properties is calculated using the unit-of-production method based on proved oil and gas reserves. If the proved reserves used had been a 10 percent lower, depreciation, depletion and amortization in the three months ended December 31, 2023 would have increased by an estimated $19.4 million. Furthermore, the Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Downward revisions of previous reserve quantity estimates accounted for approximately $484.4 million of the standardized measure of our total reserves from December 31, 2022 to December 31, 2023. The Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties during the years ended December 31, 2023, 2022 and 2021.

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

Income Taxes — Our provision for income taxes includes U.S. state and federal and foreign taxes. We record our federal income taxes in accordance with accounting for income taxes under GAAP which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. As of December 31, 2023, we believe it is more likely than not that some or all of the benefits from our state deferred tax assets will not be realized and reduced the state deferred tax assets by a valuation allowance.

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

Determination of Fair Value in Business Combinations — We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. The amount of goodwill or bargain purchase gain recognized, if any, is determined based on the consideration transferred compared to the acquisition date amounts of the identifiable net assets acquired.

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

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part IV, Item 15. Exhibit and Financial Statement Schedules — Note 1 — Organization, Nature of Business and Basis of Presentation.

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

Commodity Price Risks

Oil and natural gas prices can fluctuate significantly and have a direct impact on our revenues, earnings and cash flow. During year ended December 31, 2023, our average oil price realizations after the effect of derivatives increased 8% to $73.59 per Bbl from $68.40 per Bbl in the comparable 2022 period. Our average natural gas price realizations after the effect of derivatives decreased 37% during the year ended December 31, 2023 to $3.32 per Mcf from $5.30 per Mcf in the comparable 2022 period.

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

We had commodity derivative instruments in place to reduce the price risk associated with future production of 9,833 MBbls of crude oil and 15,515 MMBtu of natural gas at December 31, 2023, with a net derivative asset position of $45.6 million. For additional information regarding our commodity derivative instruments, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments, included elsewhere in this Annual Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at December 31, 2023 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$45,603	$(21,481)	$(67,084)	$113,601	$67,998

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Variable Interest Rate Risks

We had total debt outstanding of $1,066.0 million at December 31, 2023, before unamortized original issue discount and deferred financing costs. Of this, $866.0 million aggregate principal was from our 12.00% Notes and 11.75% Notes, which bears interest at a fixed rate. The remaining $200.0 million is from outstanding borrowings under our Bank Credit Facility with variable interest rates. We are subject to the risk of changes in interest rates under our Bank Credit Facility. In addition, the terms of our Bank Credit Facility require us to pay higher interest rates as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates. As of December 31, 2023, our interest rate risk exposure is mitigated as a result of fixed interest rates on 81% of our debt. The all-in interest rate on our variable rate debt at December 31, 2023 was 8.26%, which includes a spread of 2.85% based on the utilization rate of our Bank Credit Facility, and a secured overnight financing rate (”SOFR”) of 5.41%. A 10% change in the SOFR rate on this variable rate debt balance at December 31, 2023 would change interest expense for the year ended December 31, 2023 by approximately $1.1 million. For additional information regarding the borrowing base utilization percentage associated with our Bank Credit Facility, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt, included elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, included in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

2.2#

Agreement and Plan of Merger, dated as of January 13, 2024, by and among Talos Energy Inc., QuarterNorth Energy Inc., Compass Star Merger Sub Inc. and the Equityholder Representatives named therein (incorporated by reference to Exhibit 2.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 16, 2024).

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

4.4

Indenture, dated as of February 7, 2024, and by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, pursuant to which the 2029 Notes were issued. (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.5

Indenture, dated as of February 7, 2024, and by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, pursuant to which the 2031 Notes were issued. (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.6

Form of 12.00% Second-Priority Senior Secured Note due 2026 (included as Exhibit A to Exhibit 4.6 hereto) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 8, 2021).

4.7

Form of 9.000% Second-Priority Senior Secured Note due 2029 (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.8

Form of 9.375% Second-Priority Senior Secured Note due 2031 (included as Exhibit A in Exhibit 4.5 hereto) (incorporated by reference to Exhibit 4.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

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

4.12

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.10 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on March 1, 2023).

4.13

Second Supplemental Indenture, dated as of October 27, 2022, among Talos Production Inc., the Guarantors named therein and Wilmington Trust National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 28, 2022).

4.14

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

4.15

Second Supplemental Indenture, dated as of February 13, 2023, among Talos Production Inc., each of the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

4.16

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

10.8†

Separation and Release Agreement by and between the Company and Robert D. Abendschein, effective December 26, 2023 (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 29, 2023).

10.9†	Talos Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 8-K12B filed with the SEC on May 16, 2018).

10.10†	Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.11

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

10.12†*	Form of Indemnification Agreement (Directors and Officers).

10.13†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.20 to Talos Energy Inc.’s Form 10-Q filed with the SEC on August 9, 2018).

10.14†

Form of Talos Energy Inc. Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.15†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.32 to Talos Energy Inc.’s Registration Statement on Form S-4 (File No. 333-227362) filed with the SEC on September 14, 2018)

10.16†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.17†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2021).

10.18†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on November 3, 2021).

10.19†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 5, 2022).

10.20†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 5, 2022).

10.21†	Form of Performance Share Unit Cancellation and Release Agreement (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 5, 2022).

10.22†

Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 2, 2020).

10.23†

Form of Participation Agreement pursuant to Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 26, 2020).

10.24†

Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.5 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 9, 2023).

10.25

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

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

10.31

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

10.32

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

10.33*

Tenth Amendment to Credit Agreement, dated January 13, 2024, by and among Talos Energy Inc., as Holdings and a Guarantor, Talos Production Inc., as the Borrower, the other Guarantors party thereto, JPMorgan Chase, N.A., as the Administrative Agent, and the Lenders party thereto.

10.34#

Form of QuarterNorth Support Agreement, by and among QuarterNorth Energy Inc., Talos Energy Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 16, 2024).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

97.1*	Talos Energy Inc. Executive Compensation Clawback Policy, effective November 15, 2023.

99.1*	Netherland, Sewell & Associates, Inc. reserve report for Talos Energy Inc. as of December 31, 2023.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	February 28, 2024	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Duncan and Sergio L. Maiworm, Jr., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Duncan	Chief Executive Officer	February 28, 2024
Timothy S. Duncan	(Principal Executive Officer, Director)

/s/ Sergio L. Maiworm, Jr.	Chief Financial Officer	February 28, 2024
Sergio L. Maiworm, Jr.	(Principal Financial Officer, Authorized Signatory)

/s/ Gregory Babcock	Chief Accounting Officer	February 28, 2024
Gregory Babcock	(Principal Accounting Officer, Authorized Signatory)

/s/ Paula R. Glover	Director	February 28, 2024
Paula R. Glover

/s/ Neal P. Goldman	Director	February 28, 2024
Neal P. Goldman

/s/ John “Brad” Juneau	Director	February 28, 2024
John “Brad” Juneau

/s/ Donald R. Kendall, Jr.	Director	February 28, 2024
Donald R. Kendall, Jr.

/s/ Richard Sherrill	Director	February 28, 2024
Richard Sherrill

/s/ Charles M. Sledge	Director	February 28, 2024
Charles M. Sledge

/s/ Shandell Szabo	Director	February 28, 2024
Shandell Szabo

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talos Energy Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Depreciation, depletion and amortization of proved oil and gas properties.
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company follows the full cost method of accounting for its oil and gas properties. Depreciation, depletion and amortization (“DD&A”) of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Judgment is required by the Company’s internal reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection and evaluation of inputs, including historical production, future oil and gas price assumptions, future operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to audit the proved oil and gas reserve estimates prepared by the Company’s internal reservoir engineers for all properties as of December 31, 2023.

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

Evaluation of the fair value measurement of oil and gas properties acquired in the EnVen Energy Corporation business combination
Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company executed a merger agreement to acquire EnVen Energy Corporation for net consideration of approximately $1.0 billion. The transaction was accounted for as a business combination.

The Company applied a discounted cash flow method to estimate the fair value of the proved and unproved oil and gas properties acquired. Significant judgment is required by the Company’s internal reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Significant inputs to the valuation of proved and unproved oil and gas properties include estimates of future oil and gas price assumption and production profiles of reserve estimates, reserve category risk adjustment factors and discount rate using a market-based weighted average cost of capital.

Auditing the Company’s determination of the fair value of the proved and unproved oil and gas properties acquired was complex due to the significant estimation required by management of reserves associated with the acquired assets and the sensitivity of the significant assumptions used in determining the fair value. In evaluating the reasonableness of management’s estimates and assumptions used, the audit testing procedures performed required a high degree of auditor judgment and additional effort, including involving internal specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its process to estimate the fair value of the acquired proved and unproved oil and gas properties, including management’s review of the significant assumptions used as inputs to the fair value calculations.

To test the estimated fair value of the acquired proved and unproved oil and gas properties, our audit procedures included, among others, evaluating the significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we compared and assessed certain significant assumptions to current industry or third-party data for reasonableness.

We also performed sensitivity analyses of significant assumptions, to evaluate the extent of their impact to the fair value calculation. In addition, we involved our valuation specialists to assist with certain significant assumptions included in the fair value estimate. Furthermore, we evaluated the professional qualifications and objectivity of the third-party valuation specialist engaged by the Company to prepare the fair value of the acquired proved and unproved oil and gas properties.

Asset Retirement Obligations
Description of the Matter

As described in Note 2 and 9 of the consolidated financial statements, the Company records a liability for the Asset Retirement Obligation at fair value in the period in which it is incurred. The retirement obligations are periodically adjusted to reflect changes in the expected cash flows resulting from revisions to the estimates of either the timing or amount of the retirement costs. Due to the complexity involved in estimating the expected cash outflows, management used a specialist to estimate the expected cash outflows for the Company’s asset retirement obligation as of December 31, 2023.

Auditing management’s accounting for retirement obligations was especially challenging, as significant judgment is required by the Company in determining the obligation. The significant judgment was primarily related to the inherent estimation uncertainty relating to the expected cash outflows extent of future asset retirement activities and the ultimate productive life of the properties.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for asset retirement obligation, including the controls over management’s review of the significant assumptions described above.

To test the asset retirement obligation, among other procedures, we evaluated the methodology, tested the significant assumptions described above and tested the completeness and accuracy of the underlying data used by the Company in estimating the expected cashflows. To assess the estimates of asset retirement activities and cash flows, we evaluated significant changes from the prior estimate, verified consistency between the timing of asset retirement activities and projected productive life of the properties, verified cost rates against third-party information or internal cost records and recalculated management’s estimate. We involved our asset retirement specialists to assist in our evaluation of the expected cash outflows for asset retirement obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Houston, Texas

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talos Energy Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talos Energy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the consolidated financial statements”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2024

TALOS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$33,637	$44,145
Accounts receivable:
Trade, net	178,977	150,598
Joint interest, net	79,337	54,697
Other, net	19,296	6,684
Assets from price risk management activities	36,152	25,029
Prepaid assets	64,387	84,759
Other current assets	10,389	1,917
Total current assets	422,175	367,829
Property and equipment:
Proved properties	7,906,295	5,964,340
Unproved properties, not subject to amortization	268,315	154,783
Other property and equipment	34,027	30,691
Total property and equipment	8,208,637	6,149,814
Accumulated depreciation, depletion and amortization	(4,168,328)	(3,506,539)
Total property and equipment, net	4,040,309	2,643,275
Other long-term assets:
Restricted cash	102,362	—
Assets from price risk management activities	17,551	7,854
Equity method investments	146,049	1,745
Other well equipment	54,277	25,541
Notes receivable, net	16,207	—
Operating lease assets	11,418	5,903
Other assets	5,961	6,479
Total assets	$4,816,309	$3,058,626
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$84,193	$128,174
Accrued liabilities	227,690	219,769
Accrued royalties	55,051	52,215
Current portion of long-term debt	33,060	—
Current portion of asset retirement obligations	77,581	39,888
Liabilities from price risk management activities	7,305	68,370
Accrued interest payable	42,300	36,340
Current portion of operating lease liabilities	2,666	1,943
Other current liabilities	48,769	60,359
Total current liabilities	578,615	607,058
Long-term liabilities:
Long-term debt	992,614	585,340
Asset retirement obligations	819,645	501,773
Liabilities from price risk management activities	795	7,872
Operating lease liabilities	18,211	14,855
Other long-term liabilities	251,278	176,152
Total liabilities	2,661,158	1,893,050
Commitments and contingencies (Note 14)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 127,480,361 and 82,570,328 shares issued as of December 31, 2023 and 2022, respectively	1,275	826
Additional paid-in capital	2,549,097	1,699,799
Accumulated deficit	(347,717)	(535,049)
Treasury stock, at cost; 3,400,000 and zero shares as of December 31, 2023 and 2022, respectively	(47,504)	—
Total stockholdersʼ equity	2,155,151	1,165,576
Total liabilities and stockholdersʼ equity	$4,816,309	$3,058,626

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Oil	$1,357,732	$1,365,148	$1,064,161
Natural gas	68,034	227,306	130,616
NGL	32,120	59,526	49,763
Total revenues	1,457,886	1,651,980	1,244,540
Operating expenses:
Lease operating expense	389,621	308,092	283,601
Production taxes	2,451	3,488	3,363
Depreciation, depletion and amortization	663,534	414,630	395,994
Write-down of oil and natural gas properties	—	—	18,123
Accretion expense	86,152	55,995	58,129
General and administrative expense	158,493	99,754	78,677
Other operating (income) expense	(52,155)	33,902	32,037
Total operating expenses	1,248,096	915,861	869,924
Operating income (expense)	209,790	736,119	374,616
Interest expense	(173,145)	(125,498)	(133,138)
Price risk management activities income (expense)	80,928	(272,191)	(419,077)
Equity method investment income (expense)	(3,209)	14,222	—
Other income (expense)	12,371	31,800	(6,988)
Net income (loss) before income taxes	126,735	384,452	(184,587)
Income tax benefit (expense)	60,597	(2,537)	1,635
Net income (loss)	$187,332	$381,915	$(182,952)

Net income (loss) per common share:
Basic	$1.56	$4.63	$(2.24)
Diluted	$1.55	$4.56	$(2.24)
Weighted average common shares outstanding:
Basic	119,894	82,454	81,769
Diluted	120,752	83,683	81,769

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	81,279,989	$813	$1,659,800	$(734,012)	—	$—	$926,601
Equity-based compensation	—	—	20,165	—	—	—	20,165
Equity-based compensation tax withholdings	—	—	(3,161)	—	—	—	(3,161)
Equity-based compensation stock issuances	601,488	6	(6)	—	—	—	—
Net income (loss)	—	—	—	(182,952)	—	—	(182,952)
Balance at December 31, 2021	81,881,477	819	1,676,798	(916,964)	—	—	760,653
Equity-based compensation	—	—	27,611	—	—	—	27,611
Equity-based compensation tax withholdings	—	—	(4,603)	—	—	—	(4,603)
Equity-based compensation stock issuances	688,851	7	(7)	—	—	—	—
Net income (loss)	—	—	—	381,915	—	—	381,915
Balance at December 31, 2022	82,570,328	826	1,699,799	(535,049)	—	—	1,165,576
Equity-based compensation	—	—	25,008	—	—	—	25,008
Equity-based compensation tax withholdings	—	—	(7,459)	—	—	—	(7,459)
Equity-based compensation stock issuances	1,110,143	11	(11)	—	—	—	—
Issuance of common stock for acquisition (Note 3)	43,799,890	438	831,760	—	—	—	832,198
Purchase of treasury stock	—	—	—	—	3,400,000	(47,504)	(47,504)
Net income (loss)	—	—	—	187,332	—	—	187,332
Balance at December 31, 2023	127,480,361	$1,275	$2,549,097	$(347,717)	3,400,000	$(47,504)	$2,155,151

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$187,332	$381,915	$(182,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, amortization and accretion expense	749,686	470,625	454,123
Write-down of oil and natural gas properties and other well equipment	—	—	23,729
Amortization of discount, premium and deferred financing costs	15,039	14,379	13,382
Equity-based compensation expense	12,953	15,953	10,992
Price risk management activities (income) expense	(80,928)	272,191	419,077
Net cash received (paid) on settled derivative instruments	(9,457)	(425,559)	(290,164)
Equity method investment (income) expense	3,209	(14,222)	—
Loss (gain) on extinguishment of debt	—	1,569	13,225
Settlement of asset retirement obligations	(86,615)	(69,596)	(67,988)
Gain (loss) on sale of assets	(66,115)	303	(687)
Changes in operating assets and liabilities:
Accounts receivable	20,352	14,927	(35,396)
Other current assets	7,066	(36,545)	(18,901)
Accounts payable	(60,401)	24,258	(6,261)
Other current liabilities	(96,960)	73,531	64,800
Other non-current assets and liabilities, net	(76,092)	(13,990)	14,409
Net cash provided by (used in) operating activities	519,069	709,739	411,388
Cash flows from investing activities:
Exploration, development and other capital expenditures	(561,434)	(323,164)	(293,331)
Proceeds from (cash paid for) acquisitions, net of cash acquired	17,617	(3,500)	(5,399)
Proceeds from (cash paid for) sale of property and equipment, net	73,004	1,937	4,983
Contributions to equity method investees	(29,447)	(2,250)	—
Investment in intangible assets	(12,366)	—	—
Proceeds from sale of equity method investment	—	15,000	—
Net cash provided by (used in) investing activities	(512,626)	(311,977)	(293,747)
Cash flows from financing activities:
Issuance of senior notes	—	—	600,500
Redemption of senior notes	(30,000)	(18,184)	(356,803)
Proceeds from Bank Credit Facility	825,000	85,000	100,000
Repayment of Bank Credit Facility	(625,000)	(460,000)	(365,000)
Deferred financing costs	(11,775)	(189)	(27,833)
Other deferred payments	(1,545)	—	(7,921)
Payments of finance lease	(16,306)	(25,493)	(21,804)
Purchase of treasury stock	(47,504)	—	—
Employee stock awards tax withholdings	(7,459)	(4,603)	(3,161)
Net cash provided by (used in) financing activities	85,411	(423,469)	(82,022)

Net increase (decrease) in cash, cash equivalents and restricted cash	91,854	(25,707)	35,619
Cash, cash equivalents and restricted cash:
Balance, beginning of period	44,145	69,852	34,233
Balance, end of period	$135,999	$44,145	$69,852

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$114,972	$105,773	$45,761
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$130,313	$91,809	$68,891

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) and offshore Mexico both through upstream oil and gas exploration and production and the development of low carbon solutions opportunities. The Company leverages decades of technical and offshore operational expertise in the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world. The Company is also utilizing its expertise to develop CCS projects to help reduce industrial emissions along the coast of the U.S. Gulf of Mexico.

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

Segments

The Company has two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”). The Upstream Segment is the Company’s only reportable segment. The legal entities included in the CCS Segment have been designated as unrestricted, non-guarantor subsidiaries of the Company for purposes of the Bank Credit Facility (as defined in Note 2 — Summary of Significant Accounting Policies) and indenture governing the senior notes. See additional information in Note 15 — Segment Information.

Recently Issued Accounting Standards

Segment Reporting — In November 2023, the Financial Accounting Standards Board (“FASB”) issued an update to the required disclosures for segment reporting. The update is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this update on the Company’s disclosures.

Tax Disclosures — In December 2023, the FASB issued an update which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024 on a prospective basis. However, retrospective application in all periods presented is permitted. The Company is currently evaluating the effect of this update on the Company’s disclosures.

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

Accounts Receivable and Allowance for Expected Credit Losses — Accounts receivable are stated at the historical carrying amount net of an allowance for expected credit losses. At each reporting period, the recoverability of material receivables is assessed using historical data, current market conditions and reasonable and supported forecasts of future economic conditions to determine their expected collectability. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. As of December 31, 2023 and 2022, the Company had allowances of $8.8 million and $10.7 million, respectively, presented net in accounts receivable on the Consolidated Balance Sheets.

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

Prepaid Assets — Prepaid assets primarily represent prepaid subscriptions, insurance, progress payments for well equipment and deposits with the Office of Natural Resources Revenue (“ONRR”). The progress payments made for well equipment relate to long lead time items which the Company has not taken title to as of period end. The deposits with ONRR represent the Company’s estimated federal royalties payable within thirty days of the production date. On a monthly basis, the Company adjusts the deposit based on actual royalty payments remitted to the ONRR.

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

Restricted Cash — Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Consolidated Balance Sheets. The Company acquired funds held in escrow to be used for future plugging and abandonment (“P&A”) obligations assumed through the EnVen Acquisition (as defined in Note 3 — Acquisitions and Divestitures). These escrow accounts required deposits of approximately $100.0 million, which was fully funded by EnVen (as defined in Note 3 — Acquisitions and Divestitures) prior to the consummation of the acquisition. This is reflected as “Restricted Cash” within “Other long-term assets” on the Consolidated Balance Sheets.

Equity Method Investments — The Company generally accounts for investments under the equity method of accounting when it exercises significant influence over the entity’s operating and financial policies but does not hold a controlling financial interest in the entity. The voting percentage that is presumed to provide an investor with the required level of influence necessary to apply the equity method of accounting varies depending on the nature of the investee. For investments in common stock, in-substance common stock, a limited liability company or partnership that does not maintain specific ownership accounts for each investor, a voting percentage of 20% or more is generally presumed to demonstrate significant influence. For investments in a limited partnership or unincorporated joint venture and a limited liability company or partnership that maintains a specific ownership account for each investor, a voting percentage of 3-5% or more is generally presumed to demonstrate significant influence. Equity method accounting for interests in limited partnerships is generally appropriate unless the interest is so minor that the investor has virtually no influence (less than 3%).

In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, contributions and distributions. Investments accounted for using the equity method are reflected as “Equity method investments” on the Consolidated Balance Sheets. The equity in earnings of an investee is reflected in “Equity method investment income (expense)” on the Consolidated Statement of Operations. The gain or loss from the full or partial sale of an equity method investment is presented in the same line item in which the Company reports the equity in earnings of the investee.

The Company assesses equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. The impairment charge is included as a component of the Company’s share of the earning or losses of the investee. No impairment charges have been recorded during the years ended December 31, 2023, 2022 and 2021.

Other Well Equipment — Other well equipment primarily represents the cost of equipment to be used in the Company’s oil and natural gas drilling and development activities such as drilling pipe, tubulars and certain wellhead equipment. When well equipment is supplied to wells, the cost is capitalized in oil and gas properties, and if such property is jointly owned, the proportionate costs will be reimbursed by third party participants.

Notes Receivable, net — The Company holds two notes receivable with an aggregate face value of $66.2 million acquired by the Company as part of the EnVen Acquisition (as defined herein), which consist of commitments from the sellers of oil and natural gas properties related to the costs associated with P&A obligations (the “P&A Notes Receivable”). The P&A Notes Receivable are recorded at a discounted value, being accreted to their principal amounts and presented as such, net of related cumulative estimated credit losses, on the accompanying Consolidated Balance Sheets. The Company estimates the current expected credit losses related to its P&A Notes Receivable using the probability of default method based on the long-term credit ratings of the counterparties of the notes, which are currently considered “investment grade.”

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

Decommissioning Obligations — Certain counterparties in divestiture transactions or third parties in existing leases that have filed for bankruptcy protection or undergone associated reorganizations may not be able to perform required abandonment obligations. The Company may be held jointly and severally liable for the decommissioning of various facilities and related wells. The Company accrues losses associated with decommissioning obligations when such losses are probable and reasonably estimable. When there is a range of possible outcomes, the amount accrued is the most likely outcome within the range. If no single outcome within the range is more likely than the others, the minimum amount in the range is accrued. These accruals may be adjusted as additional information becomes available. In addition, when decommissioning obligations are reasonably possible, the Company discloses an estimate for a possible loss or range of loss (or a statement that such an estimate cannot be reasonably made). See Note 14 — Commitments & Contingencies for additional information.

Share-Based Compensation — Certain of the Company’s employees participate in its equity-based compensation plan. The Company measures all employee equity-based compensation awards at fair value on the date awards are granted to its employees.

The fair value of the stock-based awards is determined at the date of grant and is not remeasured for awards classified as equity unless the award is modified. Liability classified awards are remeasured at each reporting period. The Company records share-based compensation, net of actual forfeitures, for the restricted stock units (“RSUs”) and performance share units (“PSUs”) in “General and administrative expense” on the Consolidated Statements of Operations, net of amounts capitalized to oil and gas properties. See Note 10 — Employee Benefits Plans and Share-Based Compensation for additional information.

RSUs — Share-based compensation is based on the market price of the Company’s common stock on the grant date and recognized over the requisite service period using the straight-line method.

PSUs with Market Based Conditions — Share-based compensation is based on the grant date fair value determined using a Monte Carlo valuation model for awards with a market condition and recognized over the requisite service period using the straight-line method. Estimates used in the Monte Carlo valuation model are considered highly-complex and subjective. The number of shares of common stock issuable upon vesting ranges from zero to 200% of the number of PSUs granted based on the Company’s total shareholder return (“TSR”). Share-based compensation related to PSUs with a market condition are recognized as the requisite service period is fulfilled, even if the market condition is not achieved.

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

Income (Loss) Per Share — Basic net income per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be antidilutive, diluted EPS includes the impact of RSUs, PSUs and outstanding warrants. See Note 12 — Income (Loss) Per Share for additional information.

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
•
Level 3 – Inputs to the valuation methodology are unobservable (little or no market data), which require the reporting entity to develop its own assumptions and are significant to the fair value measurement.

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

Variable Interest Entities — Upon inception of a contractual agreement, the Parent Company performs an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a variable interest Entity (“VIE”). The Parent Company assesses all aspects of its interests in an entity and uses judgment when determining if it is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights and level of involvement of other parties. A reassessment of the primary beneficiary conclusion is conducted when there are changes in the facts and circumstances related to a VIE. See Note 7 — Equity Method Investments for additional information.

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

The Company markets the majority of its oil and natural gas production, and substantially all of its revenues are attributable to the U.S. The majority of the Company’s oil, natural gas and NGL production is sold to customers under short-term (less than 12 months) contracts at market-based prices. The Company’s customers consist primarily of major oil and natural gas companies, well-established oil and pipeline companies and independent oil and gas producers and suppliers. The Company performs ongoing credit evaluations of its customers and provide allowances for probable credit losses when necessary.

The percent of consolidated revenue of major customers, those whose total represented 10% or more of the Company’s oil, natural gas and NGL revenues, was as follows:

	Year Ended December 31,
	2023	2022	2021
Shell Trading (US) Company	54%	44%	45%
Valero Energy Corporation	21%	23%	**
Chevron Products Company	**	11%	29%

** Less than 10%

The loss of a major customer could have material adverse effect on the Company in the short term. However, the Company believes it would be able to obtain other customers to market its oil, natural gas and NGL production.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$33,637	$44,145
Restricted cash included in Other long-term assets	102,362	—
Total cash, cash equivalent and restricted cash	$135,999	$44,145

Note 3 — Acquisitions and Divestitures

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

The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values on February 13, 2023 (in thousands):

Current assets	$243,571
Property and equipment	1,455,347
Other long-term assets:
Restricted cash	100,753
Notes receivable, net	14,844
Other long-term assets	48,899
Current liabilities:
Current portion of long-term debt	(33,234)
Current portion of asset retirement obligations	(7,079)
Other current liabilities	(124,347)
Long-term liabilities:
Long-term debt	(233,836)
Asset retirement obligations	(251,779)
Deferred tax liabilities	(150,264)
Other long-term liabilities	(14,976)
Allocated purchase price	$1,047,899

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

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.8 million was recognized during the year ended December 31, 2023 and $9.0 million was recognized during the year ended December 31, 2022 and reflected in general and administrative expense on the Consolidated Statements of Operations. Additionally, the Company incurred $25.3 million in severance expense in connection with the EnVen Acquisition for the year ended December 31, 2023. See Note 10 — Employee Benefit Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the period from February 13, 2023 to December 31, 2023 (in thousands):

Year Ended December 31, 2023
Revenue	$423,624
Net income (loss)	$85,622

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the consolidated results of operations for the years ended December 31, 2023 and 2022 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 8 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the P&A Notes Receivable and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the year ended December 31, 2022 were adjusted to include $65.1 million of general and administrative expenses, of which $16.3 million were incurred during the year ended December 31, 2022. Supplemental pro forma earnings for the year ended December 31, 2023 were adjusted to exclude $65.1 million of general and administrative expenses. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Year Ended December 31,
	2023	2022
Revenue	$1,509,929	$2,355,215
Net income (loss)	$217,537	$425,995
Basic net income (loss) per common share	$1.74	$3.37
Diluted net income (loss) per common share	$1.73	$3.34

Subsequent Event

QuarterNorth Acquisition — On January 13, 2024, the Company executed a merger agreement to acquire QuarterNorth Energy Inc. (“QuarterNorth,” and such acquisition, the “QuarterNorth Acquisition”), a privately-held U.S. Gulf of Mexico exploration and production company. The QuarterNorth Acquisition is expected to close during the first quarter of 2024. Consideration for the QuarterNorth Acquisition primarily consists of (i) approximately $964.9 million in cash, (ii) the amount of net unrestricted cash of QuarterNorth as of December 31, 2023 and (iii) 24.8 million shares of the Company’s common stock.

Divestiture

Mexico Divestiture — On September 27, 2023, the Company closed the sale of a 49.9% equity interest in its subsidiary, Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”) to Zamajal, S.A. de C.V., a wholly owned subsidiary of Grupo Carso, for $74.9 million in cash consideration with an additional $49.9 million contingent on first oil production from the Zama Field (the “Mexico Divestiture”). The contingent consideration will be recognized when regular commercial production from the Zama Field becomes probable. Talos Mexico, through its wholly owned subsidiary, holds a 17.4% unitized interest in the Zama Field.

As a result of the Mexico Divestiture, Talos Mexico was deconsolidated on September 27, 2023 and is now accounted for as an equity method investment. Total assets derecognized included $112.3 million of unproved properties associated with exploration and appraisal activities in Block 7 located in the shallow waters off the coast of Mexico’s Tabasco state. The fair value of the Company’s retained equity method investment in Talos Mexico was $107.6 million. The determination of fair value was based on the implied fair value of Talos Mexico. The implied fair value of Talos Mexico was based on the transaction price of the Mexico Divestiture, which was an orderly transaction between market participants. A gain of $66.2 million was recognized on the Mexico Divestiture during the year ended December 31, 2023 which is included in “Other operating (income) expense” on the Consolidated Statements of Operations.

Note 4 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of Mexico deep and shallow waters. During 2023, 2022 and 2021, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At December 31, 2023, its ceiling test computation was based on SEC pricing of $78.56 per Bbl of oil, $2.75 per Mcf of natural gas and $18.77 per Bbl of NGLs.

Unproved Properties

Unproved capitalized costs of oil and natural gas properties excluded from amortization relate to unevaluated properties associated with acquisitions, leases awarded in the U.S. Gulf of Mexico federal lease sales, certain geological and geophysical costs, expenditures associated with certain exploratory wells in progress and capitalized interest.

During the year ended December 31, 2023, the Company derecognized $112.3 million of unproved properties associated with the exploration and appraisal activities in Block 7 located in the shallow waters off the coast of Mexico’s Tabasco state. See Note 3 — Acquisitions and Divestitures for additional discussion.

During the year ended December 31, 2021, the Company’s evaluation of unproved property located offshore Mexico resulted in a non-cash impairment of $18.1 million presented as “Write-down of oil and natural gas properties” on the Consolidated Statements of Operations. The non-cash impairment was primarily attributable to the Company’s operations in offshore Mexico in Block 31 associated with the Company’s non-consent of the proposed appraisal plan during the fourth quarter of 2021.

The following table sets forth a summary of the Company’s oil and natural gas property costs not being amortized at December 31, 2023, by the year in which such costs were incurred (in thousands):

		Year Ended December 31,
	Total	2023	2022	2021	2020 and Prior
Acquisition United States	$249,799	$229,216	$—	$—	$20,583
Exploration United States	18,516	10,108	1,299	2,295	4,814
Total unproved properties, not subject to amortization	$268,315	$239,324	$1,299	$2,295	$25,397

The excluded costs will be included in the amortization base as properties are evaluated and proved reserves are established or impairment is determined. The unproved costs will be excluded from the amortization base until the Company has made a determination as to the existence of proved reserves. The Company currently estimates these costs will be transferred to the amortization base over eight years.

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

	Year Ended December 31,
	2023	2022	2021
Finance lease cost - interest on lease liabilities	$14,476	$7,558	$11,453
Operating lease cost, excluding short-term leases(1)	4,883	2,281	2,706
Short-term lease cost(2)	117,132	55,072	38,472
Variable lease cost(3)	2,888	1,450	1,356
Variable and fixed sublease income	(482)	—	—
Total lease cost	$138,897	$66,361	$53,987

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

The present value of the fixed lease payments recorded as the Company’s ROU asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating leases:
Operating lease assets	$11,418	$5,903

Current portion of operating lease liabilities	$2,666	$1,943
Operating lease liabilities	18,211	14,855
Total operating lease liabilities	$20,877	$16,798

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$17,834	$16,306
Other long-term liabilities	131,230	149,064
Total finance lease liabilities	$149,064	$165,370

The table below presents the lease maturity by year as of December 31, 2023 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the Consolidated Balance Sheets.

	Operating Leases	Finance Leases
2024	$4,748	$30,782
2025	4,716	30,782
2026	4,803	30,782
2027	4,708	30,782
2028	4,610	30,782
Thereafter	4,584	43,608
Total lease payments	$28,169	$197,518
Imputed interest	(7,292)	(48,454)
Total lease liabilities	$20,877	$149,064

The table below presents the weighted average remaining lease term and discount rate related to leases:

	Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease term:
Operating leases	5.9 years	6.4 years	7.4 years
Finance leases	6.4 years	7.4 years	1.4 years
Weighted average discount rate:
Operating leases	10.8%	11.8%	11.9%
Finance leases	9.2%	9.2%	21.9%

The table below presents the supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating cash outflow from finance leases	$14,476	$7,181	$11,453
Operating cash outflow from operating leases	$6,318	$3,722	$3,864

ROU assets obtained in exchange for new finance lease liabilities	$—	$166,261	$—
ROU assets obtained in exchange for new operating lease liabilities(1)	$12,971	$474	$1,020
Remeasurement of lease liability arising from modification of ROU asset(2)	$(5,124)	$—	$—

(1)
See EnVen Acquisition in Note 3 — Acquisitions and Divestitures.
(2)
Lease termination accounted for as a lease modification based on the modified lease term. The termination did not take effect contemporaneously with the effective date of the modification.

Note 6 — Financial Instruments

As of December 31, 2023 and 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.00% Second-Priority Senior Secured Notes – due January 2026	$601,353	$655,130	$590,132	$674,542
11.75% Senior Secured Second Lien Notes – due April 2026	$234,221	$233,410	$—	$—
Bank Credit Facility – matures March 2027	$190,100	$200,000	$(4,792)	$—

The carrying value of the senior notes are adjusted for discount, premium and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active markets.

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash received (paid) on settled derivative instruments	$(9,457)	$(425,559)	$(290,164)
Unrealized gain (loss)(1)	90,385	153,368	(128,913)
Price risk management activities income (expense)	$80,928	$(272,191)	$(419,077)

(1)
Includes $1.4 million gain from the unrealized derivative instruments acquired from the EnVen Acquisition for the year ended December 31, 2023.

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of December 31, 2023:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
January 2024 – December 2024	NYMEX WTI CMA	16,859	$74.30
January 2025 – December 2025	NYMEX WTI CMA	7,734	$73.80
Natural gas:		(MMBtu)	(per MMBtu)
January 2024 – December 2024	NYMEX Henry Hub	18,716	$3.41
January 2025 – December 2025	NYMEX Henry Hub	13,712	$3.92

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
January 2024 – December 2024	NYMEX WTI CMA	1,497	$70.00	$79.32
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
January 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Three-Way Collar Contracts
Production Period	Settlement Index	Volumes	Short Put Price	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
January 2024 – March 2024	NYMEX WTI CMA	3,200	$57.27	$70.00	$98.01

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$53,703	$—	$53,703
Liabilities:
Oil and natural gas derivatives	—	(8,100)	—	(8,100)
Total net asset (liability)	$—	$45,603	$—	$45,603

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$32,883	$—	$32,883
Liabilities:
Oil and natural gas derivatives	—	(76,242)	—	(76,242)
Total net asset (liability)	$—	$(43,359)	$—	$(43,359)

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

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$36,152	$7,305	$25,029	$68,370
Non-current	17,551	795	7,854	7,872
Total gross amounts presented on balance sheet	53,703	8,100	32,883	76,242
Less: Gross amounts not offset on the balance sheet	8,100	8,100	32,883	32,883
Net amounts	$45,603	$—	$—	$43,359

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at December 31, 2023 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at December 31, 2023 would have been $45.6 million.

Note 7 — Equity Method Investments

The following table presents the Company’s investments in unconsolidated affiliates by segment for the periods indicated below. The Company accounts for these investments using the equity method of accounting.

	Ownership Interest at	Year Ended December 31,
	December 31, 2023	2023	2022
Upstream:
Talos Energy Mexico 7, S. de R.L. de C.V	50.1%	$107,259	$—
SP 49 Pipeline LLC	33.3%	861	374
CCS:
Bayou Bend CCS LLC	25.0%	28,183	1,371
Harvest Bend CCS LLC	65.0%	9,746	—
Coastal Bend CCS LLC	50.0%	—	—
Total Equity Method Investments		$146,049	$1,745

Talos Energy Mexico 7, S. de R.L. de C.V.

See Note 3 – Acquisitions and Divestitures for additional information on the deconsolidation of Talos Mexico. There is $66.0 million positive basis difference related to this investment, which will be amortized on a units of production method once regular commercial production from the Zama Field commences.

Bayou Bend CCS LLC

On March 8, 2022, the Company made a $2.3 million cash contribution for a 50% membership interest in Bayou Bend CCS LLC (“Bayou Bend”). Bayou Bend has a CCS site that is in the early stages of development located offshore Jefferson County, Texas, near the Beaumont and Port Arthur, Texas industrial corridor. In May 2022, the Company sold a 25% membership interest to Chevron U.S.A. Inc. (“Chevron”) for upfront cash consideration of $15.0 million. The Company recognized a $13.9 million gain on the partial sale of its investment in Bayou Bend during the year ended December 31, 2022, which is included in “Equity method investment income (expense)” on the Consolidated Statement of Operations. Chevron also agreed to fund up to $10.0 million of contributions to Bayou Bend on the Company’s behalf, which was fully funded by the first quarter of 2023. The Bayou Bend investment was increased with an offsetting gain as the capital carry was funded by Chevron. The Company recognized an $8.6 million and $1.4 million gain during the years ended December 31, 2023 and 2022, respectively, on the funding of the capital carry of its investment in Bayou Bend. This gain is included in “Equity method investment income (expense)” on the Consolidated Statements of Operations.

Effective March 1, 2023, Chevron became the operator of Bayou Bend. During March 2023, Bayou Bend expanded its storage footprint through the acquisition of onshore acreage in Chambers and Jefferson Counties, Texas located within the Houston Ship Channel, Beaumont and Port Arthur region.

VIE Disclosures

VIE and Primary Beneficiary Determination — Talos Mexico, Bayou Bend, Harvest Bend CCS LLC (“Harvest Bend”), and Coastal Bend CCS LLC (“Coastal Bend”) were each determined to be a VIE. Neither Talos Mexico, Bayou Bend, Harvest Bend, nor Coastal Bend had sufficient equity at risk to finance their respective activities without additional subordinated financial support. The Company is not the primary beneficiary of these VIE’s due to the governance structure of these entities. The most significant activities of these entities are jointly controlled by the owners. The level of the Company’s economic interest in Harvest Bend is not indicative of the amount of power held.

Financings — All of the Company’s VIE’s have historically been funded through equity contributions from owners.

Maximum Exposure — The Company’s maximum exposure to loss as result of its involvement with VIE’s is the carrying amount of each investment.

Nature of Risks — Talos Mexico holds a working interest in the unitized Zama Field. In March 2023, Petróleos Mexicanos submitted the Zama Unit Development Plan (“UDP”) to Mexico’s governmental agency for approval and the UDP received approved in June 2023. An Integrated Project Team (“IPT”) was formed in March 2023 to pool the talents and competencies of all companies participating in the development of the Zama Field. The IPT reports to the Zama Unit Operating Committee, which includes representatives from each of the participating companies. Final Investment Decision (“FID”) is expected following completion and final review of the front-end engineering and design (“FEED”), project financing and final approvals. Achieving FID is a crucial stage and marks the beginning of the engineering and construction stage, where project contractors proceed with procuring material and beginning the construction. Availability of equipment and unexpected construction hurdles could delay the start of oil and gas production. Even though an IPT exists, teamwork could remain a challenge. There is also a risk that the project will not be completed within the budget and timeline, which ultimately could have an adverse impact on the net present value of the project.

The successful development of our CCS projects is dependent on various economic, regulatory, operational and technical factors. The failure to satisfy, wholly or in a significant measure, any of such factors could have a material adverse impact on the Company’s business, results of operations and financial condition. For example, successful development of CCS projects in the United States requires compliance with stringent and varied regulatory schemes including obtaining Class VI well permits that are applicable to subsurface injection of CO2 for geologic sequestration. Locating a suitable source of anthropogenic CO2 and reaching suitable agreements to capture that CO2 is crucial. Infrastructure to transport CO2 between the source and CCS project sites is also required. In project areas with existing CO2 transportation pipelines, reaching an agreement on CO2 transportation with operators of such pipelines will be necessary. Inability to reach a suitable agreement may render a project uneconomic or impracticable. Separately, if no CO2 pipelines exist in proposed project areas, or if existing pipelines do not extend to one or more of the Company’s project sites, conversion of existing pipelines or construction of new pipelines or lateral connections will be required, which may render one or more projects uneconomic. Given the capital-intensive nature of CCS projects, project finance plays a critical role in accelerating the development of the Company’s projects. If the Company is unable to obtain acceptable financing for its CCS projects, then it could result in significant delays in the development and construction of such projects. Lastly, the development of CCS projects is incentivized by tax credits provided under Section 45Q of the Internal Revenue Code of 1986, as amended. The Company’s inability to benefit from such tax credits could prevent the development of the Company’s projects.

Note 8 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Year Ended December 31,
	2023	2022
12.00% Second-Priority Senior Secured Notes – due January 2026	$638,541	$638,541
11.75% Senior Secured Second Lien Notes – due April 2026	227,500	—
Bank Credit Facility – matures March 2027	200,000	—
Total debt, before discount, premium and deferred financing cost	1,066,041	638,541
Unamortized discount, premium and deferred financing cost, net	(40,367)	(53,201)
Total debt	1,025,674	585,340
Less: Current portion of long-term debt	33,060	—
Long-term debt	$992,614	$585,340

12.00% Second-Priority Senior Secured Notes

The 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) were issued pursuant to an indenture dated January 4, 2021 and the first supplemental indenture dated January 14, 2021 between the Parent Company (the “Parent Guarantor”), Talos Production Inc. (the “Issuer”), and certain of the Issuer's subsidiaries (the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 12.00% Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the indentures. The 12.00% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Parent Guarantor and on a second-priority senior secured basis by each of the Subsidiary Guarantors and will be unconditionally guaranteed on the same basis by certain of the Issuer’s future subsidiaries. The 12.00% Notes are secured on a second-priority basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 12.00% Notes mature January 15, 2026 and have interest payable semi-annually each January 15 and July 15.

The Company may redeem all or a portion of the 12.00% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest if redeemed during the period commencing on January 15 of the years set forth below:

Period	Redemption Price
2023	106.000%
2024	103.000%
2025 and thereafter	100.000%

The indenture governing the 12.00% Notes applies certain limitations on the Company’s ability and the ability of its subsidiaries to, among other things, (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem junior lien, unsecured or subordinated indebtedness; (iv) make investments; (v) restrict distributions, loans or other asset transfers from Talos Production Inc.’s restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of Talos Production Inc.’s properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. The 12.00% Notes contain customary quarterly and annual reporting, financial and administrative covenants. The Company was in compliance with all debt covenants at December 31, 2023.

The Issuer initiated a notes consent solicitation on October 21, 2022, to obtain the requisite holders’ consent to certain amendments to the indenture governing the Issuer’s 12.00% Notes to permit the incurrence of indebtedness in respect of the 11.75% Senior Secured Second Lien Notes due 2026 of EnVen (the “Notes Consent Solicitation”). The Notes Consent Solicitation expired on October 27, 2022, with holders of 95.8% of the aggregate principal amount of the 12.00% Notes outstanding consenting. As a result, the Issuer entered into a second supplemental indenture to the base indenture on October 27, 2022, which became effective upon its execution. The Issuer offered holders of the 12.00% Notes consideration equal to 50 basis points times the principal amount of the 12.00% Notes held by such consenting holder (“Consent Fee”). On February 13, 2023, the Issuer paid the Consent Fee of approximately $3.1 million in the aggregate in connection with the EnVen Acquisition.

During the year ended December 31, 2022, the Company repurchased $11.5 million of the 12.00% Notes. The debt repurchases resulted in a loss on extinguishment of debt for the year ended December 31, 2022 of $1.6 million, which is presented as “Other income (expense)” on the Consolidated Statements of Operations.

Subsequent Event — On January 23, 2024, the Company issued a conditional notice to redeem in full the 12.00% Notes at a redemption price of 103.00% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, in accordance with the 12.00% Notes indenture. The 12.00% Notes were redeemed on February 7, 2024 for $662.4 million utilizing the net proceeds from the Debt Offering (as defined below).

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

The Company may redeem all or a portion of the 11.75% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest if redeemed during the period commencing on February 15 of the years set forth below:

Period	Redemption Price
2023	105.875%
2024	102.938%
2025 and thereafter	100.000%

The 11.75% Notes are governed by an indenture by and among Energy Ventures GoM LLC, EnVen Finance Corporation as co-issuers, the guarantors party thereto and Wilmington Trust, National Association as trustee and collateral agent, dated as of April 15, 2021 (“11.75% Notes Indenture”). Talos Production Inc. and certain of its subsidiaries entered into a supplemental indenture to the 11.75% Notes Indenture which, inter alia, provides for the assumption of the indebtedness in respect of the 11.75% Notes by Talos Production Inc., as well as guarantees of such indebtedness by certain subsidiaries of Talos Production Inc., as contemplated by the terms of the 11.75% Notes Indenture.

The 11.75% Notes Indenture contains certain covenants, which are customary with respect to non-investment grade debt securities, including limitations on the Company’s ability to incur and guarantee additional indebtedness, repay, redeem, or repurchase certain debt and capital stock, issue certain preferred stock or similar equity securities, pay dividends or make other distributions on capital stock, enter into certain types of transactions with affiliates, make loans or investments, and make other restricted payments. Additionally, certain covenants restrict Talos Production Inc. subsidiaries’ ability to pay dividends, create liens, and sell certain assets.

Subsequent Event — On January 26, 2024, the Company issued a conditional notice to redeem in full the 11.75% Notes at a redemption price of 102.938% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, in accordance with the 11.75% Notes Indenture. The Company irrevocably deposited funds with the trustee sufficient to satisfy and discharge the 11.75% Notes Indenture and the 11.75% Notes until redeemed on April 15, 2024 with the funds deposited with the trustee and elected to satisfy and discharge the 11.75% Notes Indenture in accordance with its terms and the 11.75% Notes trustee acknowledged such discharge and satisfaction. The Company deposited $247.5 million with the trustee on February 7, 2024 utilizing the net proceeds from the Debt Offering.

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

7.50% Senior Notes

The 7.50% Senior Notes due 2022 matured on May 31, 2022 and were redeemed at an aggregate principal of $6.1 million plus accrued and unpaid interest.

Bank Credit Facility

The Company maintains a Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On December 23, 2022, the Company entered into the Incremental Agreement and Ninth Amendment to Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) extended the maturity date of the Bank Credit Facility from November 12, 2024 to March 31, 2027, (ii) increased the borrowing base from $1.1 billion to $1.5 billion and (iii) increased commitments from $806.3 million to $965.0 million, in each case went into effect upon the closing of the EnVen Acquisition and the occurrence of certain events related thereto. On June 9, 2023, the borrowing base decreased from $1.5 billion to $1.1 billion and commitments were reaffirmed at $965.0 million as part of the biannual determination.

The Bank Credit Facility no longer bears interest at the applicable London InterBank Offered Rate plus the applicable margin. Interest under the Bank Credit Facility accrues at the Company’s option either at an alternate base rate (“ABR”) plus the applicable margin (“ABR Loans”), an adjusted term secured overnight financing rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or adjusted daily simple SOFR plus the applicable margin (“RFR Loans”). The ABR is based on the greater of (a) the prime rate, (b) a federal funds rate plus 0.5% or (c) the adjusted term SOFR for a one-month interest period plus 1.00%. The adjusted term SOFR is equal to the term SOFR for each applicable tenor (e.g., one-month, three-months, six-months, and twelve-months) calculated and published by the CME Group Inc. plus 0.10%. The adjusted daily simple SOFR is equal to the overnight SOFR calculated and published by the Federal Reserve Bank of New York plus 0.10%. In addition, the Company is obligated to pay a commitment fee on the unutilized portion of the commitments. The pricing grid below shows the applicable margin for Term Benchmark Loans, RFR Loans and ABR Loans as well as the commitment fee rate, in each case based upon the applicable borrowing base utilization percentage:

Borrowing Base Utilization Percentage	Utilization	Term Benchmark Loans and RFR Loans	ABR Loans	Commitment Fee Rate
Level 1	< 25%	2.75%	1.75%	0.38%
Level 2	≥ 25% < 50%	3.00%	2.00%	0.38%
Level 3	≥ 50% < 75%	3.25%	2.25%	0.50%
Level 4	≥ 75% < 90%	3.50%	2.50%	0.50%
Level 5	≥ 90%	3.75%	2.75%	0.50%

The Bank Credit Facility has certain debt covenants, the most restrictive of which is that the Company must maintain a Consolidated Total Debt to EBITDAX Ratio (as defined in the Bank Credit Facility) of no greater than 3.00 to 1.00 calculated each quarter utilizing the most recent twelve months to determine EBITDAX. The Company must also maintain a current ratio no less than 1.00 to 1.00 each quarter. Under the Bank Credit Facility, unutilized commitments are included in current assets in the current ratio calculation. The Bank Credit Facility is secured by, among other things, mortgages covering at least 85.0% of the oil and natural gas assets of the Company. The Bank Credit Facility is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

As of December 31, 2023, the Company's borrowing base was $1,075.0 million with total commitments of $965.0 million. Additionally, no more than $250.0 million of the Company’s borrowing base can be used as letters of credit with current commitments at $150.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at December 31, 2023. As of December 31, 2023, the Company had outstanding borrowings at a weighted average interest rate of 8.26%. See Note 14 — Commitments and Contingencies for the amount of letters of credit issued under the Bank Credit Facility as of December 31, 2023.

Subsequent Event — On January 13, 2024, the Company entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) permits the incurrence of additional indebtedness in order to fund the QuarterNorth Acquisition, with such indebtedness excluded from any reduction of the borrowing base that would otherwise result from such incurrence, and (ii) reaffirms the borrowing base at $1.1 billion effective upon closing of the QuarterNorth Acquisition.

Limitation on Restricted Payments Including Dividends

The Company has not historically declared or paid any cash dividends on its capital stock. However, to the extent the Company determines in the future that it may be appropriate to pay a special dividend or initiate a quarterly dividend program, the Company’s ability to pay any such dividends to its stockholders may be limited to the extent its consolidated subsidiaries are limited in their ability to make distributions to the Parent Company, including the significant restrictions that the agreements governing the Company’s debt impose on the ability of its consolidated subsidiaries to make distributions and other payments to the Parent Company. With respect to entities accounted for under the equity method, the Company’s primary equity method investee as of December 31, 2023 did not have any undistributed earnings.

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

The indenture governing the 11.75% Notes contains a similar restriction on the Company and its consolidated subsidiaries’ ability to declare or pay dividends, subject to exceptions which include, among other things, (i) subject to no default or event of default having occurred or continuing, dividends in an aggregate amount not to exceed the greater of $25 million and 2.5% of Adjusted Consolidated Net Tangible Assets, (ii) dividends or distributions to any parent company to make payments, in lieu of issuing fractional shares in connection with share dividends, share splits, reverse share splits, mergers, consolidations, amalgamations or other business combinations and in connection with the exercise of warrants, options or other securities convertible into or exchangeable for equity interests of the Company.

At December 31, 2023, restricted net assets of the Company’s consolidated subsidiaries exceeded 25%.

Subsequent Event — Debt Offering

On February 7, 2024, the Company closed an upsized offering (the “Debt Offering”) for the sale of $1,250.0 million in aggregate principal amount of second-priority senior secured notes, consisting of $625.0 million aggregate principal amount of second-priority senior secured notes due 2029 and $625.0 million aggregate principal amount of second-priority senior secured notes due 2031 (collectively, the “New Senior Notes”), in a private offering to eligible purchasers that is exempt from registration under the Securities Act. The net proceeds from the Debt Offering (i) are expected to fund a portion of the cash consideration for the pending QuarterNorth Acquisition, (ii) funded the redemption of all of the outstanding 12.00% Notes and all of the outstanding 11.75% Notes discussed above (the “Redemptions”), and (iii) paid premiums, fees and expenses related to the Redemptions and the issuance of the New Senior Notes. The Company intends to use any remaining net proceeds for general corporate purposes, which may include the repayment of a portion of the outstanding borrowings under the Bank Credit Facility.

An aggregate of $340.0 million principal amount of the New Senior Notes will be subject to a “special mandatory redemption” in the event that the transactions contemplated by the QuarterNorth Merger Agreement are not consummated on or before May 31, 2024 (or up to September 30, 2024 solely in the event the parties require additional time to satisfy certain requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, pursuant to the terms of the QuarterNorth Merger Agreement), or if we notify the trustee of the New Senior Notes that we will not pursue the consummation of the QuarterNorth Acquisition.

Note 9 — Asset Retirement Obligations

The asset retirement obligations included in the Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$541,661	$434,006
Obligations assumed(1)	258,858	—
Obligations incurred	14,199	1,140
Obligations settled	(86,615)	(69,596)
Obligations divested	(19,448)	(1,572)
Accretion expense	86,152	55,995
Changes in estimate(2)	102,419	121,688
Balance, end of period	$897,226	$541,661
Less: Current portion	77,581	39,888
Long-term portion	$819,645	$501,773

(1)
Assumed in connection with the EnVen Acquisition. See further discussion in Note 3 — Acquisitions and Divestitures.
(2)
Changes in estimate were primarily due to an increase in estimated service costs. Additionally, increases for the year ended December 31, 2023 due to the acceleration of estimated settlement date.

At December 31, 2023, the Company has (1) restricted cash of $102.4 million inclusive of interest earned to date, held in escrow and (2) the P&A Notes Receivable with an aggregate face value of $66.2 million to settle future asset retirement obligations. These assets are discussed in Note 2 — Summary of Significant Accounting Policies.

Note 10 — Employee Benefits Plans and Share-Based Compensation

EnVen Acquisition Severance

The following table summarizes severance accrual activity in connection with the EnVen Acquisition included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets as of December 31, 2023 (in thousands):

Severance accrual at December 31, 2022	$—
Accrual additions	25,348
Benefit payments	(19,054)
Severance accrual at December 31, 2023	6,294
Less: Current portion at December 31, 2023	6,190
Long-term portion at December 31, 2023	$104

The above table includes involuntary termination benefits that are being provided pursuant to a one-time benefit arrangement that is being spread over the future service period through the termination date. Involuntary termination benefits are also being provided pursuant to contractual termination benefits required by the terms of existing employee agreements. Pursuant to the EnVen Merger Agreement, a rabbi trust was established and funded with $14.5 million at closing to pay a portion of future severance benefits associated with the contractual termination benefits. As of December 31, 2023, the rabbi trust held $3.7 million in assets of which $3.3 million and $0.4 million are included in “Other current assets” and “Other assets,” respectively, on the Consolidated Balance Sheets and both of which are included in the severance accrual at December 31, 2023 listed above. The assets of the rabbi trust are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Severance costs are reflected in “General and administrative expense” on the Consolidated Statement of Operations.

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

Restricted Stock Units – Employees — RSUs granted to employees under the LTIP Plans primarily vest ratably over an approximate three year period subject to such employee’s continued service through each vesting date. Upon vesting, each RSU represents a contingent right to receive one share of common stock. The total unrecognized share-based compensation expense related to these RSUs at December 31, 2023 was approximately $19.0 million, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units – Non-employee Directors — RSUs granted to non-employee directors under the LTIP Plans vested approximately one year following the date of grant, subject to such non-employee director’s continued service through the vesting date. Upon vesting, these RSUs represent a contingent right to receive one share of common stock for each RSU for 60%, and cash for the remaining 40%. The total unrecognized share-based compensation expense related to these RSUs at December 31, 2023 was approximately $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years. Of the unrecognized share-based compensation expense, $0.1 million relates to liability awards and will be subsequently remeasured at each reporting period.

The following table summarizes RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	1,652,988	$13.73
Granted	1,102,038	$13.11
Vested	(669,832)	$15.01
Forfeited	(101,995)	$12.46
Unvested RSUs at December 31, 2021	1,983,199	$13.02
Granted	2,297,465	$13.23
Vested	(967,269)	$14.14
Forfeited	(97,891)	$14.34
Unvested RSUs at December 31, 2022(1)	3,215,504	$12.79
Granted	1,154,541	$16.24
Vested	(1,730,959)	$11.97
Forfeited	(332,725)	$14.52
Unvested RSUs at December 31, 2023(1)	2,306,361	$14.89

(1)
As of December 31, 2023 and 2022, 26,975 and 25,257, respectively, of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Consolidated Balance Sheet.

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

Performance Share Units – Employees — PSUs granted to employees under the LTIP Plans represent the contingent right to receive one share of common stock. However, the number of shares of common stock issuable upon vesting ranges from zero to 200% of the target number of PSUs granted. The total unrecognized share-based compensation expense related to these PSUs at December 31, 2023 was approximately $8.7 million, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes PSU activity:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	834,172	$25.46
Granted	586,995	$18.96
Vested	(391,308)	$39.43
Forfeited	(14,400)	$18.48
Unvested PSUs at December 31, 2021	1,015,459	$16.41
Granted(1)	629,666	$23.73
Vested(2)	(14,474)	$13.05
Forfeited	(16,486)	$17.48
Cancelled	(975,564)	$16.42
Unvested PSUs at December 31, 2022	638,601	$23.66
Granted(3)	595,394	$18.76
Forfeited	(217,346)	$21.28
Unvested PSUs at December 31, 2023	1,016,649	$21.30

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
(3)
There were 297,697 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute TSR over a three-year performance period. An additional 297,697 PSUs were granted and are eligible to vest based on continued employment and the Company’s return on the wells included in the 2023 drill program over a three-year performance period.

Certain awards granted during the year ended December 31, 2021 were originally classified as liability awards; however, these awards became equity-classified awards upon stockholder approval of the 2021 LTIP. The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the relative or absolute TSR PSUs granted and modified at the date indicated:

	2023			2022		2021
	Grant	Grant	Grant	Grant	Grant	Modification	Grant
	December 1	July 1	March 5	September 20	March 5	May 11	March 8
Expected term (in years)	2.1	2.5	2.8	2.3	2.8	2.6	2.8
Expected volatility	61.9%	66.2%	73.1%	74.3%	82.2%	80.9%	78.3%
Risk-free interest rate	4.4%	4.6%	4.5%	3.9%	1.6%	0.3%	0.3%
Dividend yield	—%	—%	—%	—%	—%	—%	—%
Fair value (in thousands)	$12	$173	$6,165	$621	$8,668	$9,715	$11,129

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Year Ended December 31,
	2023	2022	2021
Share-based compensation costs	$25,236	$28,280	$20,560
Less: Amounts capitalized to oil and gas properties	12,283	12,327	9,568
Total share-based compensation expense	$12,953	$15,953	$10,992

Note 11 — Income Taxes

Income Tax Expense (Benefit)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
United States	$76	$1,375	$(5)
Mexico	31	432	(993)
Total current income tax expense (benefit)	$107	$1,807	$(998)

Deferred income tax expense (benefit):
United States	$(60,704)	$659	$(1,067)
Mexico	—	71	430
Total deferred income tax expense (benefit)	$(60,704)	$730	$(637)

Total income tax expense (benefit)	$(60,597)	$2,537	$(1,635)

A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company’s income tax expense (benefit) is as follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at the federal statutory tax rate	$26,614	$80,735	$(38,763)
State income taxes	1,748	1,591	(674)
Impact of foreign operations	13,539	15,657	(11,920)
Effect of change in state rate	—	—	2,008
Prior year taxes	1,184	(2,920)	486
Change in valuation allowance	(106,815)	(96,537)	45,547
Other permanent differences	3,133	4,011	1,681
Total income tax expense (benefit)	$(60,597)	$2,537	$(1,635)
Effective tax rate	(47.81)%	0.66%	0.89%

The Company’s effective tax rate for the year ended December 31, 2023 differed from the federal statutory rate of 21.0% primarily due to a non-cash tax benefit of $106.8 million related to the release of the valuation allowance for its deferred tax assets offset with permanent differences and state income tax expense.

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

Deferred Tax Assets and Liabilities

Net deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss	$147,252	$159,257
Foreign tax loss carryforward	509	44,462
State net operating loss	24,840	24,787
Tax credits	107	107
Interest expense carryforward	46,414	23,262
Asset retirement obligations	190,248	115,848
Derivatives	—	9,273
Other well equipment	1,317	1,891
Accrued bonus	5,050	5,863
Share-based compensation	5,172	5,296
Operating lease liabilities	4,427	3,669
Finance lease liabilities	31,607	32,559
Other	3,383	7,142
Total deferred tax assets	460,326	433,416
Valuation allowance	(23,697)	(129,105)
Total deferred tax assets, net	$436,629	$304,311

Deferred tax liabilities:
Oil and gas properties	$512,918	$302,602
Operating lease assets	2,421	1,323
Derivatives	9,670	—
Prepaid	3,847	2,530
Total deferred tax liabilities	528,856	306,455
Net deferred tax liability	$(92,227)	$(2,144)

Net Operating Loss

The table below presents the details of the Company’s net operating loss carryovers as of December 31, 2023 (in thousands):

	Amount	Expiration Year
Federal net operating losses	$452,393	2035 - 2037
Federal net operating losses	$248,807	Unlimited
Foreign tax loss carryforward	$1,696	2025 - 2032
State net operating losses	$125,958	2025 - 2037
State net operating losses	$277,930	Unlimited

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $701.2 million, all of which are subject to limitation under Section 382 of the IRC. IRC Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, against future U.S. taxable income in the event of a change in ownership. If not utilized, such carryforwards would begin to expire at the end of 2035.

Valuation Allowance

The Company recorded a valuation allowance of $23.7 million and $129.1 million as of December 31, 2023 and 2022, respectively. Deferred income tax assets and liabilities are recorded related to NOLs and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions and income in the future. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or NOLs relate.

In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized using available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the Company’s ability to consider other subjective positive evidence.

At December 31, 2022, the Company maintained a valuation allowance related to federal, state and foreign deferred tax assets, as there was insufficient positive evidence to overcome the substantial negative evidence of being in a cumulative loss position. At December 31, 2023, the Company is no longer in a cumulative loss position and reached the conclusion that it is appropriate to release the valuation allowance against its federal deferred tax assets due to the sustained positive operating performance and the availability of expected future taxable income. The Company’s remaining valuation allowance primarily relates to various state operating loss carryforwards.

Uncertain Tax Positions

The table below sets forth the beginning and ending balance of the total amount of unrecognized tax benefits. None of the unrecognized benefits would impact the effective tax rate if recognized. While amounts could change during the next 12 months, the Company does not anticipate having a material impact on its financial statements.

Balances in the uncertain tax positions are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total unrecognized tax benefits, beginning balance	$835	$696	$648
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	154	100	21
Tax positions taken during the current period	—	39	27
Total unrecognized tax benefits, ending balance	$989	$835	$696

The Company recognizes interest and penalties related to uncertain tax positions as “Interest Expense” and “General and administrative expense” on the Consolidated Statements of Operations, respectively.

Years Open to Examination

The 2020 through 2023 tax years remain open to examination by the tax jurisdictions in which the Company is subject to tax. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2019 are closed, except to the extent of any NOL carryover balance.

EnVen Acquisition

On February 13, 2023, the Company completed the EnVen Acquisition, which is further discussed in Note 3 —Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $150.3 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of EnVen’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made.

Note 12 — Income (Loss) Per Share

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$187,332	$381,915	$(182,952)

Weighted average common shares outstanding — basic	119,894	82,454	81,769
Dilutive effect of securities	858	1,229	—
Weighted average common shares outstanding — diluted	120,752	83,683	81,769

Net income (loss) per common share:
Basic	$1.56	$4.63	$(2.24)
Diluted	$1.55	$4.56	$(2.24)
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,353	865	1,709

Note 13 — Related Party Transactions

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

Whistler Acquisition Settlement

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

Registration Rights Agreements

2018 Registration Rights Agreement — On May 10, 2018, the Company entered into a registration rights agreement (the “2018 Registration Rights Agreement”) with certain of the Apollo Funds and the Riverstone Funds, certain funds controlled by Franklin Advisers, Inc. (“Franklin”) and certain clients of MacKay Shields LLC (“MacKay Shields”), relating to the registered resale of the Company’s common stock owned by such parties on such date. Subsequently, the 2018 Registration Rights Agreement was amended to add additional affiliates of the Riverstone Funds as parties to the agreement and provide such parties with customary registration rights with respect to the Company’s Series A Convertible Preferred Stock issued to these parties at the closing of an acquisition on February 28, 2020.

The 2018 Registration Rights Agreement provided that registration rights would terminate with respect to Franklin and MacKay Shields in the event that either Franklin or MacKay Shields ceased to beneficially own 5% or more of the then outstanding shares of the Company’s common stock. Additionally, the 2018 Registration Rights Agreement provided that registration rights would otherwise terminate at such time as there were no registrable securities outstanding. The 2018 Registration Rights Agreement terminated on July 5, 2023 as there were no registrable securities outstanding.

The Company agreed to bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. The Company incurred fees of nil, nil, and $0.7 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

2022 Registration Rights Agreement — In connection with the Company’s entry into the EnVen Merger Agreement on September 21, 2022 to acquire EnVen, the Company entered into a registration rights agreement (the “2022 Registration Rights Agreement”) with Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”). Pursuant to the 2022 Registration Rights Agreement, the Company grants to Adage and Bain certain demand, “piggy-back” and shelf registration rights with respect to the shares of the Company’s common stock to be received by such entities in the EnVen Acquisition, subject to certain customary thresholds and conditions. Adage and Bain held approximately 2.3% and 12.2%, respectively, of the Company’s outstanding shares of common stock as of December 31, 2023 based on SEC beneficial ownership reports filed by each of Adage and Bain.

Additionally, the Company agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under such agreement and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto. The Company did not incur any fees for the fiscal year ended December 31, 2023.

Amended and Restated Stockholders’ Agreement and Related Agreements

On May 10, 2018, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) by and among the Company and the other parties thereto. On February 24, 2020, the Company and the other parties thereto amended the Stockholders’ Agreement to, among other things, add additional affiliates of the Riverstone Funds (or one or more of its designated affiliates) as parties to the Stockholders’ Agreement and provided ownership of the Series A Convertible Preferred Stock would, prior to the conversion thereof on March 20, 2020, count towards certain stock ownership requirements on an as converted basis to retain the Riverstone Funds rights to nominate directors to the board of directors.

On March 29, 2022, the Company and other parties thereto, entered into the Amended and Restated Stockholders’ Agreement, in connection with the termination of the Apollo Funds’ rights thereunder and the resignation of certain members of the Company's Board of Directors (the “Amended and Restated Stockholders’ Agreement”). The Amended and Restated Stockholders’ Agreement, among other things, (i) terminated the rights of the Apollo Funds under the Stockholders’ Agreement and (ii) eliminated the requirement that the board of directors consist of ten members.

In connection with the closing of the EnVen Acquisition, the Company and the Riverstone Funds terminated the Amended and Restated Stockholders’ Agreement and Mr. Robert M. Tichio resigned from the Company’s Board of Directors pursuant to a shareholder support agreement dated as of September 21, 2022 requiring the Riverstone Funds to, among other things, approve the EnVen Merger Agreement and the proposed business combination. In connection with the termination of the Amended and Restated Stockholders’ Agreement, the Company and the Riverstone Funds entered into a letter agreement, dated February 13, 2023, pursuant to which the parties thereto agreed to execute and deliver such additional documents and take all such further action as may be reasonably necessary to cause the Amended and Restated Stockholders’ Agreement to be terminated without any further force and effect.

Legal Fees

The Company has engaged the law firm Vinson & Elkins L.L.P. (“V&E”) to provide legal services. An immediate family member of William S. Moss III, the Company’s Executive Vice President and General Counsel and one of its executive officers, is a partner at V&E. For the years ended December 31, 2023, 2022 and 2021, the Company incurred fees of approximately $3.3 million, $4.8 million, and $3.1 million, respectively, of which $0.8 million, $1.3 million, and $0.2 million were payable at each respective balance sheet date for legal services performed by V&E.

Slim Family

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States, is a holding company with portfolio investments in various companies. Control Empresarial and the Slim Family became related parties on November 7, 2023 when they accumulated greater than ten percent of the Company’s outstanding shares of common stock. Control Empresarial held approximately 12.2% of the Company’s outstanding shares of common stock as of December 31, 2023 based on SEC beneficial ownership reports filed by Control Empresarial. The Slim Family own a majority stake in Grupo Carso, which indirectly has an ownership interest in Talos Mexico. See Note 3 – Acquisitions and Divestitures for additional information. The Company had no related party receivable from affiliates of the Slim Family as of December 31, 2023.

Subsequent Event — In connection with the January Equity Offering (defined below), Control Empresarial increased their holding to approximately 21.9% of the Company’s outstanding shares of common stock as of the closing of the January Equity Offering based on SEC beneficial ownership reports filed by Control Empresarial. See Note 17 – Subsequent Events for additional information.

In connection with the Debt Offering in February 2024, the Company consummated a firm commitment debt offering consisting of $1,250.0 million in aggregate principal amount of second-priority senior secured notes in a private offering to eligible purchasers that was exempt from registration under the Securities Act. In connection with the Debt Offering, and after expressing a non-binding indication of interest after commencement of the offering, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $312.5 million of such notes from the initial purchasers of such offering. In connection with such transaction, the Company expects to pay Inbursa, a banking institution controlled by the Slim Family Office an advisory fee of approximately $2.7 million. See Note 8 – Debt for additional information regarding the Debt Offering.

Equity Method Investments

The Company had a $5.5 million related party receivable from various equity method investments as of December 31, 2023. This is reflected as “Other, net” within “Accounts Receivable” on the Consolidated Balance Sheets. See Note 7 – Equity Method Investments for additional information on the Company’s equity method investments.

Note 14 — Commitments and Contingencies

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

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” In September 2021, the trial court entered a judgment in favor or Mr. Dunwoody, inclusive of Mr. Dunwoody’s legal fees and interest. EnVen filed a Notice of Appeal in December 2021. The litigation was assumed as part of the EnVen Acquisition. In April 2023, the appellate court affirmed the trial court’s judgment. The Company filed a petition for review with the Texas Supreme Court on August 2, 2023, which was denied on January 26, 2024. As Of December 31, 2023, the Company has recorded $14.3 million as “Other current liabilities” on the Consolidated Balance Sheets related to the litigation.

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, removal of facilities in the U.S. Gulf of Mexico and certain obligations under the production sharing contracts with Mexico.

As of December 31, 2023, the Company had secured performance bonds from third party sureties totaling $1.4 billion. The cost of securing these bonds is reflected as “Interest expense” on the Consolidated Statements of Operations. Additionally, as of December 31, 2023, the Company had secured letters of credit issued under its Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 8 — Debt for further information on the Bank Credit Facility.

The table below summarizes the Company’s total minimum commitments associated with vessel commitments, purchase obligations and other miscellaneous commitments as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	Thereafter	Total
Vessel Commitments(1)	$13,216	$—	$—	$—	$—	$13,216
Committed purchase orders(2)	3,083	—	—	—	—	3,083
Other commitments(3)	3,991	327	—	—	—	4,318
Total	$20,290	$327	$—	$—	$—	$20,617

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
(3)
Includes commitments associated with the Company’s CCS Segment relating to an equity funding obligation and payments required under a sequestration agreement.

Decommissioning Obligations

The Company, as a co-lessee or predecessor-in-interest in oil and natural gas leases located in the U.S. Gulf of Mexico, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by our subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Regulations or federal laws could require the Company to assume such obligations. The Company reflects such costs as “Other operating (income) expense” on the Consolidated Statements of Operations.

The decommissioning obligations included are in the Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$54,269	$24,336	$—
Additions	266	8,900	21,056
Changes in estimate	11,613	22,658	—
Reimbursements due from third parties	—	—	3,280
Settlements	(50,584)	(1,625)	—
Balance, end of period	$15,564	$54,269	$24,336
Less: Current portion	3,280	42,069	3,756
Long-term portion	$12,284	$12,200	$20,580

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

Note 15 — Segment Information

The Company’s operations are managed through two operating segments: (i) Upstream Segment and (ii) CCS Segment. The Upstream Segment is the Company’s only reportable segment. The Company’s chief operating decision-maker (“CODM”) is the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. A reportable segment is an operating segment that meets materiality thresholds. The 10% test, as prescribed by the segment reporting accounting guidance, are based on the reported measures of revenue, profit, and assets that are used by the CODM to assess performance and allocate resources. The CCS Segment currently does not meet any of the reportable segment quantitative thresholds. The profit or loss metric used to evaluate segment performance is Adjusted EBITDA, which is defined by the Company as net income (loss) plus interest expense; income tax expense (benefit); depreciation, depletion, and amortization; accretion expense; non-cash write-down of oil and natural gas properties; transaction and other (income) expenses; decommissioning obligations; the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives); (gain) loss on debt extinguishment; non-cash write-down of other well equipment; and non-cash equity-based compensation expense.

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

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Year Ended December 31, 2023	$1,457,886	$—	$1,457,886
Year Ended December 31, 2022	1,651,980	—	1,651,980
Year Ended December 31, 2021	1,244,540	—	1,244,540
Equity in the Net Income (Loss) of Investees Accounted for by the Equity Method:
Year Ended December 31, 2023	$120	$(12,228)	$(12,108)
Year Ended December 31, 2022	101	(1,166)	(1,065)
Year Ended December 31, 2021	—	—	—
Adjusted EBITDA:
Year Ended December 31, 2023	$979,729	$(22,883)	$956,846
Year Ended December 31, 2022	$859,840	$(12,786)	847,054
Year Ended December 31, 2021	615,798	(4,782)	611,016
Segment Expenditures:
Year Ended December 31, 2023	$733,669	$40,961	$774,630
Year Ended December 31, 2022	452,674	2,778	455,452
Year Ended December 31, 2021	338,822	—	338,822

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

Reconciliations

The following table presents the reconciliations of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA:
Total for reportable segments	$979,729	$859,840	$615,798
All other	(22,883)	(12,786)	(4,782)
Unallocated corporate general and administrative expense	(6,128)	(5,280)	(4,542)
Interest expense	(173,145)	(125,498)	(133,138)
Depreciation, depletion and amortization	(663,534)	(414,630)	(395,994)
Accretion expense	(86,152)	(55,995)	(58,129)
Write-down of oil and natural gas properties	—	—	(18,123)
Transaction and other (income) expenses(1)	33,295	34,513	(5,886)
Decommissioning obligations(2)	(11,879)	(31,558)	(21,055)
Derivative fair value gain (loss) (3)	80,928	(272,191)	(419,077)
Net cash (received) paid on settled derivative instruments (3)	9,457	425,559	290,164
Gain (loss) on extinguishment of debt	—	(1,569)	(13,225)
Non-cash write-down of other well equipment	—	—	(5,606)
Non-cash equity-based compensation expense	(12,953)	(15,953)	(10,992)
Income (loss) before income taxes	$126,735	$384,452	$(184,587)

(1)
Transaction expenses includes $40.4 million and $9.0 million in costs related to the EnVen Acquisition, inclusive of $25.3 million and nil in severance expense for the years ended December 31, 2023 and 2022, respectively. See further discussion in Note 3 — Acquisition and Divestitures and Note 10 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that the Company does not view as a meaningful indicator of its operating performance. For the year ended December 31, 2023, the amount includes a $66.2 million gain on the Mexico Divestiture. See further discussion in Note 3 — Acquisitions and Divestitures. The amount includes a gain on the funding of the capital carry of the Company’s investment in Bayou Bend by Chevron of $8.6 million and $1.4 million for the year ended December 31, 2023 and 2022, respectively. Additionally, it includes a $13.9 million gain on the partial sale of its investment in Bayou Bend to Chevron for the year ended December 31, 2022. See further discussion in Note 7 — Equity Method Investments. For the year ended December 31, 2022, the amount includes $27.5 million gain as a result of the settlement agreement to resolve previously pending litigation that was filed in October 2017 that is further discussed in Note 14 — Commitments and Contingencies.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Note 14 — Commitments and Contingencies for additional information on decommissioning obligations.
(3)
The adjustments for the derivative fair value (gains) losses and net cash receipts (payments) on settled commodity derivative instruments have the effect of adjusting net loss for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because the Company does not designate commodity derivative instruments as accounting hedges. This results in reflecting commodity derivative gains and losses within Adjusted EBITDA on an unrealized basis during the period the derivatives settled.

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Year Ended December 31,
	2023	2022	2021
Segment Expenditures:
Total reportable segments	$733,669	$452,674	$338,822
All other	40,961	2,778	—
Change in capital expenditures included in accounts payable and accrued liabilities	(9,199)	(60,011)	28,258
Plugging & abandonment	(86,615)	(69,596)	(67,988)
Decommissioning obligations settled	(50,584)	(1,625)	—
Investment in CCS intangibles and equity method investees	(40,946)	(2,778)	—
Other deferred payments	(1,545)	—	(7,921)
Insurance recovery proceeds	2,802	—	—
Non-cash well equipment transfers	(27,731)	(6)	1,086
Other	622	1,728	1,074
Exploration, development and other capital expenditures	$561,434	$323,164	$293,331

Note 16 — Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs

Aggregate amounts of capitalized costs relating to oil, natural gas and NGL activities and the aggregate amount of related accumulated depletion and amortization as of the dates indicated are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Proved properties	$7,906,295	$5,964,340	$5,232,480
Unproved oil and gas properties, not subject to amortization(1)	268,315	154,783	219,055
Total oil and gas properties	8,174,610	6,119,123	5,451,535
Less: Accumulated depletion	4,143,491	3,484,590	3,072,907
Net capitalized costs	$4,031,119	$2,634,533	$2,378,628
Depletion and amortization rate (Per Boe)	$27.23	$18.95	$16.71

Company's Share of Equity Investees:
Unproved oil and gas properties, not subject to amortization	$56,579	$—	$—

(1)
Amount includes $111.4 million and $110.3 million of unproved properties, not subject to amortization, related to the Company’s operations in offshore Mexico for the years ended December 31, 2022 and 2021, respectively.

Included in the depletable basis of proved oil and gas properties is the estimate of the Company’s proportionate share of asset retirement costs relating to these properties which are also reflected as “Asset retirement obligations” on the accompanying Consolidated Balance Sheets. See Note 9 — Asset Retirement Obligations for additional information.

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

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Property acquisition costs:
Proved properties	$951,703	$—	$210
Unproved properties, not subject to amortization	249,688	2,221	—
Total property acquisition costs	1,201,391	2,221	210
Exploration costs(1)	161,296	125,889	23,844
Development costs	805,148	541,512	245,058
Total costs incurred	$2,167,835	$669,622	$269,112

Company's Share of Equity Investees:
Exploration costs	$290	$—	$—

(1)
Amount includes nil, $1.2 million and $6.6 million of exploration costs related to the Company’s operations in offshore Mexico for the years ended December 31, 2023, 2022 and 2021, respectively.

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

At December 31, 2023, 2022 and 2021, 100% of proved oil, natural gas and NGL reserves attributable to all of the Company’s oil and natural gas properties were estimated and compiled for reporting purposes by the Company’s reservoir engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers and geologists.

The following table presents the Company’s estimated proved reserves at its net ownership interest:

	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Oil Equivalent (MBoe)
Consolidated Entities:
Total proved reserves at December 31, 2020	109,307	257,208	10,858	163,033
Revision of previous estimates	13,619	8,979	5,137	20,252
Production	(16,159)	(32,795)	(1,875)	(23,500)
Extensions and discoveries	997	2,961	315	1,806
Total proved reserves at December 31, 2021	107,764	236,353	14,435	161,591
Revision of previous estimates	(5,625)	(8,302)	(2,002)	(9,010)
Production	(14,561)	(32,215)	(1,793)	(21,723)
Sales of reserves	(158)	(7,625)	—	(1,429)
Extensions and discoveries	3,639	31,340	2,288	11,150
Total proved reserves at December 31, 2022	91,059	219,551	12,928	140,579
Revision of previous estimates	(6,308)	(62,946)	(1,283)	(18,082)
Production	(18,062)	(26,194)	(1,767)	(24,195)
Purchases of reserves	41,871	36,690	1,116	49,102
Extensions and discoveries	2,255	12,770	979	5,362
Total proved reserves at December 31, 2023	110,815	179,871	11,973	152,766
Total Proved Developed Reserves as of:
December 31, 2021	93,420	186,442	11,792	136,286
December 31, 2022	80,285	161,727	9,315	116,555
December 31, 2023	98,225	141,823	9,957	131,819
Total Proved Undeveloped Reserves as of:
December 31, 2021	14,344	49,911	2,643	25,305
December 31, 2022	10,774	57,824	3,613	24,024
December 31, 2023	12,590	38,048	2,016	20,947

During 2023, proved reserves increased by 12.2 MMBoe primarily due to a purchases of reserves of 49.1 MMBoe in connection with the EnVen Acquisition and 5.4 MMBoe of estimated proved reserves from extensions and discoveries primarily from evaluations of the Brutus Field in the Green Canyon core area. This increase was partially offset by a decrease of 24.2 MMBoe of production and a decrease of 18.1 MMBoe from revisions of previous estimates. The revisions were primarily due to a 13.5 MMBoe decrease in reserve volumes due to the decrease in SEC Pricing of $17.47 per Bbl of oil and $4.05 per Mcf of natural gas and an additional decrease in the Phoenix Field in the Green Canyon core area due to well performance.

During 2022, proved reserves decreased by 21.0 MMBoe primarily due to a decrease of 21.7 MMBoe of production. Additionally, there was a decrease of 9.0 MMBoe primarily due to timing of development of certain PUD locations to move beyond five years at the Phoenix Field in the Green Canyon core area and sales of reserves of 1.4 MMBoe primarily related to the Brushy Creek Field in the Shelf and Gulf Coast area. The decrease was partially offset by 11.2 MMBoe of estimated proved reserves from extensions and discoveries primarily from evaluations of the Pompano Field and the Ram Powell Field located in the Mississippi Canyon core area.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil, Natural Gas and NGL Reserves

The following table reflects the standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil, natural gas and NGL reserves (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Future cash inflows	$9,425,055	$10,674,896	$8,496,005
Future costs:
Production	(3,090,491)	(1,906,752)	(1,868,818)
Development and abandonment	(2,358,368)	(1,873,453)	(1,422,507)
Future net cash flows before income taxes	3,976,196	6,894,691	5,204,680
Future income tax expense	(589,413)	(1,114,409)	(676,778)
Future net cash flows after income taxes	3,386,783	5,780,282	4,527,902
Discount at 10% annual rate	(343,295)	(1,411,834)	(1,087,291)
Standardized measure of discounted future net cash flows	$3,043,488	$4,368,448	$3,440,611

Future cash inflows are computed by applying SEC Pricing to year-end quantities of proved reserves. The discounted future cash flow estimates do not include the effects of derivative instruments. See the following table for SEC Pricing used in determining the standardized measure:

	Year Ended December 31,
	2023	2022	2021
Oil price per Bbl	$78.56	$96.03	$67.14
Natural gas price per Mcf	$2.75	$6.80	$3.71
NGL price per Bbl	$18.77	$33.89	$26.62

Future net cash flows are discounted at the prescribed rate of 10%. Actual future net cash flows may vary considerably from these estimates. Although the Company’s estimates of total proved reserves, development and abandonment costs and production rates were based on the best information available, the development and production of oil and gas reserves may not occur in the periods assumed. All estimated costs to settle asset retirement obligations associated with the Company’s proved reserves have been included in their calculation of development and abandonment of the standardized measure of discounted future net cash flows for each period presented. Actual prices realized, costs incurred and production quantities may vary significantly from those used. Therefore, such estimated future net cash flow computations should not be considered to represent the Company’s estimate of the expected revenues or the current value of existing proved reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil, natural gas and NGL reserves are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated Entities:
Standardized measure, beginning of year	$4,368,448	$3,440,611	$1,904,934
Sales and transfers of oil, net gas and NGLs produced during the period	(1,065,814)	(1,340,400)	(957,576)
Net change in prices and production costs	(2,835,125)	2,388,442	2,049,980
Changes in estimated future development and abandonment costs	(19,877)	(84,391)	(57,876)
Previously estimated development and abandonment costs incurred	202,503	20,107	69,125
Accretion of discount	518,110	392,600	199,849
Net change in income taxes	357,321	(327,265)	(391,834)
Purchases of reserves	2,033,852	—	—
Sales of reserves	—	(5,218)	—
Extensions and discoveries	90,244	202,239	45,485
Net change due to revision in quantity estimates	(484,423)	(255,743)	426,357
Changes in production rates (timing) and other	(121,751)	(62,534)	152,167
Standardized measure, end of year	$3,043,488	$4,368,448	$3,440,611

Note 17 — Subsequent Events

QuarterNorth Acquisition

For additional Information, see the following:

•
Note 3 — Acquisitions and Divestitures
•
Note 8 — Debt
•
Note 13 — Related Party Transactions

Equity Offering

On January 22, 2024, the Company closed an upsized underwritten public offering (the “January Equity Offering”) of 34.5 million shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $388.5 million, after deducting underwriting discounts and commissions and before estimated offering expenses. The Company intends to use the net proceeds from the January Equity Offering to fund a portion of the cash consideration for the QuarterNorth Acquisition. However, the QuarterNorth Acquisition remains subject to certain conditions to closing. Pending the use of the proceeds of the January Equity Offering as described above, the Company may temporarily use all or a portion of such proceeds to reduce the borrowings outstanding under the Company’s Bank Credit Facility. In the event that the QuarterNorth Acquisition is not completed, the proceeds from the January Equity Offering will be used for general corporate purposes.

Schedule I. Condensed Financial Information of Registrant

TALOS ENERGY INC. (PARENT ONLY)

BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2023	2022
ASSETS
Current assets:
Accounts receivable:
Other, net	$100	$—
Prepaid assets	221	169
Other current assets	19	36
Total current assets	340	205
Other long-term assets:
Investments in subsidiaries	2,246,908	1,168,053
Total assets	$2,247,248	$1,168,258
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$316	$249
Accrued liabilities	705	728
Other current liabilities	124	62
Total current liabilities	1,145	1,039
Long-term liabilities:
Other long-term liabilities	90,952	1,643
Total liabilities	92,097	2,682
Commitments and contingencies
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 127,480,361 and 82,570,328 shares issued as of December 31, 2023 and 2022, respectively	1,275	826
Additional paid-in capital	2,549,097	1,699,799
Accumulated deficit	(347,717)	(535,049)
Treasury stock, at cost; 3,400,000 and zero shares as of December 31, 2023 and 2022, respectively	(47,504)	—
Total stockholdersʼ equity	2,155,151	1,165,576
Total liabilities and stockholdersʼ equity	$2,247,248	$1,168,258

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Oil	$—	$—	$—
Natural gas	—	—	—
NGL	—	—	—
Total revenues	—	—	—
Operating expenses:
Lease operating expense	—	—	—
Production taxes	—	—	—
Depreciation, depletion and amortization	—	—	—
Accretion expense	—	—	—
General and administrative expense	$2,708	$2,145	$1,322
Other operating (income) expense	—	—	—
Total operating expenses	2,708	2,145	1,322
Operating income (expense)	(2,708)	(2,145)	(1,322)
Interest expense	—	—	(5)
Price risk management activities income (expense)	—	—	—
Equity method investment income (expense)	—	—	—
Other income (expense)	(1)	(1)	(2)
Equity earnings (loss) from subsidiaries	128,888	385,968	(180,548)
Net income (loss) before income taxes	126,179	383,822	(181,877)
Income tax benefit (expense)	61,153	(1,907)	(1,075)
Net income (loss)	$187,332	$381,915	$(182,952)

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,836)	$(809)	$(876)
Cash flows from investing activities:
Distributions from subsidiaries	49,340	809	879
Contributions to subsidiaries	—	—	(3)
Net cash provided by (used in) investing activities	49,340	809	876
Cash flows from financing activities:
Purchase of treasury stock	(47,504)	—	—
Net cash provided (used in) by financing activities	(47,504)	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Balance, beginning of period	—	—	—
Balance, end of period	$—	$—	$—

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

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