Form 10-Q
period 2024-03-31
TALOS ENERGY INC.
filed 2024-05-07
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had 183,919,349 shares of common stock, $0.01 par value per share, outstanding.

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
recoverable resources and reserves;
•
drilling prospects, inventories, projects and programs;
•
our ability to replace the reserves that we produce through drilling and property acquisitions;
•
financial strategy, liquidity and capital required for our development program and other capital expenditures;
•
realized oil and natural gas prices;
•
risks related to future mergers and acquisitions and/or to realize the expected benefits of any such transaction;
•
timing and amount of future production of oil, natural gas and NGLs;
•
our hedging strategy and results;
•
future drilling plans;
•
availability of pipeline connections on economic terms;
•
competition, government regulations, including financial assurance requirements, and legislative and political developments;
•
our ability to obtain permits and governmental approvals;
•
pending legal, governmental or environmental matters;
•
our marketing of oil, natural gas and NGLs;
•
our integration of acquisitions, including the QuarterNorth Acquisition (as defined herein), and the anticipated performance of the combined company;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; the lack of a resolution to the war in Ukraine and increasing hostilities in the Middle East, and their impact on commodity markets; the impact of any pandemic, and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; the effect of a possible U.S. government shutdown and resulting impact on economic conditions and delays in regulatory and permitting approvals; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats; sustained inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,001	$33,637
Accounts receivable:
Trade, net	248,892	178,977
Joint interest, net	143,801	79,337
Other, net	16,652	19,296
Assets from price risk management activities	18,753	36,152
Prepaid assets	75,776	64,387
Other current assets	16,036	10,389
Total current assets	540,911	422,175
Property and equipment:
Proved properties	9,268,050	7,906,295
Unproved properties, not subject to amortization	654,906	268,315
Other property and equipment	34,440	34,027
Total property and equipment	9,957,396	8,208,637
Accumulated depreciation, depletion and amortization	(4,383,970)	(4,168,328)
Total property and equipment, net	5,573,426	4,040,309
Other long-term assets:
Restricted cash	103,360	102,362
Assets from price risk management activities	5,355	17,551
Equity method investments	108,036	146,049
Other well equipment	63,507	54,277
Notes receivable, net	16,619	16,207
Operating lease assets	12,676	11,418
Other assets	10,494	5,961
Total assets	$6,434,384	$4,816,309
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$136,833	$84,193
Accrued liabilities	272,231	227,690
Accrued royalties	71,007	55,051
Current portion of long-term debt	—	33,060
Current portion of asset retirement obligations	71,799	77,581
Liabilities from price risk management activities	74,033	7,305
Accrued interest payable	21,106	42,300
Current portion of operating lease liabilities	3,543	2,666
Other current liabilities	46,310	48,769
Total current liabilities	696,862	578,615
Long-term liabilities:
Long-term debt	1,533,952	992,614
Asset retirement obligations	1,037,533	819,645
Liabilities from price risk management activities	3,747	795
Operating lease liabilities	18,271	18,211
Other long-term liabilities	391,834	251,278
Total liabilities	3,682,199	2,661,158
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 187,307,298 and 127,480,361 shares issued as of March 31, 2024 and December 31, 2023, respectively	1,873	1,275
Additional paid-in capital	3,257,972	2,549,097
Accumulated deficit	(460,156)	(347,717)
Treasury stock, at cost; 3,400,000 and 3,400,000 shares as of March 31, 2024 and December 31, 2023, respectively	(47,504)	(47,504)
Total stockholdersʼ equity	2,752,185	2,155,151
Total liabilities and stockholdersʼ equity	$6,434,384	$4,816,309

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil	$393,221	$292,694
Natural gas	23,698	20,183
NGL	13,013	9,705
Total revenues	429,932	322,582
Operating expenses:
Lease operating expense	135,178	81,362
Production taxes	544	606
Depreciation, depletion and amortization	215,664	147,323
Accretion expense	26,903	19,414
General and administrative expense	69,841	63,187
Other operating (income) expense	(86,043)	2,838
Total operating expenses	362,087	314,730
Operating income (expense)	67,845	7,852
Interest expense	(50,845)	(37,581)
Price risk management activities income (expense)	(87,062)	58,937
Equity method investment income (expense)	(8,054)	7,443
Other income (expense)	(55,896)	6,666
Net income (loss) before income taxes	(134,012)	43,317
Income tax benefit (expense)	21,573	46,543
Net income (loss)	$(112,439)	$89,860

Net income (loss) per common share:
Basic	$(0.71)	$0.85
Diluted	$(0.71)	$0.84
Weighted average common shares outstanding:
Basic	158,490	105,634
Diluted	158,490	106,950

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	$—	$1,165,576
Equity-based compensation	—	—	7,232	—	—	—	7,232
Equity-based compensation tax withholdings	—	—	(7,378)	—	—	—	(7,378)
Equity-based compensation stock issuances	1,085,747	11	(11)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	832,198
Purchase of treasury stock	—	—	—	—	1,900,000	(26,647)	(26,647)
Net income (loss)	—	—	—	89,860	—	—	89,860
Balance at March 31, 2023	127,455,965	$1,275	$2,531,402	$(445,189)	1,900,000	$(26,647)	$2,060,841

Balance at December 31, 2023	127,480,361	$1,275	$2,549,097	$(347,717)	3,400,000	$(47,504)	$2,155,151
Equity-based compensation	—	—	4,646	—	—	—	4,646
Equity-based compensation tax withholdings	—	—	(5,520)	—	—	—	(5,520)
Equity-based compensation stock issuances	977,485	10	(10)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	24,349,452	243	322,387	—	—	—	322,630
Issuance of common stock	34,500,000	345	387,372	—	—	—	387,717
Net income (loss)	—	—	—	(112,439)	—	—	(112,439)
Balance at March 31, 2024	187,307,298	$1,873	$3,257,972	$(460,156)	3,400,000	$(47,504)	$2,752,185

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(112,439)	$89,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	242,567	166,737
Amortization of deferred financing costs and original issue discount	2,598	4,148
Equity-based compensation expense	2,754	3,938
Price risk management activities (income) expense	87,062	(58,937)
Net cash received (paid) on settled derivative instruments	(3,494)	(12,323)
Equity method investment (income) expense	8,054	(7,443)
Loss (gain) on extinguishment of debt	60,256	—
Settlement of asset retirement obligations	(27,907)	(10,113)
Loss (gain) on sale of business	(86,940)	—
Changes in operating assets and liabilities:
Accounts receivable	8,020	36,821
Other current assets	(5,818)	7,735
Accounts payable	10,707	(4,894)
Other current liabilities	(65,249)	(116,637)
Other non-current assets and liabilities, net	(23,745)	(36,035)
Net cash provided by (used in) operating activities	96,426	62,857
Cash flows from investing activities:
Exploration, development and other capital expenditures	(146,077)	(103,962)
Proceeds from (cash paid for) acquisitions, net of cash acquired	(916,045)	17,617
Contributions to equity method investees	(17,519)	(12,835)
Investment in intangible assets	—	(7,796)
Proceeds from sales of businesses	141,997	—
Net cash provided by (used in) investing activities	(937,644)	(106,976)
Cash flows from financing activities:
Issuance of common stock	387,717	—
Issuance of senior notes	1,250,000	—
Redemption of senior notes	(897,116)	—
Proceeds from Bank Credit Facility	670,000	275,000
Repayment of Bank Credit Facility	(545,000)	(110,000)
Deferred financing costs	(25,505)	(11,346)
Other deferred payments	(672)	—
Payments of finance lease	(4,324)	(3,987)
Purchase of treasury stock	—	(25,173)
Employee stock awards tax withholdings	(5,520)	(7,378)
Net cash provided by (used in) financing activities	829,580	117,116

Net increase (decrease) in cash, cash equivalents and restricted cash	(11,638)	72,997
Cash, cash equivalents and restricted cash:
Balance, beginning of period	135,999	44,145
Balance, end of period	$124,361	$117,142

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$101,794	$174,597
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$55,224	$40,988

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through its operations, currently in the United States (“U.S.”) and offshore Mexico. The Company leverages decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world.

Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these financial statements include all adjustments, which unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The unaudited financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in the 2023 Annual Report.

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

Segments

From January 1, 2024 through March 18, 2024, the Company had two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”), of which the Company’s only reportable segment was the Upstream Segment. Subsequent to the TLCS Divestiture (as defined herein) and sale of the Company’s entire CCS business, the Company had one operating segment. See additional information in Note 14 — Segment Information.

Summary of Significant Accounting Policies

The Company has provided a discussion of its significant accounting policies, estimates and judgments in Note 2 – Summary of Significant Accounting Policies included in the accompanying Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company has not changed any of its significant accounting policies from those described in our 2023 Annual Report.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$21,001	$33,637
Restricted cash included in Other long-term assets	103,360	102,362
Total cash, cash equivalent and restricted cash	$124,361	$135,999

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized on the Consolidated Balance Sheets at their fair values as of the acquisition date.

QuarterNorth Acquisition — The Company executed an agreement and plan of merger, dated as of January 13, 2024, by and among Talos, QuarterNorth Energy Inc. (“QuarterNorth”), Compass Star Merger Sub Inc. and the Equityholder Representatives named therein (the “QuarterNorth Merger Agreement”) to acquire QuarterNorth, a privately-held U.S. Gulf of Mexico exploration and production company (such acquisition, the “QuarterNorth Acquisition”). On March 4, 2024, the Company completed the QuarterNorth Acquisition for consideration consisting of (i) $1,247.4 million in cash and (ii) 24.3 million shares of the Company’s common stock valued at $322.6 million. The cash payment was partially funded with an upsized underwritten public offering of 34.5 million shares of the Company’s common stock, borrowings under the Bank Credit Facility and the New Senior Notes (as defined in Note 7 — Debt).

The following table summarizes the purchase price (in thousands except share and per share data):

Shares of Talos common stock	24,349,452
Talos common stock price(1)	$13.25
Common stock value	$322,630

Cash consideration	$1,247,419

Total purchase price(2)	$1,570,049

(1)
Represents the closing price of the Company’s common stock on March 4, 2024, the date of the closing of the QuarterNorth Acquisition.
(2)
Total purchase price net of $331.4 million cash and cash equivalents acquired at closing is $1,238.7 million.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on March 4, 2024 (in thousands):

Cash and cash equivalents	$331,374
Other current assets	160,978
Property and equipment	1,621,507
Other long-term assets	20,780
Current liabilities:
Current portion of asset retirement obligations	(6,748)
Other current liabilities	(194,278)
Long-term liabilities:
Asset retirement obligations	(192,771)
Deferred tax liabilities	(168,481)
Other long-term liabilities	(2,312)
Allocated purchase price	$1,570,049

The fair values determined for accounts receivable, accounts payable and other current assets and most current liabilities were generally equivalent to the carrying value due to their short-term nature.

The fair value of proved oil and natural gas properties as of the acquisition date is based on estimated proved oil, natural gas and NGL reserves and related discounted future net cash flows incorporating market participant assumptions. Significant inputs to the valuation include estimates of future production volumes, future operating, development and plugging and abandonment costs, future commodity prices, and a weighted average cost of capital discount rate. When estimating the fair value of proved and unproved properties, additional risk adjustments were applied to proved developed non-producing, proved undeveloped and probable reserves to reflect the relative uncertainty of each reserve class. These inputs are classified as Level 3 unobservable inputs, including the underlying commodity price assumptions which are based on the three-year NYMEX forward strip prices, escalated for inflation thereafter, and adjusted for price differentials.

The fair value of asset retirement obligations is determined by calculating the present value of estimated future cash flows related to the liabilities. The Company utilizes several assumptions, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate.

The fair values of derivative instruments were estimated using a third-party industry standard pricing model which considers various inputs such as quoted forward commodity prices, discount rates, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant data.

The Company is still finalizing the fair value analysis related to the oil and natural gas properties, other well equipment, asset retirement obligations assumed, certain contingent liabilities and deferred tax liabilities arising from the assets acquired and liabilities assumed. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on further information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The Company anticipates finalizing the determination of fair values by December 31, 2024.

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the QuarterNorth Acquisition exclusive of severance expense, of which $18.8 million was recognized during the three months ended March 31, 2024 and $3.0 million was recognized for the year ended December 31, 2023. These costs were reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations except for $4.9 million of fees associated with an unutilized bridge loan that was included in “Interest expense” on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2024. Additionally, the Company incurred $14.2 million in severance expense in connection with the QuarterNorth Acquisition for the three months ended March 31, 2024. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income attributable to the QuarterNorth Acquisition for the period from March 4, 2024 to March 31, 2024:

Three Months Ended March 31, 2024
Revenue	$43,949
Net income (loss)	$6,749

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 as if the QuarterNorth Acquisition had occurred on January 1, 2023. The unaudited pro forma information was derived from historical statements of operations of the Company and QuarterNorth adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and New Senior Notes, (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) weighted average basic and diluted shares of common stock outstanding from the issuance of 24.3 million shares of common stock to QuarterNorth and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 34.5 million shares of common stock from the upsized underwritten public offering in January 2024 that partially funded the cash portion of the QuarterNorth Acquisition. Supplemental pro forma earnings for the three months ended March 31, 2023 were adjusted to include $31.7 million of general and administrative expenses. Supplemental pro forma earnings for the three months ended March 31, 2024 were adjusted to exclude $25.0 million of general and administrative expenses. This information does not purport to be indicative of results of operations that would have occurred had the QuarterNorth Acquisition occurred on January 1, 2023, nor is such information indicative of any expected future results of operations.

	Three Months Ended March 31,
	2024	2023
Revenue	$557,201	$482,951
Net income (loss)	$(110,459)	$74,320
Basic net income (loss) per common share	$(0.60)	$0.45
Diluted net income (loss) per common share	$(0.60)	$0.45

EnVen Acquisition — On February 13, 2023, the Company completed the acquisition of EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition,” and the merger agreement related thereto, the “EnVen Merger Agreement”) for consideration consisting of (i) $207.3 million in cash, (ii) 43.8 million shares of the Company’s common stock valued at $832.2 million and (iii) the effective settlement of an accounts receivable balance of $8.4 million. No gain or loss was recognized on settlement as the payable was effectively settled at the recorded amount. The cash payment was partially funded with borrowings under the Bank Credit Facility.

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.6 million was recognized during the three months ended March 31, 2023 and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $22.6 million in severance expense in connection with the EnVen Acquisition for the three months ended March 31, 2023.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the period from February 13, 2023 to March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Revenue	$62,059
Net income (loss)	$(6,090)

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three months ended March 31, 2023 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 7 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the two notes receivable to settle future asset retirement obligations and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the three months ended March 31, 2023 were adjusted to exclude $62.6 million of general and administrative expenses. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

Three Months Ended March 31, 2023
Revenue	$374,625
Net income (loss)	$118,090
Basic net income (loss) per common share	$0.93
Diluted net income (loss) per common share	$0.92

Divestiture

Talos Low Carbon Solutions Divestiture — On March 18, 2024, the Company entered into a definitive agreement relating to and subsequently completed the sale of its wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture includes the Company’s entire CCS business including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC, Harvest Bend CCS LLC, and Coastal Bend CCS LLC. A gain of $86.9 million was recognized on the TLCS Divestiture during the three months ended March 31, 2024, which is presented as “Other operating income (expense)” on the Condensed Consolidated Statements of Operations.

The Company incurred approximately $6.7 million of costs in connection with the TLCS Divestiture exclusive of severance expense, of which $6.1 million was recognized during the during the three months ended March 31, 2024 and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $3.7 million in severance expense in connection with the TLCS Divestiture for the three months ended March 31, 2024. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

Note 3 — Property, Plant and Equipment

Proved Properties

During the three months ended March 31, 2024 and 2023, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At March 31, 2024, the Company’s ceiling test computation was based on SEC pricing of $78.19 per Bbl of oil, $2.50 per Mcf of natural gas and $17.08 per Bbl of NGLs.

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

	Three Months Ended March 31,
	2024	2023
Finance lease cost - interest on lease liabilities	$3,372	$3,708
Operating lease cost, excluding short-term leases(1)	897	908
Short-term lease cost(2)	12,652	32,985
Variable lease cost(3)	616	363
Variable and fixed sublease income	(359)	—
Total lease cost	$17,178	$37,964

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

The present value of the fixed lease payments recorded as the Company’s right-of-use (“ROU”) assets and lease liabilities, adjusted for initial direct costs and incentives were as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease assets	$12,676	$11,418

Current portion of operating lease liabilities	$3,543	$2,666
Operating lease liabilities	18,271	18,211
Total operating lease liabilities	$21,814	$20,877

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$18,279	$17,834
Other long-term liabilities	126,461	131,230
Total finance lease liabilities	$144,740	$149,064

The table below presents the supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash outflow from finance leases	$3,372	$3,708
Operating cash outflow from operating leases	$1,217	$1,265

ROU assets obtained in exchange for new operating lease liabilities(1)	$1,601	$12,971

(1)
See QuarterNorth Acquisition and EnVen Acquisition each in Note 2 — Acquisitions and Divestitures.

Note 5 — Financial Instruments

As of March 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes – due February 2029	$609,107	$663,894	$—	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	$608,985	$666,175	$—	$—
12.00% Second-Priority Senior Secured Notes – due January 2026	$—	$—	$601,353	$655,130
11.75% Senior Secured Second Lien Notes – due April 2026	$—	$—	$234,221	$233,410
Bank Credit Facility – matures March 2027	$315,860	$325,000	$190,100	$200,000

The carrying value of the senior notes are adjusted for discount, premium and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active market.

The carrying amount of the Company’s bank credit facility, as amended and restated (the “Bank Credit Facility”), is presented net of deferred financing costs. The fair value of the Bank Credit Facility is estimated based on the outstanding borrowings since it is secured by the Company’s reserves and the interest rates are variable and reflective of market rates (representing a Level 2 fair value measurement).

Oil and Natural Gas Derivatives

The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production. The Company is currently utilizing oil and natural gas swaps, costless collars and put options. Swaps are contracts where the Company either receives or pays depending on whether the oil or natural gas floating market price is above or below the contracted fixed price. Costless collars consist of a purchased put option and a sold call option with no net premiums paid to or received from counterparties. Typical collar contracts require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price (“two-way collar”). Put options give the owner the right but not the obligation, to sell the underlying commodity at a specified price (i.e. strike price) within a specific period. Certain of the Company’s put options have a deferred premium, which is presented net of the derivative asset. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the applicable index price is below the strike price of the put, the Company receives the difference between the strike price and the applicable index price multiplied by the contract volumes less the premium. If the applicable index price settles at or above the strike price of the put, the Company pays only the premium at settlement.

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash received (paid) on settled derivative instruments	$(3,494)	$(12,323)
Unrealized gain (loss)	(83,568)	71,260
Price risk management activities income (expense)	$(87,062)	$58,937

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of March 31, 2024:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
April 2024 – December 2024	NYMEX WTI CMA	28,147	$73.47
January 2025 – December 2025	NYMEX WTI CMA	19,679	$73.19
Natural gas:		(MMBtu)	(per MMBtu)
April 2024 – December 2024	NYMEX Henry Hub	34,455	$2.91
January 2025 – December 2025	NYMEX Henry Hub	38,644	$3.60

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
April 2024 – December 2024	NYMEX WTI CMA	1,000	$70.00	$75.00
January 2025 – March 2025	NYMEX WTI CMA	3,000	$65.00	$84.35
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
April 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Long Puts
Production Period	Settlement Index	Volumes	Strike Price	Deferred Premium Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
April 2024 – December 2024	NYMEX WTI CMA	4,000	$70.00	$(6.28)
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
May 2024 – December 2024	NYMEX Henry Hub	13,660	$2.90	$(0.40)

Swaps with Sold Puts
Production Period	Settlement Index	Volumes	Swap Price	Strike Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
April 2024 – December 2024	NYMEX WTI CMA	1,000	$72.20	$60.00

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$24,108	$—	$24,108
Liabilities:
Oil and natural gas derivatives	—	(77,780)	—	(77,780)
Total net asset (liability)	$—	$(53,672)	$—	$(53,672)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$53,703	$—	$53,703
Liabilities:
Oil and natural gas derivatives	—	(8,100)	—	(8,100)
Total net asset (liability)	$—	$45,603	$—	$45,603

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

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$18,753	$74,033	$36,152	$7,305
Non-current	5,355	3,747	17,551	795
Total gross amounts presented on balance sheet	24,108	77,780	53,703	8,100
Less: Gross amounts not offset on the balance sheet	18,601	18,601	8,100	8,100
Net amounts	$5,507	$59,179	$45,603	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at March 31, 2024 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at March 31, 2024 would have been $5.5 million.

Note 6 — Equity Method Investments

The following table presents the Company’s investments in unconsolidated affiliates by segment as of the dates indicated below. The Company accounts for these investments using the equity method of accounting.

	Ownership Interest at
	March 31, 2024	March 31, 2024	December 31, 2023
Upstream:
Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”)	50.1%	$106,922	$107,259
SP 49 Pipeline LLC	33.3%	1,114	861
CCS(1):
Bayou Bend CCS LLC	—%	—	28,183
Harvest Bend CCS LLC	—%	—	9,746
Coastal Bend CCS LLC	—%	—	—
Total Equity Method Investments		$108,036	$146,049

(1)
See TLCS Divestiture discussion in Note 2 — Acquisitions and Divestitures.

Talos Mexico is a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with Talos Mexico is the carrying amount of its investment.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	March 31, 2024	December 31, 2023
9.000% Second-Priority Senior Secured Notes – due February 2029	$625,000	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	625,000	—
12.00% Second-Priority Senior Secured Notes – due January 2026	—	638,541
11.75% Senior Secured Second Lien Notes – due April 2026	—	227,500
Bank Credit Facility – matures March 2027(1)	325,000	200,000
Total debt, before discount, premium and deferred financing cost	1,575,000	1,066,041
Unamortized discount, premium and deferred financing cost, net	(41,048)	(40,367)
Total debt(2)	1,533,952	1,025,674
Less: Current portion of long-term debt	—	33,060
Long-term debt	$1,533,952	$992,614

(1)
As of March 31, 2024, the Company had outstanding borrowings at a weighted average interest rate of 8.42%.
(2)
As of March 31, 2024, the Company was in compliance with all debt covenants.

9.000% Second-Priority Senior Secured Notes—due February 2029

The 9.000% Second-Priority Senior Secured Notes due 2029 (the “9.000% Notes”) were issued pursuant to an indenture dated February 7, 2024, by and among the Company, Talos Production Inc. (the “Issuer”), the subsidiary guarantors party thereto (together with the Company, the “Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 9.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.000% Notes rank equally in right of payment with all of the Issuer’s and the Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the Guarantors future debt that is, by its term, expressly subordinated in right of payment to the 9.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the Guarantors (other than the Company) and any future obligations of the Issuer and the Guarantors that are secured by the collateral on a junior-priority basis. The 9.000% Notes are effectively pari passu with all of the Issuer’s and the Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Notes (as defined below) and are effectively junior to any existing and future obligations of the Issuer and the Guarantors that are secured by the collateral on a senior-priority basis to the 9.000% Notes including indebtedness under the Bank Credit Facility. The 9.000% Notes mature on February 1, 2029 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024.

At any time prior to February 1, 2026, the Company may redeem up to 40% of the principal amount of the 9.000% Notes at a redemption rate of 109.00% of the principal amount plus accrued and unpaid interest. At any time prior to February 1, 2026, the Company may also redeem some or all of the 9.000% Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, the Company may redeem all or a portion of the 9.000% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest if redeemed during the period commencing on February 1 of the years set forth below:

Period	Redemption Price
2026	104.500%
2027	102.250%
2028 and thereafter	100.000%

As of March 31, 2024, the Company has incurred debt issuance costs of $16.2 million related to the 9.000% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

9.375% Second-Priority Senior Secured Notes—due February 2031

The 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes” and, together with the 9.000% Notes, the “New Senior Notes”) were issued pursuant to an indenture dated February 7, 2024, by and among the Company, the Issuer, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 9.375% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.375% Notes rank equally in right of payment with all of the Issuer’s and the Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the Guarantors future debt that is, by its term, expressly subordinated in right of payment to the 9.375% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the Guarantors (other than the Company) and any future obligations of the Issuer and the Guarantors that are secured by the collateral on a junior-priority basis. The 9.375% Notes are effectively pari passu with all of the Issuer’s and the Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.000% Notes and are effectively junior to any existing and future obligations of the Issuer and the Guarantors that are secured by the collateral on a senior-priority basis to the 9.375% Notes including indebtedness under the Bank Credit Facility. The 9.375% Notes mature on February 1, 2031 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024.

At any time prior to February 1, 2027, the Company may redeem up to 40% of the principal amount of the 9.375% Notes at a redemption rate of 109.375% of the principal amount plus accrued and unpaid interest. At any time prior to February 1, 2027, the Company may also redeem some or all of the 9.375% Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, the Company may redeem all or a portion of the 9.375% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest if redeemed during the period commencing on February 1 of the years set forth below:

Period	Redemption Price
2027	104.688%
2028	102.344%
2029 and thereafter	100.000%

As of March 31, 2024, the Company has incurred debt issuance costs of $16.2 million related to the 9.375% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

12.00% Second-Priority Senior Secured Notes

On February 7, 2024, the Company redeemed $638.5 million aggregate principal amount of the 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) at 103.000% plus accrued and unpaid interest using the proceeds from the issuance of the New Senior Notes. The debt redemption resulted in a loss on extinguishment of debt of $54.9 million, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

11.75% Senior Secured Second Lien Notes

The Company redeemed $227.5 million aggregate principal amount of the 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) at 102.938% plus accrued and unpaid interest using the proceeds from the issuance of the New Senior Notes. On February 7, 2024, the Company irrevocably deposited funds with the trustee sufficient to satisfy and discharge the 11.75% Notes until redeemed on April 15, 2024 with the funds deposited with the trustee. As a result, the transferred assets and long-term debt were derecognized from the balance sheet as of February 7, 2024. On April 15, 2024, the 11.75% Notes were redeemed using the funds irrevocably deposited in the trust with the trustee on February 7, 2024. The debt redemption resulted in a loss on extinguishment of debt of $5.4 million, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The Bank Credit Facility provides for the determination of the borrowing base based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year. On January 13, 2024, the Company entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) permitted the incurrence of additional indebtedness in order to fund the QuarterNorth Acquisition, with such indebtedness excluded from any reduction of the borrowing base that would otherwise result from such incurrence, (ii) reaffirmed the borrowing base at approximately $1.1 billion and (iii) reaffirmed commitments at $965.0 million effective upon the amendment effective date.

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2023	$897,226
Obligations assumed(1)	199,519
Obligations incurred	36
Obligations settled	(27,907)
Accretion expense	26,903
Changes in estimate	13,555
Asset retirement obligations at March 31, 2024	$1,109,332
Less: Current portion at March 31, 2024	71,799
Long-term portion at March 31, 2024	$1,037,533

(1)
Assumed in connection with the QuarterNorth Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.

At March 31, 2024, the Company has (1) restricted cash of $103.4 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations. A discussion of these assets is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report.

Note 9 — Employee Benefits Plans and Share-Based Compensation

Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition, QuarterNorth Acquisition and TLCS Divestiture included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2024 (in thousands):

Severance accrual at December 31, 2023	$6,295
Accrual additions	17,914
Benefit payments	(10,258)
Severance accrual at March 31, 2024	13,951
Less: Current portion at March 31, 2024	13,876
Long-term portion at March 31, 2024	$75

The above table includes involuntary termination benefits that are being provided pursuant to a one-time benefit arrangement that is being spread over the future service period through the termination date. The Company expects to incur an additional $7.4 million in severance expense related to the QuarterNorth Acquisition. Involuntary termination benefits are also being provided pursuant to contractual termination benefits required by the terms of existing employment agreements. Severance costs are reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Talos Energy Inc. 2021 Long Term Incentive Plan (the “2021 LTIP”) for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2023	2,306,361	$14.89
Granted	1,435,516	$13.27
Vested	(1,357,605)	$13.56
Forfeited	(41,691)	$15.14
Unvested RSUs at March 31, 2024(1)	2,342,581	$14.66

(1)
As of March 31, 2024, 32,213 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the 2021 LTIP for the three months ended March 31, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2023	1,016,649	$21.30
Forfeited	(48,995)	$20.16
Unvested PSUs at March 31, 2024	967,654	$21.36

Share-based Compensation Costs

Share-based compensation costs associated with RSUs, PSUs and other awards are reflected as “General and administrative expense,” on the Condensed Consolidated Statements of Operations, net amounts capitalized to “Proved Properties,” on the Condensed Consolidated Balance Sheets. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at “Net cash provided by (used in) operating activities” on the Condensed Consolidated Statements of Cash Flows.

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended March 31,
	2024	2023
Share-based compensation costs	$4,615	$7,191
Less: Amounts capitalized to oil and gas properties	1,861	3,253
Total share-based compensation expense	$2,754	$3,938

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended March 31, 2024, the Company recognized an income tax benefit of $21.6 million for an effective tax rate of 16.1%. The Company’s effective tax rate of 16.1% is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences. For the three months ended March 31, 2023, the Company recognized an income tax benefit of $46.5 million for an effective tax rate of -107.4%. The Company’s effective tax rate of -107.4% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of its valuation allowance on its federal deferred tax assets not subject to separate return limitations. The release of the valuation allowance was a result of the deferred tax liabilities acquired with the EnVen Acquisition.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to various state operating loss carryforwards. A deferred tax liability of $240.6 million and $92.2 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

QuarterNorth Acquisition

On March 4, 2024, the Company completed the QuarterNorth Acquisition, which is further discussed in Note 2 — Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $168.5 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of QuarterNorth’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. The Company recorded a current tax payable of $11.9 million related to QuarterNorth’s 2023 U.S. federal income tax liability, which is included in “Accounts payable” on the Condensed Consolidated Balance Sheets.

Note 11 — Income (Loss) Per Share

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(112,439)	$89,860

Weighted average common shares outstanding — basic	158,490	105,634
Dilutive effect of securities	—	1,316
Weighted average common shares outstanding — diluted	158,490	106,950

Net income (loss) per common share:
Basic	$(0.71)	$0.85
Diluted	$(0.71)	$0.84
Anti-dilutive potentially issuable securities excluded from diluted common shares	2,789	983

Note 12 — Related Party Transactions

Registration Rights Agreements

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report. Bain held approximately 8.2% of the Company’s outstanding shares of common stock as of March 31, 2024 based on SEC beneficial ownership reports filed by Bain. Adage ceased being a beneficial owner of more than five percent of the Company’s common stock as of December 31, 2023 based on a SEC beneficial ownership report filed by Adage in February 2024.

In connection with the Company’s entry into the QuarterNorth Merger Agreement, on March 4, 2024, the Company entered into a registration rights agreement (the “QNE Registration Rights Agreement”) with certain stockholders of QuarterNorth listed on Schedule A attached thereto (collectively, the “RRA Holders”). Pursuant to the QNE Registration Rights Agreement, the Company granted the RRA Holders certain demand, “piggy-back” and shelf registration rights with respect to the shares of the Company’s common stock received in connection with the QuarterNorth Acquisition, subject to certain customary thresholds and conditions. The shelf registration statement on Form S-3 (File No 333-277867), including the prospectus forming part thereof, was filed with the SEC shortly after the closing of the QuarterNorth Acquisition. The selling stockholders named in the prospectus collectively beneficially owned approximately 13.5% of the Company’s common stock outstanding as of March 8, 2024, a majority of which was held by the RRA Holders. No individual selling stockholder named in the prospectus owned more than five percent of the Company’s common stock.

The Company will bear all of the expenses incurred in connection with any offer and sale, while the selling stockholders will be responsible for paying underwriting fees, discounts and selling commissions. For the three months ended March 31, 2024 and 2023, the Company did not incur any such fees.

Slim Family

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States, is a holding company with portfolio investments in various companies. Control Empresarial and the Slim Family became related parties on November 7, 2023 when they accumulated greater than ten percent of the Company’s outstanding shares of common stock. In connection with the Company’s upsized underwritten public offering during January 2024 of 34.5 million shares of the Company’s common stock, Control Empresarial increased their holding of the Company’s outstanding stock. Control Empresarial held approximately 19.5% of the Company’s outstanding shares of common stock as of March 31, 2024 based on SEC beneficial ownership reports filed by Control Empresarial.

In connection with the Debt Offering in February 2024, the Company consummated a firm commitment debt offering consisting of $1,250.0 million in aggregate principal amount of second-priority senior secured notes in a private offering to eligible purchasers that was exempt from registration under the Securities Act. In connection with the Debt Offering, and after expressing a non-binding indication of interest after commencement of the offering, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $312.5 million of such notes from the initial purchasers of such offering. In connection with such transaction, the Company expects to pay Inbursa, a banking institution controlled by the Slim Family Office, an advisory fee of approximately $2.7 million. See Note 7 – Debt for additional information regarding the Debt Offering.

The Slim Family own a majority stake in Grupo Carso, which indirectly has an ownership interest in Talos Mexico. The Company had no related party receivable from affiliates of the Slim Family as of March 31, 2024.

Equity Method Investments

The Company had a $2.3 million and $5.5 million related party receivable from various equity method investments as of March 31, 2024 and December 31, 2023, respectively. This is reflected as “Other, net” within “Accounts Receivable” on the Consolidated Balance Sheets. See Note 6 – Equity Method Investments for additional information on the Company’s equity method investments.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico.

As of March 31, 2024, the Company had secured performance bonds from third party sureties totaling $1.5 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of March 31, 2024, the Company had secured letters of credit issued under its Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 7 — Debt for further information on the Bank Credit Facility.

Firm Transportation Commitments

In connection with the QuarterNorth Acquisition, the Company assumed a firm transportation agreement with a pipeline carrier for future transportation of oil production from the Katmai Field. Under the firm agreement, we are obligated to transport a minimum monthly oil volume or pay for any deficiencies. The future minimum transportation under the Company’s commitment totals approximately $22.0 million for years 2025 through 2028. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreement.

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

U.S. Specialty Insurance Company (“USSI”) has issued approximately $80.0 million in surety bonds on behalf of QuarterNorth, as Principal. USSI claims that collateral equivalent to the amount of the bonds is now required due to the merger of QuarterNorth into the Company. On March 20, 2024, USSI filed suit to require QuarterNorth to provide collateral in the amount of the bonds to secure QuarterNorth’s alleged obligations owed to USSI. Furthermore, USSI has notified certain purchasers of QuarterNorth’s production that USSI believes QuarterNorth is in default of its obligations and has requested that payment for production that is owed to QuarterNorth be made to USSI. Certain buyers of QuarterNorth’s production have withheld payment to QuarterNorth until this matter is resolved. The Company expects to replace most or all of the bonds issued by USSI during the second quarter of 2024, which will substantially or fully resolve this matter.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” The litigation was assumed as part of the EnVen Acquisition. The Company paid the judgment of $14.4 million, inclusive of Mr. Dunwoody’s legal fees and interest, during the three months ended March 31, 2024.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities” and the changes in that liability were as follows (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of period	$15,564	$54,269
Additions	—	266
Obligations assumed	1,326	—
Changes in estimate	855	11,613
Settlements	(3,506)	(50,584)
Balance, end of period	$14,239	$15,564
Less: Current portion	4,000	3,280
Long-term portion	$10,239	$12,284

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

Note 14 — Segment Information

From January 1, 2024 through March 18, 2024, the Company’s operations were managed through two operating segments: (i) Upstream Segment and (ii) CCS Segment. The CCS Segment was divested in March 2024. The Upstream Segment was the Company’s only reportable segment. The Company’s chief operating decision-maker (“CODM”) is the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. A reportable segment is an operating segment that meets materiality thresholds. The 10% tests, as prescribed by the segment reporting accounting guidance, are based on the reported measures of revenue, profit, and assets that are used by the CODM to assess performance and allocate resources. During the quarter ended March 31, 2024, the CCS Segment did not meet any of the reportable segment quantitative thresholds. The profit or loss metric used to evaluate segment performance was Adjusted EBITDA, which is defined by the Company as net income (loss) plus interest expense; income tax expense (benefit); depreciation, depletion, and amortization; accretion expense; non-cash write-down of oil and natural gas properties; transaction and other (income) expenses; decommissioning obligations; the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives); (gain) loss on debt extinguishment; non-cash write-down of other well equipment; and non-cash equity-based compensation expense.

Corporate general and administrative expense includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs that are not directly attributable to each operating segment. A portion of these expenses were allocated based on the percentage of employees dedicated to each operating segment. The remaining expenses are included in the reconciliation of reportable segment Adjusted EBITDA to consolidated pre-tax net income (loss) as an unallocated corporate general and administrative expense. From January 1, 2024 through March 18, 2024, the accounting policies of the segments were the same as those described in Note 2 – Summary of Significant Accounting Policies included in the accompanying Notes to Consolidated Financial Statements in the 2023 Annual Report.

The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the table below.

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Three Months Ended March 31, 2024	$429,932	$—	$429,932
Three Months Ended March 31, 2023	322,582	—	322,582
Equity in the Net Income (Loss) of Investees Accounted for by the Equity Method:
Three Months Ended March 31, 2024	$(84)	$(7,970)	$(8,054)
Three Months Ended March 31, 2023	132	(1,277)	(1,145)
Adjusted EBITDA:
Three Months Ended March 31, 2024	$269,334	$(9,872)	$259,462
Three Months Ended March 31, 2023	210,483	(6,157)	204,326
Segment Expenditures:
Three Months Ended March 31, 2024	$143,848	$17,519	$161,367
Three Months Ended March 31, 2023	190,024	21,189	211,213

(1)
The CCS Segment is included in the “All Other” category. The CCS Segment was an emerging business in the start-up phase of operations and the business did not generate any revenues. The CCS Segment’s business activities were conducted through both wholly owned subsidiaries and equity method investments with industry partners. CCS equity method investments was a business strategy that enabled us to achieve favorable economies of scale relative to the level of investment and business risk assumed.

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA:
Total for reportable segments	$269,334	$210,483
All other	(9,872)	(6,157)
General and administrative expense	(1,786)	(1,263)
Interest expense	(50,845)	(37,581)
Depreciation, depletion and amortization	(215,664)	(147,323)
Accretion expense	(26,903)	(19,414)
Transaction and other income (expenses)(1)	49,157	(22,009)
Decommissioning obligations(2)	(855)	(741)
Derivative fair value gain (loss)(3)	(87,062)	58,937
Net cash (received) paid on settled derivative instruments (3)	3,494	12,323
Gain (loss) on debt extinguishment	(60,256)	—
Non-cash equity-based compensation expense	(2,754)	(3,938)
Income (loss) before income taxes	$(134,012)	$43,317

(1)
For the three months ended March 31, 2024, transaction expenses include $28.1 million in costs related to the QuarterNorth Acquisition, inclusive of $14.2 million in severance expense and $9.8 million in costs related to the TLCS Divestiture, inclusive of $3.7 million in severance expense. For the three months ended March 31, 2023, transaction expenses included $35.2 million in costs related to the EnVen Acquisition, inclusive of $22.6 million in severance expense. See further discussion in Note 2 — Acquisitions and Divestitures and Note 9 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three months ended March 31, 2024, it includes a gain of $86.9 million related to the TLCS Divestiture. See further discussion in Note 2 — Acquisitions and Divestitures. For the three months ended March 31, 2023, it includes a $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend by Chevron.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Note 13 — Commitments and Contingencies for additional information on decommissioning obligations.
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

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Three Months Ended March 31,
	2024	2023
Segment Expenditures:
Total reportable segments	$143,848	$190,024
All other	17,519	21,189
Change in capital expenditures included in accounts payable and accrued liabilities	34,262	(55,969)
Plugging & abandonment	(27,907)	(10,113)
Decommissioning obligations settled	(3,506)	(708)
Investment in CCS intangibles and equity method investees	(17,519)	(21,189)
Deferred Payments	(672)	—
Non-cash well equipment transfers	—	(19,402)
Other	52	130
Exploration, development and other capital expenditures	$146,077	$103,962

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “us,” “we,” “our,” “Talos” or the “Company” are to Talos Energy Inc. and its wholly-owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report, as well as our audited Consolidated Financial Statements and the notes thereto in our 2023 Annual Report and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

Our Business

We are a technically driven independent exploration and production company focused on safely and efficiently maximizing long-term value through our operations, currently in the United States (“U.S.”) and offshore Mexico. We leverage decades of technical and offshore operational expertise towards the acquisition, exploration and development of assets in key geological trends that are present in many offshore basins around the world.

We have historically focused our oil and gas exploration and production operations in the U.S. Gulf of Mexico because of our deep experience and technical expertise in the basin, which maintains favorable geologic and economic conditions, including multiple reservoir formations, comprehensive geologic and geophysical databases, extensive infrastructure and an attractive and robust asset acquisition market. Additionally, we have access to state-of-the-art three-dimensional seismic data, some of which is aided by new and enhanced reprocessing techniques that have not been previously applied to our current acreage position. We use our broad regional seismic database and our reprocessing efforts to generate a large and expanding inventory of high-quality prospects, which we believe greatly improves our development and exploration success. The application of our extensive seismic database, coupled with our ability to effectively reprocess this seismic data, allows us to both optimize our organic drilling program and better evaluate a wide range of business development opportunities, including acquisitions and collaborative arrangement opportunities, among others.

In order to determine the most attractive returns for our drilling program, we employ a disciplined portfolio management approach to stochastically evaluate all of our drilling prospects, whether they are generated organically from our existing acreage, an acquisition or joint venture opportunities. We add to and reevaluate our inventory in order to deploy capital as efficiently as possible.

From January 1, 2024 through March 18, 2024, we had two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”), of which the Company’s only reportable segment was the Upstream Segment. Subsequent to the TLCS Divestiture (as defined herein) and our sale of the entire CCS business, we had one operating segment. See additional information in Part I, Item 1. “Financial Statements — Note 14 — Segment Information.”

Significant Developments

The following significant developments have occurred since the filing of our 2023 Annual Report.

Talos Low Carbon Solutions Divestiture— On March 18, 2024, we entered into a definitive agreement relating to and subsequently completed the sale of our wholly owned subsidiary, Talos Low Carbon Solutions LLC, to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture includes Talos’s entire CCS business, including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC; Harvest Bend CCS LLC; and Coastal Bend CCS LLC. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

QuarterNorth Acquisition — We executed an agreement and plan of merger, dated as of January 13, 2024, by and among Talos, QuarterNorth Energy Inc. (“QuarterNorth”), Compass Star Merger Sub Inc. and the Equityholder Representatives named therein (the “QuarterNorth Merger Agreement”) to acquire QuarterNorth, a privately-held U.S. Gulf of Mexico exploration and production company (such acquisition, the “QuarterNorth Acquisition”). On March 4, 2024, the Company completed the QuarterNorth Acquisition for consideration consisting of (i) $1,247.4 million in cash and (ii) 24.3 million shares of the Company’s common stock valued at $322.6 million. The cash payment was partially funded with an upsized underwritten public offering of 34.5 million shares of the Company’s common stock, borrowings under the Bank Credit Facility and the New Senior Notes (each as defined below). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

QuarterNorth Acquisition — On March 4, 2024, we acquired QuarterNorth, a private operator in the Deepwater U.S. Gulf of Mexico. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

EnVen Acquisition — On February 13, 2023, we acquired EnVen Energy Corporation (“EnVen”), a private operator in the Deepwater U.S. Gulf of Mexico (the “EnVen Acquisition”). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Known Trends and Uncertainties

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report for a detailed discussion of known trends and uncertainties. The following carries forward or provides an update to known trends and uncertainties discussed in our 2023 Annual Report.

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our revenue, profitability, access to capital and future rate of growth depends upon the price we receive for our sales of oil, natural gas and NGL production.

During the period January 1, 2024 through March 31, 2024, the daily spot prices for NYMEX WTI crude oil ranged from a high of $84.39 per Bbl to a low of $70.62 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $13.20 per MMBtu to a low of $1.25 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices we realize for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of March 31, 2024.

The U.S. Energy Information Administration (“EIA”) published its April 2024 Short-Term Energy Outlook on April 9, 2024. The EIA expectations for global oil prices have increased since its last short-term energy outlook report reflecting its expectation of strong global oil inventory draws during the second quarter of 2024 and ongoing geopolitical risks. Oil prices continued to increase in March because of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and general elevated tensions around the region, including the Israel-Hamas war. In addition, the recent extension of OPEC Plus voluntary production cuts, which expire at the end of June 2024, add to upward price pressure at a time of the year when oil demand typically increases because of the spring and summer driving seasons in the Northern Hemisphere. The EIA expects the NYMEX WTI spot price will average $85.30 per Bbl in the second quarter of 2024 and $83.78 per Bbl for all of 2024. The U.S. winter natural gas withdrawal season ended with more natural gas in storage compared with the five-year average. The large storage surplus contributed to low natural gas prices throughout the first quarter of 2024. From April through October this year, the EIA forecasts less natural gas will be injected into storage than is typical, largely because they expect the United States will produce less natural gas on average in the second and third quarter of 2024 compared with the first quarter of 2024. Despite lower production, the EIA still expects the United States will have the most natural gas in storage on record when the winter withdrawal season begins in November 2024. As a result of high inventories, the EIA expects spot natural gas prices to average less than $2.00 per MMBtu in the second quarter of 2024 and $2.15 per MMBtu for all of 2024.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices. In addition, the U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation could likely cause the U.S. Federal Reserve (the “Fed”) and other central banks to further increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business. In 2022 and 2023, the Fed raised its benchmark interest rate 11 times. The latest interest rate hike in July 2023 increased the federal funds rate to a range of 5.25%-5.50%, its highest level since 2001. The Fed wants inflation to return to its 2% goal over time and it is still high in absolute terms. Future changes to the benchmark interest rate remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three months ended March 31, 2024 and 2023, we did not recognize an impairment based on the ceiling test computations. At March 31, 2024 our ceiling test computation was based on SEC pricing of $78.19 per Bbl of oil, $2.50 per Mcf of natural gas and $17.08 per Bbl of NGLs.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning April 1, 2023 and ending March 1, 2024 used in the determination of the SEC pricing was 10% lower, resulting in $70.45 per Bbl of oil, $2.25 per Mcf of natural gas and $15.37 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been impaired by $446.5 million.

There is a significant degree of uncertainty with the assumptions used to estimate the present value of future net cash flows from estimated production of proved oil and gas reserves due to, but not limited to the risk factors referred to in Part I, Item 1A. “Risk Factors” included in our 2023 Annual Report. The discounted present value of our proved reserves is a major component of the Ceiling calculation. Any decrease in SEC pricing or increase in capital or operating costs could negatively impact the estimated future discounted net cash flows related to our proved oil and natural gas properties.

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. We produce the Phoenix Field through the HP-I that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field. The next dry-dock is scheduled for the second quarter of 2024 with an estimated shut-in lasting approximately 55 days.

BOEM Bonding Rule — On April 15, 2024, BOEM issued its final rule, entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations,” which significantly increases the amount of new supplemental financial assurance required from lessees and grant holders conducting operations on the federal outer continental shelf (“OCS”). The final rule replaces the prior five-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead requires lessees to meet one of two criteria based on: (1) the credit rating of the lessee or (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. As a result of the new rule, BOEM will no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance will be required by current lessees and grant holders. The final rule, effective 60 days following publication in the Federal Register, adopts a three-year phased compliance period for full payment of a supplemental financial assurance demand.

As discussed in our 2023 Annual Report, including under Part I, Item 1A. “Risk Factors — Risks Related to Our Business and the Oil and Natural Gas Industry, We may be unable to provide the financial assurances in the amounts and under the time periods required by the new rule. If we are unable to comply with these requirements, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including assessing civil penalties, commencing proceedings to suspend our production and other operations or cancelling our affected federal offshore leases. In addition, as a result of continuing adverse developments in restructurings and bankruptcies of companies operating in the OCS, a number of bonding companies have left the offshore surety market over the last nine months, which has materially reduced the availability of surety bonds for projects in the OCS. As a result, there may not be sufficient surety bonds capacity available for companies in the OCS to comply with the new financial assurances rule. Our inability to obtain adequate supplemental financial assurance in order to comply with BOEM’s final rule, including the future cost of compliance with respect to supplemental bonding, could materially and adversely affect our financial condition, cash flows, business, properties, liquidity and results of operations.

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

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, BOEM prepares and maintains forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the U.S. Outer Continental Shelf. As required by the Inflation Reduction Act of 2022, BOEM held Lease Sale 261 under the 2017-2022 national program on December 20, 2023, in which we were the high bidder on thirteen offshore blocks and QuarterNorth was the high bidder on four offshore blocks. We and QuarterNorth were awarded leases on all seventeen of these high-bid blocks.

The 2024-2029 national program starts on July 1, 2024, and continues through June 30, 2029. It is possible, however, that the final program could be delayed by opposing lawsuits that were filed on February 12, 2024, by the American Petroleum Institute and by Earthjustice representing multiple environmental groups, both of which are challenging BOEM’s actions. Despite these challenges, on April 1, 2024, BOEM announced the availability of the Area Identification for proposed lease sales 262, 263 and 264 pursuant to the 2024-2029 national program. Lease Sale 262 is tentatively scheduled for 2025.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Oil	$393,221	$292,694	$100,527
Natural gas	23,698	20,183	3,515
NGL	13,013	9,705	3,308
Total revenues	$429,932	$322,582	$107,350

Production Volumes:
Oil (MBbls)	5,173	4,106	1,067
Natural gas (MMcf)	8,659	7,127	1,532
NGL (MBbls)	632	429	203
Total production volume (MBoe)	7,248	5,723	1,525

Daily Production Volumes by Product:
Oil (MBblpd)	56.8	45.6	11.2
Natural gas (MMcfpd)	95.2	79.2	16.0
NGL (MBblpd)	6.9	4.8	2.1
Total production volume (MBoepd)	79.6	63.6	16.0

Average Sale Price Per Unit:
Oil (per Bbl)	$76.02	$71.28	$4.74
Natural gas (per Mcf)	$2.74	$2.83	$(0.09)
NGL (per Bbl)	$20.59	$22.62	$(2.03)
Price per Boe	$59.32	$56.37	$2.95
Price per Boe (including realized commodity derivatives)	$58.84	$54.21	$4.63

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment due to changes in sales prices and production volumes (in thousands):

	Three Months Ended March 31, 2024 vs 2023
	Price	Volume	Total
Revenues:
Oil	$24,471	$76,056	$100,527
Natural gas	(821)	4,336	3,515
NGL	(1,284)	4,592	3,308
Total revenues	$22,366	$84,984	$107,350

Three Months Ended March 31, 2024 and 2023 Volumetric Analysis — Production volumes increased by 16.0 MBoepd to 79.6 MBoepd. The increase was primarily due to 7.4 MBoepd of production from the oil and natural gas assets acquired from the QuarterNorth Acquisition that closed in early March 2024 as well as 6.9 MBoepd from the EnVen Acquisition that closed mid-first quarter of 2023. Additionally, there was 10.2 MBoepd production from the Venice and Lime Rock wells, which tie back to our Ram Powell facility, which commenced initial production late in the fourth quarter of 2023. These increases were partially offset by a decrease of 6.9 MBoepd due to well performance and natural production declines. Additionally, there was approximately 2.0 MBoepd of deferred production resulting from third party infrastructure downtime primarily from our Lobster Field located in our Mississippi Canyon core area.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis to our Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2024	2023
Lease operating expenses	$135,178	$81,362
Lease operating expenses per Boe	$18.65	$14.22

Three Months Ended March 31, 2024 and 2023 — Lease operating expense for the three months ended March 31, 2024 increased by approximately $53.8 million, or 66%. This was related to an increase of $34.0 million primarily due to major well workover expenses at the Phoenix Field and the Garden Banks 506 Field. Additionally, there was a $12.8 million increase in lease operating expenses incurred in connection with assets acquired from the QuarterNorth Acquisition as well as a $8.8 million increase in direct lease operating expenses due to the EnVen Acquisition that closed mid-first quarter of 2023.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation, depletion and amortization	$215,664	$147,323

Three Months Ended March 31, 2024 and 2023 — Depreciation, depletion and amortization expense for the three months ended March 31, 2024 increased by approximately $68.3 million, or 46% due to increased production volumes, which are described above. Additionally, the depletion rate increased by $4.07 per Boe, or 16%, on our proved oil and natural gas properties.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended March 31,
	2024	2023
Upstream Segment	$56,082	$58,355
CCS Segment	1,965	3,329
Unallocated corporate	11,794	1,503
Total general and administrative expense	$69,841	$63,187

Upstream general and administrative expense per Boe	$7.74	$10.20

Three Months Ended March 31, 2024 and 2023 — General and administrative expense for the three months ended March 31, 2024 increased by approximately $6.7 million, or 11%. This increase was primarily related to first quarter 2024 Upstream Segment transaction costs, severance costs and additional general and administrative expenses related to the QuarterNorth Acquisition of $30.6 million or $4.22 per Boe. Additionally, unallocated corporate had an increase during the first quarter 2024 in transaction costs and severance costs of $9.8 million related to the TLCS Divestiture. These increases were partially offset by a decrease in the Upstream Segment transaction costs for the EnVen Acquisition of $35.4 million or $6.19 per Boe. Additionally, the CCS Segment expenses decreased by $1.4 million due to the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended March 31,
	2024	2023
Accretion expense	$26,903	$19,414
Other operating (income) expense	$(86,043)	$2,838
Interest expense	$50,845	$37,581
Price risk management activities (income) expense	$87,062	$(58,937)
Equity method investment (income) expense	$8,054	$(7,443)
Other (income) expense	$55,896	$(6,666)
Income tax (benefit) expense	$(21,573)	$(46,543)

Three Months Ended March 31, 2024 and 2023 —

Accretion Expense — During the three months ended March 31, 2024, we recorded $26.9 million of accretion expense compared to $19.4 million during the three months ended March 31, 2023. The change is primarily the result of a $4.2 million increase in accretion associated with the asset retirement obligations assumed as part of the QuarterNorth Acquisition and EnVen Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the three months ended March 31, 2024, we recognized a gain of $86.9 million on the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Interest Expense — During the three months ended March 31, 2024, we recorded $50.8 million of interest expense compared to $37.6 million during the three months ended March 31, 2023. The change is primarily the result of an increase in incremental debt outstanding offset by a lower rate of interest on these instruments. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information. Additionally, there was an increase of $4.9 million of fees associated with the unutilized bridge loan. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Price Risk Management Activities — The expense of $87.1 million for the three months ended March 31, 2024 consists of $83.6 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $3.5 million in cash settlement losses. The income of $58.9 million for the three months ended March 31, 2023 consists of $71.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $12.3 million in cash settlement losses.

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

Equity Method Investment Income — During the three months ended March 31, 2024, we recorded equity losses of $8.1 million. During the three months ended March 31, 2023, we recorded equity losses of $1.1 million offset by an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron.

Other (Income) Expense — During the three months ended March 31, 2024, we recorded a $60.3 million loss on extinguishment of debt because of the redemption of the 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) and 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”). See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Income Tax (Benefit) Expense — During the three months ended March 31, 2024, we recorded $21.6 million of income tax benefit primarily due to current year activity inclusive of permanent differences compared to $46.5 million of income tax benefit during the three months ended March 31, 2023. The income tax benefit recorded during the three months ended March 31, 2023 is primarily due to a non-cash tax benefit related to the partial release of the valuation allowance on our U.S. federal deferred tax assets. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 10 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(112,439)	$89,860
Interest expense	50,845	37,581
Income tax (benefit) expense	(21,573)	(46,543)
Depreciation, depletion and amortization	215,664	147,323
Accretion expense	26,903	19,414
EBITDA	159,400	247,635
Transaction and other (income) expenses(1)	(49,157)	22,009
Decommissioning obligations(2)	855	741
Derivative fair value (gain) loss(3)	87,062	(58,937)
Net cash received (paid) on settled derivative instruments(3)	(3,494)	(12,323)
(Gain) loss on debt extinguishment	60,256	—
Non-cash equity-based compensation expense	2,754	3,938
Adjusted EBITDA	$257,676	$203,063

(1)
For the three months ended March 31, 2024, transaction expenses include $28.1 million in costs related to the QuarterNorth Acquisition, inclusive of $14.2 million in severance expense and $9.8 million in costs related to the TLCS Divestiture, inclusive of $3.7 million in severance expense. For the three months ended March 31, 2023, transaction expenses included $35.2 million in costs related to the EnVen Acquisition, inclusive of $22.6 million in severance expense. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and “Note 9 — Employee Benefits Plans and Share-Based Compensation.” Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three months ended March 31, 2024, it includes a gain of $86.9 million related to the TLCS Divestiture. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” For the three months ended March 31, 2023, it includes an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies.”
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowings under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed made it more expensive to borrow money. As of March 31, 2024, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $650.2 million.

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

Our liquidity could be impacted in the future by financial assurance requirements. See “Known Trends and Uncertainties — BOEM Bonding Rule.”

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the three months ended March 31, 2024 (in thousands):

U.S. drilling & completions	$44,081
Asset management(1)	24,982
Seismic and G&G, land, capitalized G&A and other	43,372
Total Upstream capital expenditures	112,435
Plugging & abandonment	27,907
Decommissioning obligations settled(2)	3,506
Total Upstream	143,848
Investment in CCS	17,519
Total	$161,367

(1)
Asset management consists of capital expenditures for development-related activities primarily associated with recompletions and improvements to our facilities and infrastructure.
(2)
Settlement of decommissioning obligations as a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies.”

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remaining portion of our 2024 Upstream capital spending program of $570.0 million to $600.0 million and plugging & abandonment and decommissioning obligations of $90.0 million to $100.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the Bank Credit Facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. There were no shares of common stock repurchased during the three months ended March 31, 2024. As of March 31, 2024, there is $52.5 million remaining under the authorized program. All repurchased shares are held in treasury. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$96,426	$62,857
Investing activities	$(937,644)	$(106,976)
Financing activities	$829,580	$117,116

Operating Activities — Net cash provided by operating activities increased $33.6 million in the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily attributable to an increase from revenues offset with an increase in lease operating expense of $53.5 million. Additionally, there was an increase in settlements of asset retirement obligations of $17.8 million.

Investing Activities — Net cash used in investing activities increased $830.7 million in the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to cash paid for the QuarterNorth Acquisition of $916.0 million, net of cash acquired. This was offset by cash proceeds of $142.0 million from the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. Additionally, there was an increase in capital expenditures of $42.1 million.

Financing Activities — Cash flow from financing activities changed $712.5 million in the three months ended March 31, 2024 compared to the corresponding period in 2023. During the three months ended March 31, 2024, the issuance of the New Senior Notes in February 2024 generated $1,224.5 million after deferred financing costs. The net proceeds from the New Senior Notes funded the $897.1 million redemption of the 12.00% Notes and the 11.75% Notes and partially funded the cash portion of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information. Additionally, on January 17, 2024, we entered into upsized underwritten public offering of 34.5 million shares of our common stock, which generated net proceeds of $387.7 million. The net proceeds from this equity offering partially funded the cash portion of the QuarterNorth Acquisition.

Overview of Debt Instruments

9.000% Second-Priority Senior Secured Notes — due February 2029 — The 9.000% Second-Priority Senior Secured Notes due 2029 (the “9.000% Notes”) were issued pursuant to an indenture dated February 7, 2024, by and among the Company, Talos Production Inc. (the “Issuer”), the subsidiary guarantors party thereto (together with the Company, the “Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 9.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.000% Notes rank equally in right of payment with all of the Issuer’s and the Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the Guarantors future debt that is, by its term, expressly subordinated in right of payment to the 9.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the Guarantors (other than the Company) and any future obligations of the Issuer and the Guarantors that are secured by the collateral on a junior-priority basis. The 9.000% Notes are effectively pari passu with all of the Issuer’s and the Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Notes (as defined below) and are effectively junior to any existing and future obligations of the Issuer and the Guarantors that are secured by the collateral on a senior-priority basis to the 9.000% Notes including indebtedness under the Bank Credit Facility. The 9.000% Notes mature on February 1, 2029 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

9.375% Second-Priority Senior Secured Notes — due February 2031 — The 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes” and, together with the 9.000% Notes, the “New Senior Notes”) were issued pursuant to an indenture dated February 7, 2024, by and among the Company, the Issuer, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 9.375% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its Bank Credit Facility. The 9.375% Notes rank equally in right of payment with all of the Issuer’s and the Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the Guarantors future debt that is, by its term, expressly subordinated in right of payment to the 9.375% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the Guarantors (other than the Company) and any future obligations of the Issuer and the Guarantors that are secured by the collateral on a junior-priority basis. The 9.375% Notes are effectively pari passu with all of the Issuer’s and the Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.000% Notes and are effectively junior to any existing and future obligations of the Issuer and the Guarantors that are secured by the collateral on a senior-priority basis to the 9.375% Notes including indebtedness under the Bank Credit Facility. The 9.375% Notes mature on February 1, 2031 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Bank Credit Facility — matures March 2027 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The Bank Credit Facility provides for determination of the borrowing base based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter each year. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Redemption of the 12.00% Second-Priority Senior Secured Notes — due January 2026 — On February 7, 2024, we redeemed $638.5 million aggregate principal amount of the 12.00% Notes using the proceeds from the issuance of the New Senior Notes. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Redemption of the 11.75% Senior Secured Second Lien Notes — due April 2026 — We redeemed $227.5 million aggregate principal amount of the 11.75% Notes using the proceeds from the issuance of the New Senior Notes. On February 7, 2024, the Company irrevocably deposited funds with the trustee sufficient to satisfy and discharge the 11.75% Notes until redeemed on April 15, 2024 with the funds deposited with the trustee. Concurrently, the Company elected to satisfy and discharge the 11.75% Notes in accordance with its terms and the trustee acknowledged such discharge and satisfaction. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following table and discussion summarize our material cash requirements from known contractual obligations as of March 31, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total(4)
Long-term financing obligations:
Debt principal	$—	$—	$—	$325,000	$—	$1,250,000	$1,575,000
Debt interest	85,569	144,904	144,904	122,359	114,844	174,609	787,189
Vessel commitments(1)	35,748	14,210	—	—	—	—	49,958
Derivative liabilities	63,991	13,789	—	—	—	—	77,780
Operating lease obligations	4,220	5,531	4,983	4,753	4,610	4,583	28,680
Finance lease(2)	35,136	19,520	—	—	—	—	54,656
Purchase obligations(3)	118,251	550	—	—	—	—	118,801
Other commitments	2,108	—	—	—	—	—	2,108
Total contractual obligations(4)	$345,023	$198,504	$149,887	$452,112	$119,454	$1,429,192	$2,694,172

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
(4)
This table does not include our estimated discounted liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $1,109.3 million as of March 31, 2024. For additional information regarding these liabilities, please see Part I, Item 1. “Financial Statements — Note 8 — Asset Retirement Obligations.” Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies.”

Performance Obligations — As of March 31, 2024, we had secured performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $10.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for further information on the Bank Credit Facility.

Critical Accounting Estimates

We consider accounting policies related to oil and natural gas properties, proved reserve estimates, fair value measure of financial instruments, asset retirement obligations, revenue recognition, imbalances and production handling fees and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. There have been no changes to our critical accounting estimates from those disclosed in our 2023 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

No recently issued accounting standards were material to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report. Except as discussed below, there have been no material changes from the disclosures presented in our 2023 Annual Report regarding our exposures to certain market risks.

Price Risk Management Activities

We had commodity derivative instruments in place to reduce the price risk associated with future production of 16,569 MBbls of crude oil and 29,677 MMBtu of natural gas at March 31, 2024, with a net derivative liability position of $53.7 million. For additional information regarding our commodity derivative instruments, see Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments,” included elsewhere in this Quarterly Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at March 31, 2024 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$(53,672)	$(175,027)	$(121,355)	$68,688	$122,360

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Internal Control over Financial Reporting

On March 4, 2024, we completed the QuarterNorth Acquisition. Other than integrating the acquired operations of QuarterNorth into our overall internal control over financial reporting and related processes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

U.S. Specialty Insurance Company (“USSI”) has issued approximately $80.0 million in surety bonds on behalf of QuarterNorth, as Principal. USSI claims that collateral equivalent to the amount of the bonds is now required due to the merger of QuarterNorth into the Company. On March 20, 2024, USSI filed suit to require QuarterNorth to provide collateral in the amount of the bonds to secure QuarterNorth’s alleged obligations owed to USSI. Furthermore, USSI has notified certain purchasers of QuarterNorth’s production that USSI believes QuarterNorth is in default of its obligations and has requested that payment for production that is owed to QuarterNorth be made to USSI. Certain buyers of QuarterNorth’s production have withheld payment to QuarterNorth until this matter is resolved. The Company expects to replace most or all of the bonds issued by USSI during the second quarter of 2024, which will substantially or fully resolve this matter.

In June 2019, David M. Dunwoody, Jr., former President of EnVen, filed a lawsuit against EnVen in Texas District Court alleging that the circumstances of his resignation entitled him to the severance payments and benefits under his employment agreement dated as of November 6, 2015 as a resignation for “Good Reason.” The litigation was assumed as part of the EnVen Acquisition. The Company paid the judgment of $14.4 million, inclusive of Mr. Dunwoody’s legal fees and interest, during the three months ended March 31, 2024.

There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2023 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2023 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2023 Annual Report or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in a privately negotiated transaction, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. There were no shares of common stock repurchased during the three months ended March 31, 2024. As of March 31, 2024, there is $52.5 million remaining under the authorized program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.4

First Supplemental Indenture, dated as of March 4, 2024, by and among Talos Production Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (9.000% Senior Notes) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

4.5

Indenture, dated as of February 7, 2024, and by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, pursuant to which the 2031 Notes were issued. (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.6

First Supplemental Indenture, dated as of March 4, 2024, by and among Talos Production Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (9.375% Senior Notes) (incorporated by reference to Exhibit 4.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

4.7

Form of 12.00% Second-Priority Senior Secured Note due 2026 (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 8, 2021).

4.8

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

4.10

Registration Rights Agreement, dated as of January 4, 2021, by and among Talos Production Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers of the 2026 Notes (incorporated by reference to Exhibit 4.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 8, 2021).

4.11

Registration Rights Agreement, dated as of January 14, 2021, by and among Talos Production Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers of the 2026 Notes (incorporated by reference to Exhibit 4.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 14, 2021).

4.12

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

4.17

Registration Rights Agreement, dated as of March 4, 2024, by and among Talos Energy Inc. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

10.1#

Form of QuarterNorth Support Agreement, by and among QuarterNorth Energy Inc., Talos Energy Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 16, 2024).

10.2†	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.12 to Talos Energy’s Inc. 10-K (File No. 001-38497) filed with the SEC on February 28, 2024).

10.3

Tenth Amendment to Credit Agreement, dated January 13, 2024, by and among Talos Energy Inc., as Holdings and a Guarantor, Talos Production Inc., as the Borrower, the other Guarantors party thereto, JPMorgan Chase, N.A., as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.33 to Talos Energy’s Inc. 10-K (File No. 001-38497) filed with the SEC on February 28, 2024).

10.4†*	Form of Separation and Release Agreement.

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

Talos Energy Inc.

Date:	May 6, 2024	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Executive Vice President