Form 10-Q
period 2024-06-30
TALOS ENERGY INC.
filed 2024-08-08
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 180,153,856 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,797	$33,637
Accounts receivable:
Trade, net	243,826	178,977
Joint interest, net	156,287	79,337
Other, net	13,468	19,296
Assets from price risk management activities	16,412	36,152
Prepaid assets	79,870	64,387
Other current assets	18,123	10,389
Total current assets	565,783	422,175
Property and equipment:
Proved properties	9,435,902	7,906,295
Unproved properties, not subject to amortization	653,143	268,315
Other property and equipment	34,824	34,027
Total property and equipment	10,123,869	8,208,637
Accumulated depreciation, depletion and amortization	(4,643,062)	(4,168,328)
Total property and equipment, net	5,480,807	4,040,309
Other long-term assets:
Restricted cash	104,368	102,362
Assets from price risk management activities	2,784	17,551
Equity method investments	109,688	146,049
Other well equipment	62,991	54,277
Notes receivable, net	17,041	16,207
Operating lease assets	12,429	11,418
Other assets	5,964	5,961
Total assets	$6,361,855	$4,816,309
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$91,871	$84,193
Accrued liabilities	315,191	227,690
Accrued royalties	84,126	55,051
Current portion of long-term debt	—	33,060
Current portion of asset retirement obligations	78,765	77,581
Liabilities from price risk management activities	51,607	7,305
Accrued interest payable	48,970	42,300
Current portion of operating lease liabilities	3,928	2,666
Other current liabilities	37,181	48,769
Total current liabilities	711,639	578,615
Long-term liabilities:
Long-term debt	1,435,899	992,614
Asset retirement obligations	1,080,082	819,645
Liabilities from price risk management activities	1,441	795
Operating lease liabilities	17,332	18,211
Other long-term liabilities	389,137	251,278
Total liabilities	3,635,530	2,661,158
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 187,339,187 and 127,480,361 shares issued as of June 30, 2024 and December 31, 2023, respectively	1,873	1,275
Additional paid-in capital	3,262,700	2,549,097
Accumulated deficit	(447,775)	(347,717)
Treasury stock, at cost; 7,204,380 and 3,400,000 shares as of June 30, 2024 and December 31, 2023, respectively	(90,473)	(47,504)
Total stockholdersʼ equity	2,726,325	2,155,151
Total liabilities and stockholdersʼ equity	$6,361,855	$4,816,309

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil	$507,408	$342,983	$900,629	$635,677
Natural gas	26,060	16,329	49,758	36,512
NGL	15,697	7,898	28,710	17,603
Total revenues	549,165	367,210	979,097	689,792
Operating expenses:
Lease operating expense	157,310	101,165	292,488	182,527
Production taxes	476	607	1,020	1,213
Depreciation, depletion and amortization	259,091	169,794	474,755	317,117
Accretion expense	30,732	22,760	57,635	42,174
General and administrative expense	48,247	33,182	118,088	96,369
Other operating (income) expense	(1,061)	(723)	(87,104)	2,115
Total operating expenses	494,795	326,785	856,882	641,515
Operating income (expense)	54,370	40,425	122,215	48,277
Interest expense	(48,982)	(45,632)	(99,827)	(83,213)
Price risk management activities income (expense)	2,302	26,197	(84,760)	85,134
Equity method investment income (expense)	(456)	(2,012)	(8,510)	5,431
Other income (expense)	4,164	1,591	(51,732)	8,257
Net income (loss) before income taxes	11,398	20,569	(122,614)	63,886
Income tax benefit (expense)	983	(6,892)	22,556	39,651
Net income (loss)	$12,381	$13,677	$(100,058)	$103,537

Net income (loss) per common share:
Basic	$0.07	$0.11	$(0.59)	$0.90
Diluted	$0.07	$0.11	$(0.59)	$0.89
Weighted average common shares outstanding:
Basic	183,564	125,436	171,027	115,590
Diluted	183,692	125,667	171,027	116,363

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2023	127,455,965	$1,275	$2,531,402	$(445,189)	1,900,000	$(26,647)	$2,060,841
Equity-based compensation	—	—	8,227	—	—	—	8,227
Purchase of treasury stock	—	—	—	—	1,500,000	(20,857)	(20,857)
Net income (loss)	—	—	—	13,677	—	—	13,677
Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888

Balance at March 31, 2024	187,307,298	$1,873	$3,257,972	$(460,156)	3,400,000	$(47,504)	$2,752,185
Equity-based compensation	—	—	4,895	—	—	—	4,895
Equity-based compensation tax withholdings	—	—	(167)	—	—	—	(167)
Equity-based compensation stock issuances	31,889	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	3,804,380	(42,969)	(42,969)
Net income (loss)	—	—	—	12,381	—	—	12,381
Balance at June 30, 2024	187,339,187	$1,873	$3,262,700	$(447,775)	7,204,380	$(90,473)	$2,726,325

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	$—	$1,165,576
Equity-based compensation	—	—	15,459	—	—	—	$15,459
Equity-based compensation tax withholdings	—	—	(7,378)	—	—	—	$(7,378)
Equity-based compensation stock issuances	1,085,747	11	(11)	—	—	—	$—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	$832,198
Purchase of treasury stock	—	—	—	—	3,400,000	(47,504)	$(47,504)
Net income (loss)	—	—	—	103,537	—	—	$103,537
Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888

Balance at December 31, 2023	127,480,361	$1,275	$2,549,097	$(347,717)	3,400,000	$(47,504)	$2,155,151
Equity-based compensation	—	—	9,541	—	—	—	9,541
Equity-based compensation tax withholdings	—	—	(5,687)	—	—	—	(5,687)
Equity-based compensation stock issuances	1,009,374	10	(10)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	24,349,452	243	322,387	—	—	—	322,630
Issuance of common stock	34,500,000	345	387,372	—	—	—	387,717
Purchase of treasury stock	—	—	—	—	3,804,380	(42,969)	(42,969)
Net income (loss)	—	—	—	(100,058)	—	—	(100,058)
Balance at June 30, 2024	187,339,187	$1,873	$3,262,700	$(447,775)	7,204,380	$(90,473)	$2,726,325

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(100,058)	$103,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	532,390	359,291
Amortization of deferred financing costs and original issue discount	5,084	7,629
Equity-based compensation expense	5,544	8,687
Price risk management activities (income) expense	84,760	(85,134)
Net cash received (paid) on settled derivative instruments	(21,012)	(4,161)
Equity method investment (income) expense	8,510	(5,431)
Loss (gain) on extinguishment of debt	60,256	—
Settlement of asset retirement obligations	(50,128)	(47,683)
Loss (gain) on sale of assets	(2,500)	—
Loss (gain) on sale of business	(86,940)	—
Changes in operating assets and liabilities:
Accounts receivable	3,076	35,127
Other current assets	(5,150)	(23,790)
Accounts payable	(43,608)	(3,890)
Other current liabilities	17,748	(22,975)
Other non-current assets and liabilities, net	(22,182)	(44,124)
Net cash provided by (used in) operating activities	385,790	277,083
Cash flows from investing activities:
Exploration, development and other capital expenditures	(269,170)	(298,658)
Cash acquired in excess of payments for acquisitions	—	17,617
Payments for acquisitions, net of cash acquired	(916,045)	—
Proceeds from (cash paid for) sale of property and equipment, net	—	(8,488)
Contributions to equity method investees	(19,627)	(15,260)
Investment in intangible assets	—	(7,796)
Proceeds from sales of businesses	141,997	—
Net cash provided by (used in) investing activities	(1,062,845)	(312,585)
Cash flows from financing activities:
Issuance of common stock	387,717	—
Issuance of senior notes	1,250,000	—
Redemption of senior notes	(897,116)	(15,000)
Proceeds from Bank Credit Facility	770,000	505,000
Repayment of Bank Credit Facility	(745,000)	(305,000)
Deferred financing costs	(27,386)	(11,775)
Other deferred payments	(1,234)	(462)
Payments of finance lease	(8,747)	(8,026)
Purchase of treasury stock	(39,326)	(47,504)
Employee stock awards tax withholdings	(5,687)	(7,378)
Net cash provided by (used in) financing activities	683,221	109,855

Net increase (decrease) in cash, cash equivalents and restricted cash	6,166	74,353
Cash, cash equivalents and restricted cash:
Balance, beginning of period	135,999	44,145
Balance, end of period	$142,165	$118,498

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$79,832	$113,319
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$64,452	$63,492

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$37,797	$33,637
Restricted cash included in Other long-term assets	104,368	102,362
Total cash, cash equivalent and restricted cash	$142,165	$135,999

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

QuarterNorth Acquisition — On March 4, 2024, the Company completed the acquisition of QuarterNorth Energy Inc. (“QuarterNorth”), a privately-held U.S. Gulf of Mexico exploration and production company (the “QuarterNorth Acquisition,” and the merger agreement related thereto, the “QuarterNorth Merger Agreement”) for consideration consisting of (i) $1,247.4 million in cash and (ii) 24.3 million shares of the Company’s common stock valued at $322.6 million. The cash payment was partially funded with an underwritten public offering of 34.5 million shares of the Company’s common stock, borrowings under the Bank Credit Facility and the New Senior Notes (as defined in Note 7 — Debt).

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

The following table presents the latest preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on March 4, 2024 (in thousands):

Cash and cash equivalents	$331,374
Other current assets	160,117
Property and equipment	1,622,597
Other long-term assets	20,780
Current liabilities:
Current portion of asset retirement obligations	(6,748)
Other current liabilities	(193,928)
Long-term liabilities:
Asset retirement obligations	(192,771)
Deferred tax liabilities	(168,481)
Other long-term liabilities	(2,891)
Allocated purchase price	$1,570,049

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

The Company incurred approximately $22.1 million of acquisition-related costs in connection with the QuarterNorth Acquisition exclusive of severance expense, of which $0.3 million and $19.1 million were recognized in the three and six months ended June 30, 2024, respectively, and $3.0 million was recognized for the year ended December 31, 2023. These costs were reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations except for $4.9 million of fees associated with an unutilized bridge loan that was included in “Interest expense” on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2024. Additionally, the Company incurred $8.1 million and $22.3 million in severance expense in connection with the QuarterNorth Acquisition for the three and six months ended June 30, 2024, respectively. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income attributable to the QuarterNorth Acquisition for the three months ended June 30, 2024 and the period from March 4, 2024 to June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$173,157	$217,106
Net income (loss)	$55,550	$62,299

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 as if the QuarterNorth Acquisition had occurred on January 1, 2023. The unaudited pro forma information was derived from historical statements of operations of the Company and QuarterNorth adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and New Senior Notes, (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) weighted average basic and diluted shares of common stock outstanding from the issuance of 24.3 million shares of common stock as partial consideration for the QuarterNorth Acquisition and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 34.5 million shares of common stock from the underwritten public offering in January 2024 that partially funded the cash portion of the QuarterNorth Acquisition. Supplemental pro forma earnings for the three and six months ended June 30, 2023 were adjusted to include nil and $31.7 million of general and administrative expenses, respectively. Supplemental pro forma earnings for the three and six months ended June 30, 2024 were adjusted to exclude $6.5 million and $31.5 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the QuarterNorth Acquisition occurred on January 1, 2023, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$549,165	$509,934	$1,106,366	$992,885
Net income (loss)	$17,522	$18,968	$(92,937)	$93,288
Basic net income (loss) per common share	$0.10	$0.10	$(0.51)	$0.53
Diluted net income (loss) per common share	$0.10	$0.10	$(0.51)	$0.53

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

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $0.2 million and $12.8 million were recognized during the three and six months ended June 30, 2023, respectively, and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $1.4 million and $24.0 million in severance expense in connection with the EnVen Acquisition for the three and six months ended June 30, 2023, respectively.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the three months ended June 30, 2023 and the period from February 13, 2023 to June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$113,582	$175,641
Net income (loss)	$25,878	$19,788

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and six months ended June 30, 2023 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 7 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the two notes receivable to settle future asset retirement obligations and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock as partial consideration for the EnVen Acquisition. Supplemental pro forma earnings for the three and six months ended June 30, 2023 were adjusted to exclude $1.4 million and $64.1 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$367,210	$741,835
Net income (loss)	$14,813	$132,903
Basic net income (loss) per common share	$0.12	$1.05
Diluted net income (loss) per common share	$0.12	$1.05

Divestiture

Talos Low Carbon Solutions Divestiture — On March 18, 2024, the Company entered into a definitive agreement relating to and subsequently completed the sale of its wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture includes the Company’s entire CCS business including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC, Harvest Bend CCS LLC, and Coastal Bend CCS LLC. A gain of $86.9 million was recognized on the TLCS Divestiture during the six months ended June 30, 2024, which is presented as “Other operating income (expense)” on the Condensed Consolidated Statements of Operations.

The Company incurred approximately $5.9 million of costs in connection with the TLCS Divestiture exclusive of severance expense, of which $5.3 million was recognized during the six months ended June 30, 2024 and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $3.7 million in severance expense in connection with the TLCS Divestiture for the six months ended June 30, 2024. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

Note 3 — Property, Plant and Equipment

Proved Properties

During the three and six months ended June 30, 2024 and 2023, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At June 30, 2024, the Company’s ceiling test computation was based on SEC pricing of $80.82 per Bbl of oil, $2.44 per Mcf of natural gas and $19.86 per Bbl of NGLs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost - interest on lease liabilities	$3,272	$3,657	$6,644	$7,365
Operating lease cost, excluding short-term leases(1)	1,113	1,188	2,010	2,096
Short-term lease cost(2)	4,787	36,864	17,439	69,849
Variable lease cost(3)	616	827	1,232	1,190
Variable and fixed sublease income	(359)	(69)	(718)	(69)
Total lease cost	$9,429	$42,467	$26,607	$80,431

(1)
Operating lease cost reflect a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis.
(2)
Short-term lease costs are reported at gross amounts and primarily represent costs incurred for drilling rigs, most of which are short-term contracts not recognized as a right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets. The short-term operating lease costs incurred during the periods presented are not indicative of the Company’s current short-term lease obligations, which are approximately $116.1 million as of June 30, 2024, or its future short-term lease costs and obligations, as it routinely enters into short-term contracts for the use of drilling rigs to support its drilling activities.
(3)
Variable lease costs primarily represent differences between minimum payment obligations and actual operating charges incurred by the Company related to its long-term leases.

The present value of the fixed lease payments recorded as the Company’s right-of-use (“ROU”) assets and lease liabilities, adjusted for initial direct costs and incentives were as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease assets	$12,429	$11,418

Current portion of operating lease liabilities	$3,928	$2,666
Operating lease liabilities	17,332	18,211
Total operating lease liabilities	$21,260	$20,877

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$18,703	$17,834
Other long-term liabilities	121,614	131,230
Total finance lease liabilities	$140,317	$149,064

The table below presents the supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash outflow from finance leases	$6,644	$7,365
Operating cash outflow from operating leases	$2,639	$2,787

ROU assets obtained in exchange for new operating lease liabilities(1)	$1,909	$12,971

(1)
See QuarterNorth Acquisition and EnVen Acquisition each in Note 2 — Acquisitions and Divestitures.

Note 5 — Financial Instruments

As of June 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes – due February 2029	$609,712	$655,794	$—	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	$609,333	$659,188	$—	$—
12.00% Second-Priority Senior Secured Notes – due January 2026	$—	$—	$601,353	$655,130
11.75% Senior Secured Second Lien Notes – due April 2026	$—	$—	$234,221	$233,410
Bank Credit Facility – matures March 2027	$216,854	$225,000	$190,100	$200,000

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

Oil and Natural Gas Derivatives

The Company attempts to mitigate a portion of its commodity price risk and stabilize cash flows associated with sales of oil and natural gas production. The Company is currently utilizing oil and natural gas swaps, costless collars and put options. Swaps are contracts where the Company either receives or pays depending on whether the oil or natural gas floating market price is above or below the contracted fixed price. Costless collars consist of a purchased put option and a sold call option with no net premiums paid to or received from counterparties. Typical collar contracts require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price (“two-way collar”). Put options give the owner the right but not the obligation, to sell the underlying commodity at a specified price (i.e. strike price) within a specific period. Certain of the Company’s put options have a deferred premium, which is included in the fair market value of the commodity derivatives. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the applicable index price is below the strike price of the put, the Company receives the difference between the strike price and the applicable index price multiplied by the contract volumes less the premium. If the applicable index price settles at or above the strike price of the put, the Company pays only the premium at settlement.

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash received (paid) on settled derivative instruments	$(17,518)	$8,162	$(21,012)	$(4,161)
Unrealized gain (loss)	19,820	18,035	(63,748)	89,295
Price risk management activities income (expense)	$2,302	$26,197	$(84,760)	$85,134

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of June 30, 2024:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
July 2024 – December 2024	NYMEX WTI CMA	38,185	$76.52
January 2025 – December 2025	NYMEX WTI CMA	22,926	$73.41
Natural gas:		(MMBtu)	(per MMBtu)
July 2024 – December 2024	NYMEX Henry Hub	32,500	$2.84
January 2025 – December 2025	NYMEX Henry Hub	43,630	$3.55

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2024 – December 2024	NYMEX WTI CMA	1,000	$70.00	$75.00
January 2025 – March 2025	NYMEX WTI CMA	3,000	$65.00	$84.35
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
July 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Long Puts
Production Period	Settlement Index	Volumes	Strike Price	Deferred Premium Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2024 – December 2024	NYMEX WTI CMA	4,000	$70.00	$6.28
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
August 2024 – December 2024	NYMEX Henry Hub	13,660	$2.90	$0.40

Swaps with Sold Puts
Production Period	Settlement Index	Volumes	Swap Price	Strike Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2024 – December 2024	NYMEX WTI CMA	1,000	$72.20	$60.00

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$19,196	$—	$19,196
Liabilities:
Oil and natural gas derivatives	—	(53,048)	—	(53,048)
Total net asset (liability)	$—	$(33,852)	$—	$(33,852)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$53,703	$—	$53,703
Liabilities:
Oil and natural gas derivatives	—	(8,100)	—	(8,100)
Total net asset (liability)	$—	$45,603	$—	$45,603

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

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$16,412	$51,607	$36,152	$7,305
Non-current	2,784	1,441	17,551	795
Total gross amounts presented on balance sheet	19,196	53,048	53,703	8,100
Less: Gross amounts not offset on the balance sheet	14,424	14,424	8,100	8,100
Net amounts	$4,772	$38,624	$45,603	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2024 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at June 30, 2024 would have been $4.8 million.

Note 6 — Equity Method Investments

The following table presents the Company’s investments in unconsolidated affiliates by segment as of the dates indicated below (in thousands). The Company accounts for these investments using the equity method of accounting.

	Ownership Interest at
	June 30, 2024	June 30, 2024	December 31, 2023
Upstream:
Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”)	50.1%	$108,454	$107,259
SP 49 Pipeline LLC	33.3%	1,234	861
CCS(1):
Bayou Bend CCS LLC	—%	—	28,183
Harvest Bend CCS LLC	—%	—	9,746
Coastal Bend CCS LLC	—%	—	—
Total Equity Method Investments		$109,688	$146,049

(1)
See TLCS Divestiture discussion in Note 2 — Acquisitions and Divestitures.

Talos Mexico is a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with Talos Mexico is the carrying amount of its investment.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	June 30, 2024	December 31, 2023
9.000% Second-Priority Senior Secured Notes – due February 2029	$625,000	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	625,000	—
12.00% Second-Priority Senior Secured Notes – due January 2026	—	638,541
11.75% Senior Secured Second Lien Notes – due April 2026	—	227,500
Bank Credit Facility – matures March 2027(1)	225,000	200,000
Total debt, before discount, premium and deferred financing cost	1,475,000	1,066,041
Unamortized discount, premium and deferred financing cost, net	(39,101)	(40,367)
Total debt(2)	1,435,899	1,025,674
Less: Current portion of long-term debt	—	33,060
Long-term debt	$1,435,899	$992,614

(1)
As of June 30, 2024, the Company had outstanding borrowings at a weighted average interest rate of 8.43%.
(2)
As of June 30, 2024, the Company was in compliance with all debt covenants.

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

As of June 30, 2024, the Company has incurred debt issuance costs of $16.3 million related to the 9.000% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

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

As of June 30, 2024, the Company has incurred debt issuance costs of $16.3 million related to the 9.375% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

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

11.75% Senior Secured Second Lien Notes

On February 7, 2024, the Company redeemed $227.5 million aggregate principal amount of the 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”) at 102.938% plus accrued and unpaid interest using the proceeds from the issuance of the New Senior Notes. The debt redemption resulted in a loss on extinguishment of debt of $5.4 million, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

Bank Credit Facility

The Company maintains the Bank Credit Facility with a syndicate of financial institutions. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year based on a proved reserves report that the Company delivers to the administrative agent of its Bank Credit Facility. On January 13, 2024, the Company entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) permitted the incurrence of additional indebtedness in order to fund the QuarterNorth Acquisition, with such indebtedness excluded from any reduction of the borrowing base that would otherwise result from such incurrence, (ii) reaffirmed the borrowing base at approximately $1.1 billion and (iii) reaffirmed commitments at $965.0 million effective upon the amendment effective date. On May 31, 2024, the borrowing base was reaffirmed at $1.1 billion and commitments were $965.0 million at June 30, 2024.

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2023	$897,226
Obligations assumed(1)	199,519
Obligations incurred	107
Obligations settled	(50,128)
Accretion expense	57,635
Changes in estimate(2)	54,488
Asset retirement obligations at June 30, 2024	$1,158,847
Less: Current portion at June 30, 2024	78,765
Long-term portion at June 30, 2024	$1,080,082

(1)
Assumed in connection with the QuarterNorth Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.
(2)
Primarily attributable to accelerated timing and increases in cost estimates to satisfy certain future abandonment obligations.

At June 30, 2024, the Company has (1) restricted cash of $104.4 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations. A discussion of these assets is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report.

Note 9 — Employee Benefits Plans and Share-Based Compensation

Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition, QuarterNorth Acquisition and TLCS Divestiture included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2024 (in thousands):

Severance accrual at December 31, 2023	$6,295
Accrual additions	26,060
Benefit payments	(25,493)
Severance accrual at June 30, 2024	6,862
Less: Current portion at June 30, 2024	6,810
Long-term portion at June 30, 2024	$52

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

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (the “A&R LTIP”) for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2023	2,306,361	$14.89
Granted	1,448,026	$13.27
Vested	(1,389,364)	$13.62
Forfeited	(290,512)	$14.93
Unvested RSUs at June 30, 2024(1)	2,074,511	$14.60

(1)
As of June 30, 2024, 37,217 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the A&R LTIP for the six months ended June 30, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2023	1,016,649	$21.30
Forfeited	(95,811)	$20.34
Unvested PSUs at June 30, 2024	920,838	$21.40

The A&R LTIP became effective on May 23, 2024 and now authorizes the Company to grant awards of up to 12,439,415 shares of the Company’s common stock, subject to the share recycling and adjustment provisions of the A&R LTIP. The A&R LTIP also extends the term of the plan to May 23, 2034.

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation costs	$4,954	$8,291	$9,569	$15,482
Less: Amounts capitalized to oil and gas properties	2,164	3,542	4,025	6,795
Total share-based compensation expense	$2,790	$4,749	$5,544	$8,687

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended June 30, 2024, the Company recognized an income tax benefit of $1.0 million for an effective tax rate of -8.6%. The Company’s effective tax rate of -8.6% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash income tax benefit recognized in the Company’s state deferred tax liability. For the three months ended June 30, 2023, the Company recognized an income tax expense of $6.9 million for an effective tax rate of 33.5%. The Company’s effective tax rate of 33.5% is different than the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, permanent differences and the change of the Company’s valuation allowance on its federal deferred tax asset not subject to separate return limitations.

For the six months ended June 30, 2024, the Company recognized an income tax benefit of $22.6 million for an effective tax rate of 18.4%. The Company’s effective tax rate of 18.4% is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences. For the six months ended June 30, 2023, the Company recognized an income tax benefit of $39.7 million for an effective tax rate of -62.1%. The Company’s effective tax rate of -62.1% is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of its valuation allowance in the Company’s deferred tax asset not subject to separate return limitations offset by the impact of other permanent differences.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to various state operating loss carryforwards. A deferred tax liability of $239.3 million and $92.2 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

QuarterNorth Acquisition

On March 4, 2024, the Company completed the QuarterNorth Acquisition, which is further discussed in Note 2 — Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $168.5 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of QuarterNorth’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be performed upon filing QuarterNorth’s tax returns that may result in a change to the net deferred tax liability recognized.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$12,381	$13,677	$(100,058)	$103,537

Weighted average common shares outstanding — basic	183,564	125,436	171,027	115,590
Dilutive effect of securities	128	231	—	773
Weighted average common shares outstanding — diluted	183,692	125,667	171,027	116,363

Net income (loss) per common share:
Basic	$0.07	$0.11	$(0.59)	$0.90
Diluted	$0.07	$0.11	$(0.59)	$0.89
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,549	1,640	2,169	1,311

Note 12 — Related Party Transactions

Registration Rights Agreements

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report. Bain held approximately 8.4% of the Company’s outstanding shares of common stock as of June 30, 2024 based on SEC beneficial ownership reports filed by Bain. Adage ceased being a beneficial owner of more than five percent of the Company’s common stock as of December 31, 2023 based on a SEC beneficial ownership report filed by Adage in February 2024.

The Company agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under such registration rights agreement and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

Slim Family

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States, is a holding company with portfolio investments in various companies. Control Empresarial and the Slim Family became related parties on November 7, 2023 when they accumulated greater than ten percent of the Company’s outstanding shares of common stock. In connection with the Company’s underwritten public offering during January 2024 of 34.5 million shares of the Company’s common stock, Control Empresarial increased their holding of the Company’s outstanding stock. Control Empresarial held approximately 21.1% of the Company’s outstanding shares of common stock as of June 30, 2024 based on SEC beneficial ownership reports filed by Control Empresarial.

In connection with the debt offering in February 2024, the Company consummated a firm commitment debt offering consisting of $1,250.0 million in aggregate principal amount of second-priority senior secured notes in a private offering to eligible purchasers that was exempt from registration under the Securities Act. In connection with the debt offering, and after expressing a non-binding indication of interest after commencement of the offering, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $312.5 million of such notes from the initial purchasers of such offering. In connection with such transaction, the Company agreed to pay Inbursa, a banking institution controlled by the Slim Family Office, an advisory fee of approximately $2.7 million, which is reflected as “Accrued liabilities” on the Condensed Consolidated Balance Sheets. See Note 7 – Debt for additional information regarding the issuance of the second-priority senior secured notes.

The Slim Family own a majority stake in Grupo Carso, which indirectly has an ownership interest in Talos Mexico. The Company had no related party receivable from affiliates of the Slim Family as of June 30, 2024.

Equity Method Investments

The Company had a $1.3 million and $5.5 million related party receivable from various equity method investments as of June 30, 2024 and December 31, 2023, respectively. This is reflected as “Other, net” within “Accounts Receivable” on the Condensed Consolidated Balance Sheets. See Note 6 – Equity Method Investments for additional information on the Company’s equity method investments.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company’s operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico.

As of June 30, 2024, the Company had secured performance bonds from third party sureties totaling $1.5 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of June 30, 2024, the Company had secured letters of credit issued under its Bank Credit Facility totaling $39.1 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 7 — Debt for further information on the Bank Credit Facility.

Firm Transportation Commitments

In connection with the QuarterNorth Acquisition, the Company assumed a firm transportation agreement with a pipeline carrier for future transportation of oil production from the Katmai Field. Under the firm agreement, we are obligated to transport a minimum monthly oil volume or pay for any deficiencies. The future minimum transportation under the Company’s commitment totals approximately $22.7 million for years 2025 through 2028. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreement.

Legal Proceedings and Other Contingencies

From time to time, the Company is involved in litigation, disputes related to our business, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on the Company’s results from operations for a specific interim period or year.

With regard to the previously disclosed legal proceeding filed against the Company and QuarterNorth by U.S. Specialty Insurance Company (“USSI”) concerning approximately $80.0 million in surety bonds issued by USSI, the Company has replaced or canceled all but approximately $3.0 million of those bonds with other surety companies as of August 1, 2024 and expects to replace or cancel the remaining bonds in the near future. The Company expects that the legal proceeding will be resolved at that time.

A discussion of the Dunwoody litigation is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report. The Company paid the judgment of $14.4 million, inclusive of Mr. Dunwoody’s legal fees and interest, during the three months ended March 31, 2024.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities” and the changes in that liability were as follows (in thousands):

	June 30, 2024	December 31, 2023
Balance, beginning of period	$15,564	$54,269
Additions	3,501	266
Obligations assumed	1,326	—
Changes in estimate	1,536	11,613
Settlements	(3,328)	(50,584)
Balance, end of period	$18,599	$15,564
Less: Current portion	5,548	3,280
Long-term portion	$13,051	$12,284

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

Registration Rights Agreement

In connection with the Company’s entry into the QuarterNorth Merger Agreement, on March 4, 2024, the Company entered into a registration rights agreement (the “QNE Registration Rights Agreement”) with certain stockholders of QuarterNorth listed on Schedule A attached thereto (collectively, the “RRA Holders”). Pursuant to the QNE Registration Rights Agreement, the Company granted the RRA Holders certain demand, “piggy-back” and shelf registration rights with respect to the shares of the Company’s common stock received in connection with the QuarterNorth Acquisition, subject to certain customary thresholds and conditions. The Company is obligated to pay certain expenses of the RRA Holders incurred in connection with the exercise of their rights under the QNE Registration Rights Agreement and indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

Note 14 — Segment Information

From January 1, 2024 through March 18, 2024, the Company’s operations were managed through two operating segments: (i) Upstream Segment and (ii) CCS Segment. The CCS Segment was divested in March 2024. The Upstream Segment was the Company’s only reportable segment. The QuarterNorth Acquisition did not change the Company’s reportable segment determinations and is included in the Upstream Segment. The Company’s chief operating decision-maker (“CODM”) is the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. A reportable segment is an operating segment that meets materiality thresholds. The 10% tests, as prescribed by the segment reporting accounting guidance, are based on the reported measures of revenue, profit, and assets that are used by the CODM to assess performance and allocate resources. During the quarter ended March 31, 2024, the CCS Segment did not meet any of the reportable segment quantitative thresholds. The profit or loss metric used to evaluate segment performance was Adjusted EBITDA, which is defined by the Company as net income (loss) plus interest expense; income tax expense (benefit); depreciation, depletion, and amortization; accretion expense; non-cash write-down of oil and natural gas properties; transaction and other (income) expenses; decommissioning obligations; the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives); (gain) loss on debt extinguishment; non-cash write-down of other well equipment; and non-cash equity-based compensation expense.

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

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Three Months Ended June 30, 2024	$549,165	$—	$549,165
Three Months Ended June 30, 2023	367,210	—	367,210
Six Months Ended June 30, 2024	979,097	—	979,097
Six Months Ended June 30, 2023	689,792	—	689,792
Equity in the Net Income (Loss) of Investees Accounted for by the Equity Method:
Three Months Ended June 30, 2024	$(456)	$—	$(456)
Three Months Ended June 30, 2023	123	(2,134)	(2,011)
Six Months Ended June 30, 2024	(540)	(7,970)	(8,510)
Six Months Ended June 30, 2023	255	(3,411)	(3,156)
Adjusted EBITDA:
Three Months Ended June 30, 2024	$346,542	$—	$346,542
Three Months Ended June 30, 2023	253,615	(2,360)	251,255
Six Months Ended June 30, 2024	615,876	(9,872)	606,004
Six Months Ended June 30, 2023	464,098	(8,517)	455,581
Segment Expenditures:
Six Months Ended June 30, 2024	$290,812	$17,519	$308,331
Six Months Ended June 30, 2023	379,361	23,057	402,418

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

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Total for reportable segments	$346,542	$253,615	$615,876	$464,098
All other	—	(2,360)	(9,872)	(8,517)
General and administrative expense	(2,558)	(1,532)	(4,344)	(2,795)
Interest expense	(48,982)	(45,632)	(99,827)	(83,213)
Depreciation, depletion and amortization	(259,091)	(169,794)	(474,755)	(317,117)
Accretion expense	(30,732)	(22,760)	(57,635)	(42,174)
Transaction and other income (expenses)(1)	(6,629)	(3,513)	42,528	(25,522)
Decommissioning obligations(2)	(4,182)	(741)	(5,037)	(1,482)
Derivative fair value gain (loss)(3)	2,302	26,197	(84,760)	85,134
Net cash (received) paid on settled derivative instruments (3)	17,518	(8,162)	21,012	4,161
Gain (loss) on extinguishment of debt	—	—	(60,256)	—
Non-cash equity-based compensation expense	(2,790)	(4,749)	(5,544)	(8,687)
Income (loss) before income taxes	$11,398	$20,569	$(122,614)	$63,886

(1)
For the three and six months ended June 30, 2024, transaction expenses include $9.3 million and $37.4 million, respectively, in costs related to the QuarterNorth Acquisition, inclusive of $8.1 million and $22.3 million, respectively, in severance expense. For the six months ended June 30, 2024, transaction expenses include $9.0 million in costs related to the TLCS Divestiture, inclusive of $3.7 million in severance expense. For the three and six months ended June 30, 2023, transaction expenses included $2.7 million and $37.9 million, respectively, in costs related to the EnVen Acquisition, inclusive of $1.4 million and $24.0 million, respectively, in severance expense. See further discussion in Note 2 — Acquisitions and Divestitures and Note 9 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the six months ended June 30, 2024, it includes a gain of $86.9 million related to the TLCS Divestiture. See further discussion in Note 2 — Acquisitions and Divestitures. For the six months ended June 30, 2023, it includes an $8.6 million gain on the funding of the capital carry of its investment in Bayou Bend by Chevron.
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

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Six Months Ended June 30,
	2024	2023
Segment Expenditures:
Total reportable segments	$290,812	$379,361
All other	17,519	23,057
Change in capital expenditures included in accounts payable and accrued liabilities	35,140	(7,546)
Plugging & abandonment	(50,128)	(47,683)
Decommissioning obligations settled	(3,328)	(2,047)
Investment in Talos Mexico	(2,108)	—
Investment in CCS intangibles and equity method investees	(17,519)	(23,057)
Deferred payments	(1,235)	(462)
Insurance recovery proceeds	—	12,500
Non-cash well equipment transfers	—	(35,793)
Other	17	328
Exploration, development and other capital expenditures	$269,170	$298,658

Note 15 — Subsequent Events

Acquisition of Non-Operated Working Interest

The Company executed two separate definitive agreements to acquire a collective 21.4% non-operated working interest in the Monument oil discovery (“Monument Project”) in the deepwater U.S. Gulf of Mexico located on certain Walker Ridge lease blocks. Cash consideration totaling $20.2 million was paid on the closing dates of July 31, 2024 and August 2, 2024, including $12.5 million in post-effective date purchase price adjustments. An additional aggregate $24.4 million will be paid periodically in installments through April 1, 2026. The Monument Project will initially be developed with two subsea wells tied back to a third-party floating production system.

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

Significant Developments

The following significant developments have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Common Stock Repurchase Program — During the three months ended June 30, 2024, we repurchased 3.8 million shares for $42.9 million under our stock repurchase program, which was previously authorized by our Board of Directors, resulting in $9.7 million available under the stock repurchase program. In July 2024, our Board of Directors authorized a $150.0 million increase to the previously approved limit of the stock repurchase program, increasing the amount remaining under the authorized plan to $159.7 million. See “Liquidity and Capital Resources—Common Stock Repurchase Program” for additional information.

Acquisition of Working Interests in Monument Oil Discovery — We executed two separate definitive agreements to acquire a collective 21.4% non-operated working interest in the Monument oil discovery (“Monument Project”) in the deepwater U.S. Gulf of Mexico located on certain Walker Ridge lease blocks in late July 2024 and early August 2024. First production is expected from the Monument Project by late 2026. See additional information in Part I, Item 1. “Financial Statements — Note 15 — Subsequent Events.”

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

During the three months ended June 30, 2024, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-June, resulting in a total shut-in period of 52 days. The shut-in resulted in an estimated deferred production of approximately 4.8 MBoepd and 2.4 MBoepd for the three and six months ended June 30, 2024, respectively, based on production rates prior to the shut-in.

QuarterNorth Acquisition — On March 4, 2024, we acquired QuarterNorth Energy Inc. (“QuarterNorth”), a private operator in the Deepwater U.S. Gulf of Mexico (the “QuarterNorth Acquisition”). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

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

During the period January 1, 2024 through June 30, 2024, the daily spot prices for NYMEX WTI crude oil ranged from a high of $87.69 per Bbl to a low of $70.62 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $13.20 per MMBtu to a low of $1.25 per MMBtu. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices we realize for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of June 30, 2024.

The U.S. Energy Information Administration (“EIA”) published its July 2024 Short-Term Energy Outlook on July 9, 2024. Oil prices fell on June 4, 2024, following the OPEC Plus meeting on June 2, 2024, when the group announced its voluntary cuts would gradually be unwound beginning in the fourth quarter of 2024. Prices fell following this announcement as market participants assessed that unwinding production cuts could cause a significant increase in global oil inventories. Oil prices have since rebounded based on current global inventory levels and the indication by OPEC Plus that production cuts remain subject to market conditions. The EIA expects NYMEX WTI spot prices will increase from an average of $79.66 per barrel in the first half of 2024 to $84.31 per barrel in the second half of 2024 and $86.16 in the first quarter of 2025. Higher prices in the second half of the year result from the EIA’s forecast of persistent withdrawals from global oil inventories. Uncertainty remains around heightened tensions in the Middle East, and an escalation in Houthi attacks on shipping vessels around the Red Sea. The EIA expects the Henry Hub natural gas spot price will average almost $2.90 per MMBtu in the second half of 2024, up from $2.10 per MMBtu in the first half of 2024. Natural gas prices fell in early 2024 because of mild winter weather that reduced demand for natural gas for space heating. However, low prices reduced natural gas-directed drilling and led producers to curtail some production. As U.S. storage inventories draw down close to the five-year average by the end of injection season (i.e., October) and with new demand from liquefied natural gas export projects coming on line in late 2024 and mid-2025, the EIA expects natural gas prices to rise to an average of $3.30 per MMBtu in 2025.

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

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and six months ended June 30, 2024 and 2023, we did not recognize an impairment based on the ceiling test computations. At June 30, 2024 our ceiling test computation was based on SEC pricing of $80.82 per Bbl of oil, $2.44 per Mcf of natural gas and $19.86 per Bbl of NGLs.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning July 1, 2023 and ending June 1, 2024 used in the determination of the SEC pricing was 10% lower, resulting in $72.90 per Bbl of oil, $2.20 per Mcf of natural gas and $17.88 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been impaired by $166.3 million.

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

BOEM Bonding Rule — On April 15, 2024, BOEM issued its final rule, entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations,” which significantly increases the amount of new supplemental financial assurance required from lessees and grant holders conducting operations on the U.S. federal outer continental shelf (“OCS”). The final rule replaces the prior five-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead requires lessees to meet one of two criteria based on: (1) the credit rating of the lessee or (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. As a result of the new rule, BOEM will no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance will be required by current lessees and grant holders. The final rule, which became effective on June 29, 2024, adopts a three-year phased compliance period for full payment of a supplemental financial assurance demand. Per BOEM’s June 28, 2024 news release, BOEM anticipates it will take up to 24 months to complete the processing of financial assurance demands for execution.

As discussed in our 2023 Annual Report, including under Part I, Item 1A. “Risk Factors — Risks Related to Our Business and the Oil and Natural Gas Industry,” we may be unable to provide the financial assurances in the amounts and under the time periods required by the new rule. If we are unable to comply with these requirements, the BOEM could elect to take actions that would materially adversely impact our operations and our properties, including assessing civil penalties, commencing proceedings to suspend our production and other operations or canceling our affected federal offshore leases. In addition, as a result of continuing adverse developments in restructurings and bankruptcies of companies operating in the OCS, a number of bonding companies have left the offshore surety market over the last twelve months, which has materially reduced the availability of surety bonds for projects in the OCS. As a result, there may not be sufficient surety bonds capacity available for companies in the OCS to comply with the new financial assurances rule. Our inability to obtain adequate supplemental financial assurance in order to comply with BOEM’s final rule, including the future cost of compliance with respect to supplemental bonding, could materially and adversely affect our financial condition, cash flows, business, properties, liquidity and results of operations.

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

Five-Year Offshore Oil and Gas Leasing Program Update — Under the Outer Continental Shelf Lands Act (“OCSLA”), as amended, BOEM prepares and maintains forward-looking five-year plans—referred to by BOEM as national programs or five-year programs—to schedule proposed oil and gas lease sales on the OCS. As previously disclosed in our 2023 Annual Report, we were the high bidder on thirteen offshore Gulf of Mexico blocks related to Lease Sale 261 held by BOEM and awarded four leases. Subsequently, we were awarded leases on our remaining high-bid blocks. Additionally, QuarterNorth was the high bidder on four offshore blocks related to Lease Sale 261 and they were also awarded leases on all of their high-bid blocks.

The 2024-2029 national program began on July 1, 2024, and will continue through June 30, 2029. It is possible, however, that this program could be delayed by opposing lawsuits that were filed on February 12, 2024 by the American Petroleum Institute and Earthjustice representing multiple environmental groups, both of which are challenging BOEM’s actions. Despite these challenges, on April 1, 2024, BOEM announced the availability of the Area Identification for proposed Gulf of Mexico lease sales 262, 263 and 264 pursuant to the 2024-2029 national program. Lease Sale 262 is tentatively scheduled for 2025.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices. Revenues are presented in thousands, except per unit data.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Oil	$507,408	$342,983	$164,425	$900,629	$635,677	$264,952
Natural gas	26,060	16,329	9,731	49,758	36,512	13,246
NGL	15,697	7,898	7,799	28,710	17,603	11,107
Total revenues	$549,165	$367,210	$181,955	$979,097	$689,792	$289,305

Production Volumes:
Oil (MBbls)	6,303	4,801	1,502	11,476	8,907	2,569
Natural gas (MMcf)	10,081	6,637	3,444	18,740	13,764	4,976
NGL (MBbls)	703	486	217	1,335	915	420
Total production volume (MBoe)	8,686	6,393	2,293	15,934	12,116	3,818

Daily Production Volumes by Product:
Oil (MBblpd)	69.3	52.8	16.5	63.1	49.2	13.9
Natural gas (MMcfpd)	110.8	72.9	37.9	103.0	76.0	27.0
NGL (MBblpd)	7.7	5.3	2.4	7.3	5.1	2.2
Total production volume (MBoepd)	95.5	70.2	25.3	87.5	66.9	20.6

Average Sale Price Per Unit:
Oil (per Bbl)	$80.50	$71.44	$9.06	$78.48	$71.37	$7.11
Natural gas (per Mcf)	$2.59	$2.46	$0.13	$2.66	$2.65	$0.01
NGL (per Bbl)	$22.33	$16.25	$6.08	$21.51	$19.24	$2.27
Price per Boe	$63.22	$57.44	$5.78	$61.45	$56.93	$4.52
Price per Boe (including realized commodity derivatives)	$61.21	$58.72	$2.49	$60.13	$56.59	$3.54

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment due to changes in sales prices and production volumes (in thousands):

	Three Months Ended June 30, 2024 vs 2023			Six Months Ended June 30, 2024 vs 2023
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$57,122	$107,303	$164,425	$81,602	$183,350	$264,952
Natural gas	1,259	8,472	9,731	60	13,186	13,246
NGL	4,273	3,526	7,799	3,026	8,081	11,107
Total revenues	$62,654	$119,301	$181,955	$84,688	$204,617	$289,305

Three Months Ended June 30, 2024 and 2023 Volumetric Analysis — Production volumes increased by 25.3 MBoepd to 95.5 MBoepd. The increase was primarily due to 28.1 MBoepd of production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024. Additionally, there was 10.5 MBoepd production from our operated Venice and Lime Rock wells, which tie back to our Ram Powell facility, which commenced initial production late in the fourth quarter of 2023. These increases were partially offset by a decrease of 7.7 MBoepd due to well performance and natural production declines. Additionally, we deferred approximately 4.8 MBoepd of production resulting from third party downtime associated with the HP-I dry-dock in our Phoenix Field.

Six Months Ended June 30, 2024 and 2023 Volumetric Analysis — Production volumes increased by 20.6 MBoepd to 87.5 MBoepd. The increase was primarily due to 17.7 MBoepd in production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024 as well as 2.2 MBoepd from the EnVen Acquisition that closed mid-first quarter of 2023. Additionally, production volumes increased 10.3 MBoepd production from the Venice and Lime Rock wells, which tie back to our Ram Powell facility, which commenced initial production late in the fourth quarter of 2023. These increases were partially offset by a decrease of 5.9 MBoepd due to well performance and natural production declines. Additionally, we deferred approximately 2.4 MBoepd of production resulting from third party downtime associated with the HP-I dry-dock in our Phoenix Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease operating expenses	$157,310	$101,165	$292,488	$182,527
Lease operating expenses per Boe	$18.11	$15.83	$18.36	$15.06

Three Months Ended June 30, 2024 and 2023 — Lease operating expense for the three months ended June 30, 2024 increased by approximately $56.1 million, or 55%. This increase was primarily related to lease operating expenses of $40.0 million incurred in connection with assets acquired in the QuarterNorth Acquisition. Additionally, there was a $16.9 million increase in facility and workover expense primarily related to the HP-I compared to the same period in 2023.

Six Months Ended June 30, 2024 and 2023 — Lease operating expense for the six months ended June 30, 2024 increased by approximately $110.0 million, or 60%. This increase was related to lease operating expenses of $52.8 million incurred in connection with assets acquired in the QuarterNorth Acquisition as well as a $10.4 million increase in lease operating expenses due to the EnVen Acquisition that closed in mid-first quarter 2023. Additionally, there was a $52.8 million increase in facility and workover expense primarily related to the HP-I and major well workover expenses at the Phoenix Field and the Garden Banks 506 Field. These increases were partially offset by a $3.2 million increase in production handling reimbursements from certain third parties related to our historical operations.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation, depletion and amortization	$259,091	$169,794	$474,755	$317,117

Three Months Ended June 30, 2024 and 2023 — Depreciation, depletion and amortization expense for the three months ended June 30, 2024 increased by approximately $89.3 million, or 53% due to increased production volumes, which are described above. Additionally, the depletion rate increased by $3.30 per Boe, or 13%, on our proved oil and natural gas properties.

Six Months Ended June 30, 2024 and 2023 — Depreciation, depletion and amortization expense for the six months ended June 30, 2024 increased by approximately $157.6 million, or 50%. This was due to an increase of $3.71 per Boe, or 14%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the QuarterNorth Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Upstream Segment	$46,173	$28,901	$102,255	$87,256
CCS Segment	—	2,445	1,965	5,774
Unallocated corporate	2,074	1,836	13,868	3,339
Total general and administrative expense	$48,247	$33,182	$118,088	$96,369

Upstream general and administrative expense per Boe	$5.32	$4.52	$6.42	$7.20

Three Months Ended June 30, 2024 and 2023 — General and administrative expense for the three months ended June 30, 2024 increased by approximately $15.1 million, or 45%. This increase was primarily related to Upstream Segment transaction costs, severance costs and additional general and administrative expenses related to the QuarterNorth Acquisition of $11.5 million or $1.33 per Boe. Additionally, there was an increase in payroll expenses due to an increase in employee headcount primarily related to the QuarterNorth Acquisition. These increases were partially offset by a decrease in the Upstream Segment transaction costs for the EnVen Acquisition of $2.7 million or $0.43 per Boe. Additionally, the CCS Segment expenses decreased by $2.4 million due to the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Six Months Ended June 30, 2024 and 2023 — General and administrative expense for the six months ended June 30, 2024 increased by approximately $21.7 million, or 23%. This increase was primarily related to the Upstream Segment transaction costs, severance costs and additional general and administrative expenses related to the QuarterNorth Acquisition of $42.1 million or $2.64 per Boe. Unallocated corporate reflects an increase in transaction costs and severance costs of $9.0 million related to the TLCS Divestiture. Additionally, there was an increase in payroll expenses due to an increase in employee headcount primarily related to the QuarterNorth Acquisition. These increases were partially offset by a decrease in the Upstream Segment transaction costs for the EnVen Acquisition of $38.2 million or $3.15 per Boe. Additionally, the CCS Segment expenses decreased by $3.8 million due to the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accretion expense	$30,732	$22,760	$57,635	$42,174
Other operating (income) expense	$(1,061)	$(723)	$(87,104)	$2,115
Interest expense	$48,982	$45,632	$99,827	$83,213
Price risk management activities (income) expense	$(2,302)	$(26,197)	$84,760	$(85,134)
Equity method investment (income) expense	$456	$2,012	$8,510	$(5,431)
Other (income) expense	$(4,164)	$(1,591)	$51,732	$(8,257)
Income tax (benefit) expense	$(983)	$6,892	$(22,556)	$(39,651)

Three Months Ended June 30, 2024 and 2023 —

Accretion Expense — During the three months ended June 30, 2024, we recorded $30.7 million of accretion expense compared to $22.8 million during the three months ended June 30, 2023. The change is primarily the result of a $4.5 million increase in accretion associated with the asset retirement obligations assumed as part of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Price Risk Management Activities — The income of $2.3 million for the three months ended June 30, 2024 consists of $19.8 million in non-cash gains from the increase in the fair value of our open derivative contracts offset by $17.5 million in cash settlement losses. The income of $26.2 million for the three months ended June 30, 2023 consists of $18.0 million in non-cash gains from the increase in the fair value of our open derivative contracts and $8.2 million in cash settlement gains.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each reporting period. As a result of the derivative contracts we have on our anticipated production volumes through December 2025, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.”

Income Tax (Benefit) Expense — During the three months ended June 30, 2024, we recorded $1.0 million of income tax benefit compared to $6.9 million of income tax expense during the three months ended June 30, 2023. The income tax benefit recorded during the three months ended June 30, 2024 is primarily due to a non-cash income tax benefit recognized in the Company’s state deferred tax liability. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 10 — Income Taxes.”

Six Months Ended June 30, 2024 and 2023 —

Accretion Expense — During the six months ended June 30, 2024, we recorded $57.6 million of accretion expense compared to $42.2 million during the six months ended June 30, 2023. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of both the EnVen Acquisition and QuarterNorth Acquisition and upward revisions of our asset retirement obligations. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the six months ended June 30, 2024, we recognized a gain of $86.9 million on the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Interest Expense — During the six months ended June 30, 2024, we recorded $99.8 million of interest expense compared to $83.2 million during the six months ended June 30, 2023. The change is primarily the result of an increase in debt outstanding offset by a lower rate of interest on these instruments. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information. Additionally, there was an increase of $4.9 million of fees associated with the unutilized bridge loan. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Price Risk Management Activities — The expense of $84.8 million for the six months ended June 30, 2024 consists of $63.8 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $21.0 million in cash settlement losses. The income of $85.1 million for the six months ended June 30, 2023 consists of $89.3 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $4.2 million in cash settlement losses.

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

Equity Method Investment (Income) Expense — During the six months ended June 30, 2024, we recorded equity losses of $8.9 million partially offset by $0.4 million equity method income. During the six months ended June 30, 2023, we recorded equity losses of $3.2 million offset by an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron. See Part I, Item 1. “Financial Statements — Note 12 — Related Party Transactions” for additional information.

Other (Income) Expense — During the six months ended June 30, 2024, we recorded a $60.3 million loss on extinguishment of debt in conjunction with the redemption of the 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) and 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”). See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Income Tax (Benefit) Expense — During the six months ended June 30, 2024, we recorded $22.6 million of income tax benefit compared to $39.7 million of income tax benefit during the six months ended June 30, 2023. The income tax benefit is primarily due to current year activity offset by the impact from permanent differences. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 10 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$12,381	$13,677	$(100,058)	$103,537
Interest expense	48,982	45,632	99,827	83,213
Income tax (benefit) expense	(983)	6,892	(22,556)	(39,651)
Depreciation, depletion and amortization	259,091	169,794	474,755	317,117
Accretion expense	30,732	22,760	57,635	42,174
EBITDA	350,203	258,755	509,603	506,390
Transaction and other (income) expenses(1)	6,629	3,513	(42,528)	25,522
Decommissioning obligations(2)	4,182	741	5,037	1,482
Derivative fair value (gain) loss(3)	(2,302)	(26,197)	84,760	(85,134)
Net cash received (paid) on settled derivative instruments(3)	(17,518)	8,162	(21,012)	(4,161)
(Gain) loss on debt extinguishment	—	—	60,256	—
Non-cash equity-based compensation expense	2,790	4,749	5,544	8,687
Adjusted EBITDA	$343,984	$249,723	$601,660	$452,786

(1)
For the three and six months ended June 30, 2024, transaction expenses include $9.3 million and $37.4 million, respectively, in costs related to the QuarterNorth Acquisition, inclusive of $8.1 million and $22.3 million, respectively, in severance expense. For the six months ended June 30, 2024, transaction expenses include $9.0 million in costs related to the TLCS Divestiture, inclusive of $3.7 million in severance expense. For the three and six months ended June 30, 2023, transaction expenses included $2.7 million and $37.9 million, respectively, in costs related to the EnVen Acquisition, inclusive of $1.4 million and $24.0 million, respectively, in severance expense. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and “Note 9 — Employee Benefits Plans and Share-Based Compensation.” Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the six months ended June 30, 2024, it includes a gain of $86.9 million related to the TLCS Divestiture. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” For the six months ended June 30, 2023, it includes an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend by Chevron.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information on decommissioning obligations.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility. Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowings under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed made it more expensive to borrow money. As of June 30, 2024, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $738.7 million.

We fund our development and exploration activities primarily through operating cash flows, cash on hand and through borrowings under the Bank Credit Facility, if necessary. Historically, we have funded significant acquisitions with the issuance of senior notes, borrowings under the Bank Credit Facility and through equity issuances. We adjust our capital budget in response to changing operating cash flow forecasts and market conditions, including the prices of oil, natural gas and NGLs, acquisition opportunities and the results of our exploration and development activities.

Our liquidity could be impacted in the future by financial assurance requirements. See “Known Trends and Uncertainties — BOEM Bonding Rule.”

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2024 (in thousands):

U.S. drilling & completions	$115,346
Asset management(1)	61,708
Seismic and G&G, land, capitalized G&A and other	58,194
Total Upstream capital expenditures	235,248
Plugging & abandonment	50,128
Decommissioning obligations settled(2)	3,328
Investment in Mexico	2,108
Total Upstream	290,812
Investment in CCS	17,519
Total	$308,331

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remaining portion of our 2024 Upstream capital spending program of $570.0 million to $600.0 million and plugging & abandonment and decommissioning obligations of $90.0 million to $100.0 million. However, our ability to (i) generate sufficient cash flows from operations, (ii) obtain future borrowings under the Bank Credit Facility, and (iii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to take additional future actions on an opportunistic basis. To address further changes in the financial or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. During the three months ended June 30, 2024, we repurchased approximately 3.8 million shares for $42.9 million. As of June 30, 2024, there is $9.7 million remaining under the authorized program. In July 2024, our Board of Directors authorized an increase of $150.0 million to the previously approved limit increasing the amount remaining under the authorized plan to $159.7 million. All repurchased shares are held in treasury. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. We do not currently anticipate incurring any excise tax in 2024 based on the fair market value of the common stock issued during 2024. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities	$385,790	$277,083
Investing activities	$(1,062,845)	$(312,585)
Financing activities	$683,221	$109,855

Operating Activities — Net cash provided by operating activities increased $108.7 million in the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily attributable to an increase from revenues offset with an increase in lease operating expense of $179.3 million and an increase in net cash paid on derivatives of $16.9 million.

Investing Activities — Net cash used in investing activities increased $750.3 million in the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to cash paid for the QuarterNorth Acquisition of $916.0 million, net of cash acquired. This was offset by cash proceeds of $142.0 million from the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. Additionally, capital expenditures decreased $29.5 million.

Financing Activities — Cash flow from financing activities changed $573.4 million in the six months ended June 30, 2024 compared to the corresponding period in 2023. During the six months ended June 30, 2024, the issuance of the New Senior Notes in February 2024 generated $1,222.6 million after deferred financing costs. The net proceeds from the New Senior Notes funded the $897.1 million redemption of the 12.00% Notes and the 11.75% Notes and partially funded the cash portion of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information. Additionally, on January 17, 2024, we entered into an underwritten public offering of 34.5 million shares of our common stock, which generated net proceeds of $387.7 million after deducting underwriting discounts of $15.1 million and offering expenses of $0.8 million. The net proceeds from this equity offering partially funded the cash portion of the QuarterNorth Acquisition.

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

Bank Credit Facility — matures March 2027 — We maintain a Bank Credit Facility with a syndicate of financial institutions (the “Bank Credit Facility”). The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year based on a proved reserves report that the Company delivers to the administrative agent of our Bank Credit Facility. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Redemption of the 12.00% Second-Priority Senior Secured Notes — due January 2026 — On February 7, 2024, we redeemed $638.5 million aggregate principal amount of the 12.00% Notes using the proceeds from the issuance of the New Senior Notes. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Redemption of the 11.75% Senior Secured Second Lien Notes — due April 2026 — On February 7, 2024, we redeemed $227.5 million aggregate principal amount of the 11.75% Notes using the proceeds from the issuance of the New Senior Notes. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following table and discussion summarize our material cash requirements from known contractual obligations as of June 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total(4)
Long-term financing obligations:
Debt principal	$—	$—	$—	$225,000	$—	$1,250,000	$1,475,000
Debt interest	66,914	137,656	137,656	120,547	114,844	174,609	752,226
Vessel commitments(1)	51,447	64,680	—	—	—	—	116,127
Derivative liabilities	35,843	17,205	—	—	—	—	53,048
Operating lease obligations	2,995	5,656	4,983	4,753	4,610	4,584	27,581
Finance lease(2)	23,424	19,520	—	—	—	—	42,944
Purchase obligations(3)	83,884	1,152	—	—	—	—	85,036
Other commitments	—	—	—	—	—	—	—
Total contractual obligations(4)	$264,507	$245,869	$142,639	$350,300	$119,454	$1,429,193	$2,551,962

(1)
Includes vessel commitments we will utilize for certain Deepwater well intervention, drilling operations and decommissioning activities. These commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs.
(2)
Lease agreement for the HP-I floating production facility we utilize to produce the Phoenix Field.
(3)
Includes committed purchase orders to execute planned future oil and natural gas operational activities.
(4)
This table does not include our estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties with a carrying value of $1,158.8 million as of June 30, 2024. For additional information regarding these liabilities, please see Part I, Item 1. “Financial Statements — Note 8 — Asset Retirement Obligations.” Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies.”

Performance Obligations — As of June 30, 2024, we had secured performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $39.1 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for further information on the Bank Credit Facility.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our 2023 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

No accounting standards were issued during the quarterly period ended June 30, 2024 that were material to us.

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

Price Risk Management Activities

We had commodity derivative instruments in place to reduce the price risk associated with future production of 16,584 MBbls of crude oil and 25,835 MMBtu of natural gas at June 30, 2024, with a net derivative liability position of $33.9 million. For additional information regarding our commodity derivative instruments, see Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments,” included elsewhere in this Quarterly Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at June 30, 2024 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$(33,852)	$(157,211)	$(123,359)	$90,219	$124,071

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Internal Control over Financial Reporting

On March 4, 2024, we completed the QuarterNorth Acquisition. Other than integrating the acquired operations of QuarterNorth into our overall internal control over financial reporting and related processes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation, disputes related to our business, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on the Company’s results from operations for a specific interim period or year.

With regard to the previously disclosed legal proceeding filed against the Company and QuarterNorth by U.S. Specialty Insurance Company (“USSI”) concerning approximately $80.0 million in surety bonds issued by USSI, the Company has replaced or canceled all but approximately $3.0 million of those bonds with other surety companies as of August 1, 2024 and expects to replace or cancel the remaining bonds in the near future. We expect that the legal proceeding will be resolved at that time.

Please see the Company’s prior Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for other legal proceedings arising or resolved during 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our share repurchase of shares of common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program (in thousands)
April 1, 2024- April 30, 2024	—	$—	—	$52,547
May 1, 2024- May 31, 2024	—	$—	—	$52,547
June 1, 2024 - June 30, 2024	3,804,380	$11.26	3,804,380	$9,692
Total	3,804,380	$11.26	3,804,380

(1)
Our Board of Directors authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. Repurchases may be made from time to time in the open market, in a privately negotiated transaction, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. Approximately 3.8 million shares were purchased during the three months ended June 30, 2024. As of June 30, 2024, there was $9.7 million remaining under the authorized program. In July 2024, our Board of Directors authorized an increase of $150.0 million to our previously approved limit increasing the amount remaining under the authorized plan to $159.7 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Talos Energy Inc. (incorporated by reference to Exhibit 3.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on May 23, 2024).

3.3	Second Amended and Restated Bylaws of Talos Energy Inc. (incorporated by reference to Exhibit 3.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

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

10.1

Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on May 23, 2024).

10.2†	Form of Separation and Release Agreement (incorporated by reference to Exhibit 10.4 to Talos Energy’s Inc. 10-Q (File No.001-38497) filed with the SEC on May 7, 2024).

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Talos Energy Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talos Energy Inc.

Date:	August 7, 2024	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Executive Vice President