Form 10-K/A
period 2023-12-31
TALOS ENERGY INC.
filed 2024-11-12
CIK 1724965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38497

Talos Energy Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3532642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Clay Street, Suite 3300 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 328-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	TALO	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Talos Energy Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Filing”), is being filed to reflect the following:

In September 2024, the Company received a notification from a third party suggesting a mid-level employee (the “subject employee”) was engaged in inappropriate procurement practices. In response, the audit committee of the Company’s board of directors (the “Audit Committee”), conducted a review of such alleged practices by engaging independent external legal counsel to assist in reviewing the matter and determining the extent of such activities. Such review with external legal counsel did not identify nor implicate other current or former employees and the subject employee was separated from the Company. The Audit Committee also did not identify any related material errors in the Company’s historical financial statements.

However, in the course of its review, the Company identified two material weaknesses. The first material weakness identified was due to our inability to rely on the review control performed by the subject employee with respect to the estimated decommissioning costs incorporated into the asset retirement obligations recognized in our consolidated financial statements. As such, we could not rely on the subject employee’s judgment in the operation of the review control, which is performed upon acquisition of oil and gas assets subject to the retirement obligation and when costs are incurred and reassessed. Although the review of such costs was a task unrelated to the reported conduct subject to our review, we nevertheless determined that the concerns raised regarding the subject employee’s reliability made it inappropriate to have relied on such subject employee’s judgment in the review function. The second material weakness identified was due to inappropriate segregation of duties without designing and maintaining effective monitoring controls over the timely review of expenditures associated with asset retirement obligation spending, capital expenditures and lease operating expenses.

Accordingly, this Form 10-K/A is being filed to amend and restate certain disclosures from the Original Filing and to file certain updated exhibits. The amended disclosures generally relate to the aforementioned discovery of material weaknesses in our internal control over financial reporting discovered to have existed as of December 31, 2023, as more fully described in this Form 10-K/A.

Specifically, this Form 10-K/A amends: (i) Part I, Item 1A. “Risk Factors” to include a new risk factor related to the identification of material weaknesses, (ii) Part II, Item 8. “Financial Statements and Supplementary Data” to include an updated opinion of Ernst & Young LLP (“EY”) on our consolidated financial statements to include a reference to EY’s updated report on internal control over financial reporting and EY’s updated opinion on our internal control over financial reporting, (iii) Part II, Item 9A. “Controls and Procedures” to address management’s re-evaluation of disclosure controls and procedures as of December 31, 2023 and to reflect the identification of the material weaknesses in our internal control over financial reporting and (iv) Part IV, Item 15. “Exhibits and Financial Statement Schedules” to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications from our interim Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1 and an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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
•
We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

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

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in this Form 10-K/A under Part II, Item 9A. “Controls and Procedures,” our Audit Committee, under the supervision and with the participation of our management, including our interim principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses identified in our internal control over financial reporting.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In September 2024, the Company received a notification from a third party suggesting that the subject employee was engaged in inappropriate procurement practices. In response, the Audit Committee conducted a review of such alleged practices by engaging independent external legal counsel to assist in reviewing the matter and determining the extent of such activities. Such review with external legal counsel did not identify nor implicate other current or former employees and the subject employee was separated from the Company. The Audit Committee also did not identify any related material errors in the Company’s historical financial statements.

However, in the course of its review, the Company identified two material weaknesses. The first material weakness identified was due to our inability to rely on the review control performed by the subject employee with respect to the estimated decommissioning costs incorporated into the asset retirement obligations recognized in our consolidated financial statements. As such, we could not rely on the subject employee’s judgment in the operation of the review control, which is performed upon acquisition of oil and gas assets subject to the retirement obligation and when costs are incurred and reassessed. Although the review of such costs was a task unrelated to the reported conduct subject to our review, we nevertheless determined that the concerns raised regarding the subject employee’s reliability made it inappropriate to have relied on such subject employee’s judgment in the review function. The second material weakness identified was due to inappropriate segregation of duties without designing and maintaining effective monitoring controls over the timely review of expenditures associated with asset retirement obligation spending, capital expenditures and lease operating expenses.

While these material weaknesses did not result in a material misstatement of our consolidated financial statements, these internal control deficiencies were not remediated as of December 31, 2023 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not have been detected. Accordingly, we have determined that these internal control deficiencies constituted material weaknesses in our internal control over financial reporting. While management, under the oversight of our Audit Committee, has taken steps to implement our remediation plan as described more fully in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A, the material weaknesses described above will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weaknesses.

We can give no assurance that additional material weaknesses will not arise in the future. Any failure to remediate these material weaknesses, or the development of any new material weaknesses in our internal control over financial reporting, could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in both investor confidence and the market price of our stock.

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

PART II

Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, included in Part IV, Item 15. “Exhibits and Financial Statements Schedules“ of this Form 10-K/A.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (As Restated)

As of the end of the period covered by this Form 10-K/A, the Company’s management, with the participation of our former chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our former chief executive officer and chief financial officer concluded at that time that the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective, as of the end of the period covered by the Original Filing, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our former chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to this evaluation, management, with the participation of our interim chief executive officer and chief financial officer, reevaluated the Company’s disclosure controls and procedures as of December 31, 2023. Based on this reevaluation, management concluded that the disclosure controls and procedures were not effective as of December 31, 2023 as a result of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management concluded that our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting (As Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, also issued an audit report with respect to our internal control over financial reporting, which was included in the Original Filing. Subsequently, management has now concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

In September 2024, the Company received a notification from a third party suggesting that the subject employee was engaged in inappropriate procurement practices. In response, the Audit Committee conducted a review of such alleged practices by engaging independent external legal counsel to assist in reviewing the matter and determining the extent of such activities. Such review with external legal counsel did not identify nor implicate other current or former employees and the subject employee was separated from the Company. The Audit Committee also did not identify any related material errors in the Company’s historical financial statements.

However, in the course of its review, the Company identified two material weaknesses. The first material weakness identified was due to our inability to rely on the review control performed by the subject employee with respect to the estimated decommissioning costs incorporated into the asset retirement obligations recognized in our consolidated financial statements. As such, we could not rely on the subject employee’s judgment in the operation of the review control, which is performed upon acquisition of oil and gas assets subject to the retirement obligation and when costs are incurred and reassessed. Although the review of such costs was a task unrelated to the reported conduct subject to our review, we nevertheless determined that the concerns raised regarding the subject employee’s reliability made it inappropriate to have relied on such subject employee’s judgment in the review function. The second material weakness identified was due to inappropriate segregation of duties without designing and maintaining effective monitoring controls over the timely review of expenditures associated with asset retirement obligation spending, capital expenditures and lease operating expenses.

Notwithstanding the identified material weaknesses above, management has concluded that the consolidated financial statements included in the Original Filing fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of the dates, and for the periods presented, in accordance with GAAP. Such consolidated financial statements are included in this Form 10-K/A for purposes of including our independent registered public accounting firm auditor’s opinion, but have not been amended or restated in any way since the Original Filing.

Plan for Remediation of Material Weaknesses

Management, with oversight from the Audit Committee, has developed a remediation plan to address the material weaknesses. The remediation plan includes, among other things:

•
The separation of the subject employee from the Company.
•
The appointment of qualified personnel over business processes related to the review of estimated decommissioning costs.
•
The enhancement of policies and training relating to defined roles and responsibilities, the appropriate segregation of duties, and the promotion of ethical behavior.
•
Establishing and enhancing the design, including the precision, of the monitoring control(s) related to expenditures associated with asset retirement obligation spending, capital expenditures and lease operating expenses, and the effective operation of such control(s).

We believe that these actions, collectively, will remediate the material weaknesses identified. However, we will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

Inherent Limitations on Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of this inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except for the unremediated material weaknesses noted above, there were no changes in our internal controls over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for such period.

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

10.12†	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.12 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

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

10.33

Tenth Amendment to Credit Agreement, dated January 13, 2024, by and among Talos Energy Inc., as Holdings and a Guarantor, Talos Production Inc., as the Borrower, the other Guarantors party thereto, JPMorgan Chase, N.A., as the Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.33 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

10.34#

Form of QuarterNorth Support Agreement, by and among QuarterNorth Energy Inc., Talos Energy Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on January 16, 2024).

21.1	List of Subsidiaries of Talos Energy Inc. (incorporated by reference to Exhibit 21.1 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

22.1

List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

23.1*	Consent of Ernst & Young LLP.

23.2	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

24.1	Powers of Attorney (included on signature pages of Part IV of the Original Filing).

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

97.1

Talos Energy Inc. Executive Compensation Clawback Policy, effective November 15, 2023 (incorporated by reference to Exhibit 97.1 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

99.1

Netherland, Sewell & Associates, Inc. reserve report for Talos Energy Inc. as of December 31, 2023 (incorporated by reference to Exhibit 99.1 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	November 12, 2024	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Mills	Interim Chief Executive Officer and President	November 12, 2024
Joseph A. Mills	(Principal Executive Officer, Director)

/s/ Sergio L. Maiworm, Jr.	Chief Financial Officer	November 12, 2024
Sergio L. Maiworm, Jr.	(Principal Financial Officer, Authorized Signatory)

/s/ Gregory Babcock	Chief Accounting Officer	November 12, 2024
Gregory Babcock	(Principal Accounting Officer, Authorized Signatory)

/s/ Paula R. Glover	Director	November 12, 2024
Paula R. Glover

/s/ Neal P. Goldman	Director	November 12, 2024
Neal P. Goldman

/s/ John “Brad” Juneau	Director	November 12, 2024
John “Brad” Juneau

/s/ Donald R. Kendall, Jr.	Director	November 12, 2024
Donald R. Kendall, Jr.

/s/ Richard Sherrill	Director	November 12, 2024
Richard Sherrill

/s/ Charles M. Sledge	Director	November 12, 2024
Charles M. Sledge

/s/ Shandell Szabo	Director	November 12, 2024
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024, except for the effect of the material weaknesses described in the third paragraph of that report, as to which the date is November 12, 2024, expressed an adverse opinion thereon.

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

Houston, Texas

February 28, 2024, except for the effect of the material weaknesses described in the second paragraph of the Opinion on the Financial Statements above, as to which the date is November 12, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talos Energy Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Talos Energy Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

In our report dated February 28, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified an operating deficiency related to the review of the estimated decommissioning costs incorporated into the asset retirement obligations. Additionally, the Company identified a design deficiency within expenditure processes due to inappropriate segregation of duties. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the review performed of the estimated decommissioning costs incorporated into the asset retirement obligations recognized in the consolidated financial statements. Management also identified a material weakness for inappropriate segregation of duties without designing and maintaining effective monitoring controls over the timely review of expenditures associated with asset retirement obligation spending, capital expenditures and lease operating expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024, except for the effect of the material weaknesses described in the second paragraph of the Opinion on the Financial Statements of that report, as to which the date is November 12, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2024, except for the effect of the material weaknesses described in the third paragraph above, as to which the date is November 12, 2024.

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