Form 10-Q/A
period 2024-03-31
TALOS ENERGY INC.
filed 2024-11-12
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2024, the registrant had 183,919,349 shares of common stock, $0.01 par value per share, outstanding.

		Page
EXPLANATORY NOTE		3
	PART I — FINANCIAL INFORMATION
Item 4.	Controls and Procedures	4
	PART II — OTHER INFORMATION
Item 1A.	Risk Factors	6
Item 6.	Exhibits	7
	Signatures	10

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Talos Energy Inc. (the “Company,” “we,” “our” or “us”) for the quarterly period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2024 (the “Original Filing”), is being filed to reflect the following:

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

Accordingly, this Form 10-Q/A is being filed to amend and restate certain disclosures from the Original Filing and to file certain updated exhibits. The amended disclosures generally relate to the aforementioned discovery of material weaknesses in our internal control over financial reporting discovered to have existed as of March 31, 2024, as more fully described in this Form 10-Q/A. Specifically, this Form 10-Q/A amends (i) Part I, Item 4. “Controls and Procedures” to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of two material weaknesses in our internal control over financial reporting, (ii) Part II, Item 1A. “Risk Factors” to include a new risk factor related to the identification of material weaknesses that existed as of March 31, 2024 and (iii) Part II, Item 6. “Exhibits” to include, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) updated certifications from our interim Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q/A. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 as a result of the material weaknesses identified in our internal control over financial reporting described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Form 10-K/A for the year ended December 31, 2023, filed with the SEC on the date hereof, subsequent to the end of the period covered by this Form 10-Q/A, we identified material weaknesses in our internal control over financial reporting.

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

Notwithstanding the identified material weaknesses above, management has concluded that our condensed consolidated financial statements and related notes included in the Original Filing fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles in the United States.

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

Internal Control over Financial Reporting

On March 4, 2024, we completed the QuarterNorth Acquisition. Other than the unremediated material weaknesses noted above and integrating the acquired operations of QuarterNorth into our overall internal control over financial reporting and related processes, there were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC as of the date hereof (the “Amended Form 10-K/A”) and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Amended Form 10-K/A or our other SEC filings, except as described below with respect to material weaknesses identified in our internal control over financial reporting which existed as of March 31, 2024.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in this Form 10-Q/A under Part I, Item 4. “Controls and Procedures,” our Audit Committee, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2024. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to material weaknesses identified in our internal control over financial reporting.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

While these material weaknesses did not result in a material misstatement of our consolidated financial statements, these internal control deficiencies were not remediated as of March 31, 2024 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not have been detected. Accordingly, we have determined that these internal control deficiencies constituted material weaknesses in our internal control over financial reporting. While management, under the oversight of our Audit Committee, has taken steps to implement our remediation plan as described more fully in Part I, Item 4. “Controls and Procedures” of this Form 10-Q/A, the material weaknesses described above will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weaknesses.

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

10.2†	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.12 to Talos Energy’s Inc. 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

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

10.4†	Form of Separation and Release Agreement (incorporated by reference to Exhibit 10.4 to Talos Energy’s Inc. Form 10-Q (File No. 001-38497) filed with the SEC on May 7, 2024).

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