Form 10-Q
period 2024-09-30
TALOS ENERGY INC.
filed 2024-11-12
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 179,961,333 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to obtain permits and governmental approvals, including the potential impact of the revised biological opinion by the National Marine Fisheries Service;
•
pending legal, governmental or environmental matters;
•
our marketing of oil, natural gas and NGLs;
•
our integration of acquisitions and the anticipated performance of the combined company;
•
future leasehold or business acquisitions on desired terms;
•
costs of developing properties;
•
general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries and acts of terrorism or sabotage;
•
credit markets;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including as a result of the U.S. presidential election;
•
volatility in the political, legal and regulatory environments in connection with the U.S. presidential election and Mexican presidential transition;
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
•
the Company’s expectations with regard to the Rights Agreement (as defined herein); and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; the lack of a resolution to the war in Ukraine and increasing hostilities in Israel and the Middle East, and their impact on commodity markets; the impact of any pandemic, and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats; inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2023, and as applicable, with such amendments thereto as were made on November 12, 2024 on Form 10-K/A (the “2023 Annual Report”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,542	$33,637
Accounts receivable:
Trade, net	210,158	178,977
Joint interest, net	146,558	79,337
Other, net	36,420	19,296
Assets from price risk management activities	82,016	36,152
Prepaid assets	93,203	64,387
Other current assets	41,659	10,389
Total current assets	655,556	422,175
Property and equipment:
Proved properties	9,622,726	7,906,295
Unproved properties, not subject to amortization	668,849	268,315
Other property and equipment	35,039	34,027
Total property and equipment	10,326,614	8,208,637
Accumulated depreciation, depletion and amortization	(4,917,311)	(4,168,328)
Total property and equipment, net	5,409,303	4,040,309
Other long-term assets:
Restricted cash	105,403	102,362
Assets from price risk management activities	9,487	17,551
Equity method investments	109,144	146,049
Other well equipment	58,795	54,277
Notes receivable, net	17,305	16,207
Operating lease assets	11,858	11,418
Other assets	22,225	5,961
Total assets	$6,399,076	$4,816,309
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$161,506	$84,193
Accrued liabilities	307,781	227,690
Accrued royalties	76,426	55,051
Current portion of long-term debt	—	33,060
Current portion of asset retirement obligations	55,730	77,581
Liabilities from price risk management activities	4,656	7,305
Accrued interest payable	21,049	42,300
Current portion of operating lease liabilities	3,933	2,666
Other current liabilities	46,806	48,769
Total current liabilities	677,887	578,615
Long-term liabilities:
Long-term debt	1,337,745	992,614
Asset retirement obligations	1,134,145	819,645
Liabilities from price risk management activities	479	795
Operating lease liabilities	16,359	18,211
Other long-term liabilities	414,825	251,278
Total liabilities	3,581,440	2,661,158
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 187,378,718 and 127,480,361 shares issued as of September 30, 2024 and December 31, 2023, respectively	1,874	1,275
Additional paid-in capital	3,268,049	2,549,097
Accumulated deficit	(359,602)	(347,717)
Treasury stock, at cost; 7,417,385 and 3,400,000 shares as of September 30, 2024 and December 31, 2023, respectively	(92,685)	(47,504)
Total stockholdersʼ equity	2,817,636	2,155,151
Total liabilities and stockholdersʼ equity	$6,399,076	$4,816,309

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil	$467,605	$359,404	$1,368,234	$995,081
Natural gas	25,930	16,871	75,688	53,383
NGL	15,751	6,860	44,461	24,463
Total revenues	509,286	383,135	1,488,383	1,072,927
Operating expenses:
Lease operating expense	163,347	103,548	455,835	286,075
Production taxes	224	600	1,244	1,813
Depreciation, depletion and amortization	274,249	163,359	749,004	480,476
Accretion expense	29,418	21,256	87,053	63,430
General and administrative expense	41,866	24,888	159,954	121,257
Other operating (income) expense	(23,363)	(57,287)	(110,467)	(55,172)
Total operating expenses	485,741	256,364	1,342,623	897,879
Operating income (expense)	23,545	126,771	145,760	175,048
Interest expense	(46,275)	(45,637)	(146,102)	(128,850)
Price risk management activities income (expense)	126,291	(98,802)	41,531	(13,668)
Equity method investment income (expense)	(544)	(2,493)	(9,054)	2,938
Other income (expense)	3,267	2,193	(48,465)	10,450
Net income (loss) before income taxes	106,284	(17,968)	(16,330)	45,918
Income tax benefit (expense)	(18,111)	15,865	4,445	55,516
Net income (loss)	$88,173	$(2,103)	$(11,885)	$101,434

Net income (loss) per common share:
Basic	$0.49	$(0.02)	$(0.07)	$0.86
Diluted	$0.49	$(0.02)	$(0.07)	$0.85
Weighted average common shares outstanding:
Basic	180,204	124,103	174,108	118,459
Diluted	180,561	124,103	174,108	119,262

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2023	127,455,965	$1,275	$2,539,629	$(431,512)	3,400,000	$(47,504)	$2,061,888
Equity-based compensation	—	—	2,353	—	—	—	2,353
Equity-based compensation tax withholdings	—	—	(76)	—	—	—	(76)
Equity-based compensation stock issuances	24,396	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,103)	—	—	(2,103)
Balance at September 30, 2023	127,480,361	$1,275	$2,541,906	$(433,615)	3,400,000	$(47,504)	$2,062,062

Balance at June 30, 2024	187,339,187	$1,873	$3,262,700	$(447,775)	7,204,380	$(90,473)	$2,726,325
Equity-based compensation	—	—	5,454	—	—	—	5,454
Equity-based compensation tax withholdings	—	—	(104)	—	—	—	(104)
Equity-based compensation stock issuances	39,531	1	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	213,005	(2,212)	(2,212)
Net income (loss)	—	—	—	88,173	—	—	88,173
Balance at September 30, 2024	187,378,718	$1,874	$3,268,049	$(359,602)	7,417,385	$(92,685)	$2,817,636

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholdersʼ
	Shares Issued	Par Value	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2022	82,570,328	$826	$1,699,799	$(535,049)	—	$—	$1,165,576
Equity-based compensation	—	—	17,812	—	—	—	$17,812
Equity-based compensation tax withholdings	—	—	(7,454)	—	—	—	$(7,454)
Equity-based compensation stock issuances	1,110,143	11	(11)	—	—	—	$—
Issuance of common stock for acquisitions (Note 2)	43,799,890	438	831,760	—	—	—	$832,198
Purchase of treasury stock	—	—	—	—	3,400,000	(47,504)	$(47,504)
Net income (loss)	—	—	—	101,434	—	—	$101,434
Balance at September 30, 2023	127,480,361	$1,275	$2,541,906	$(433,615)	3,400,000	$(47,504)	$2,062,062

Balance at December 31, 2023	127,480,361	$1,275	$2,549,097	$(347,717)	3,400,000	$(47,504)	$2,155,151
Equity-based compensation	—	—	14,995	—	—	—	14,995
Equity-based compensation tax withholdings	—	—	(5,791)	—	—	—	(5,791)
Equity-based compensation stock issuances	1,048,905	11	(11)	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	24,349,452	243	322,387	—	—	—	322,630
Issuance of common stock	34,500,000	345	387,372	—	—	—	387,717
Purchase of treasury stock	—	—	—	—	4,017,385	(45,181)	(45,181)
Net income (loss)	—	—	—	(11,885)	—	—	(11,885)
Balance at September 30, 2024	187,378,718	$1,874	$3,268,049	$(359,602)	7,417,385	$(92,685)	$2,817,636

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(11,885)	$101,434
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	836,057	543,906
Amortization of deferred financing costs and original issue discount	6,930	11,247
Equity-based compensation expense	8,859	9,080
Price risk management activities (income) expense	(41,531)	13,668
Net cash received (paid) on settled derivative instruments	(14,941)	(10,474)
Equity method investment (income) expense	9,054	(2,938)
Loss (gain) on extinguishment of debt	60,256	—
Settlement of asset retirement obligations	(86,074)	(71,097)
Loss (gain) on sale of assets	(10,069)	(66,115)
Loss (gain) on sale of business	(100,482)	—
Changes in operating assets and liabilities:
Accounts receivable	24,183	3,821
Other current assets	(34,649)	(12,992)
Accounts payable	12,624	(30,063)
Other current liabilities	(41,246)	(89,511)
Other non-current assets and liabilities, net	(3,830)	(57,155)
Net cash provided by (used in) operating activities	613,256	342,811
Cash flows from investing activities:
Exploration, development and other capital expenditures	(355,197)	(438,506)
Cash acquired in excess of payments for acquisitions	—	17,617
Payments for acquisitions, net of cash acquired	(936,214)	—
Proceeds from (cash paid for) sale of property and equipment, net	1,017	66,183
Contributions to equity method investees	(19,627)	(29,372)
Investment in intangible assets	—	(7,796)
Proceeds from sales of businesses	141,997	—
Net cash provided by (used in) investing activities	(1,168,024)	(391,874)
Cash flows from financing activities:
Issuance of common stock	387,717	—
Issuance of senior notes	1,250,000	—
Redemption of senior notes	(897,116)	(15,000)
Proceeds from Bank Credit Facility	820,000	675,000
Repayment of Bank Credit Facility	(895,000)	(460,000)
Deferred financing costs	(29,886)	(11,775)
Other deferred payments	(1,791)	(841)
Payments of finance lease	(13,238)	(12,117)
Purchase of treasury stock	(45,181)	(47,504)
Employee stock awards tax withholdings	(5,791)	(7,454)
Net cash provided by (used in) financing activities	569,714	120,309

Net increase (decrease) in cash, cash equivalents and restricted cash	14,946	71,246
Cash, cash equivalents and restricted cash:
Balance, beginning of period	135,999	44,145
Balance, end of period	$150,945	$115,391

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$110,201	$90,688
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$127,367	$108,931

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

Recently Issued Accounting Standards

Segment Reporting — In November 2023, the Financial Accounting Standards Board (“FASB”) issued an update to the required disclosures for segment reporting. The update is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss. An explanation of how the CODM uses the reported measure of segment profit and loss will also be disclosed. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company continues to evaluate the impact of this new guidance on our disclosures.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$45,542	$33,637
Restricted cash included in Other long-term assets	105,403	102,362
Total cash, cash equivalent and restricted cash	$150,945	$135,999

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

QuarterNorth Acquisition — On March 4, 2024, the Company completed the acquisition of QuarterNorth Energy Inc. (“QuarterNorth”), a privately-held U.S. Gulf of Mexico exploration and production company (the “QuarterNorth Acquisition,” and the merger agreement related thereto, the “QuarterNorth Merger Agreement”) for consideration consisting of (i) $1,247.4 million in cash and (ii) 24.3 million shares of the Company’s common stock valued at $322.6 million. The cash payment was partially funded with a January 2024 underwritten public offering of 34.5 million shares of the Company’s common stock, borrowings under the Bank Credit Facility and the New Senior Notes (as defined in Note 7 — Debt).

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

The following table presents the latest preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on March 4, 2024 (in thousands):

Cash and cash equivalents	$331,374
Other current assets	161,134
Property and equipment	1,624,632
Other long-term assets	20,780
Current liabilities:
Current portion of asset retirement obligations	(6,748)
Other current liabilities	(197,803)
Long-term liabilities:
Asset retirement obligations	(192,771)
Deferred tax liabilities	(167,658)
Other long-term liabilities	(2,891)
Allocated purchase price	$1,570,049

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

The Company incurred approximately $21.6 million of acquisition-related costs in connection with the QuarterNorth Acquisition exclusive of severance expense, of which $18.6 million was recognized in the nine months ended September 30, 2024 and $3.0 million was recognized for the year ended December 31, 2023. These costs were reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations except for $4.9 million of fees associated with an unutilized bridge loan that was included in “Interest expense” on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2024. Additionally, the Company incurred $22.3 million in severance expense in connection with the QuarterNorth Acquisition for the nine months ended September 30, 2024. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income attributable to the QuarterNorth Acquisition for the three months ended September 30, 2024 and the period from March 4, 2024 to September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$150,538	$367,644
Net income (loss)	$12,518	$74,817

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 as if the QuarterNorth Acquisition had occurred on January 1, 2023. The unaudited pro forma information was derived from historical statements of operations of the Company and QuarterNorth adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and New Senior Notes, (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) weighted average basic and diluted shares of common stock outstanding from the issuance of 24.3 million shares of common stock as partial consideration for the QuarterNorth Acquisition and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 34.5 million shares of common stock from the underwritten public offering in January 2024 that partially funded the cash portion of the QuarterNorth Acquisition. Supplemental pro forma earnings for the three and nine months ended September 30, 2023 were adjusted to include nil and $31.7 million of general and administrative expenses, respectively. Supplemental pro forma earnings for the three and nine months ended September 30, 2024 were adjusted to exclude $0.2 million and $31.7 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the QuarterNorth Acquisition occurred on January 1, 2023, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$509,286	$583,984	$1,615,652	$1,576,869
Net income (loss)	$88,315	$(5,580)	$(3,256)	$87,709
Basic net income (loss) per common share	$0.49	$(0.03)	$(0.02)	$0.49
Diluted net income (loss) per common share	$0.49	$(0.03)	$(0.02)	$0.49

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

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.8 million was recognized during the nine months ended September 30, 2023, and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $0.9 million and $24.9 million in severance expense in connection with the EnVen Acquisition for the three and nine months ended September 30, 2023, respectively.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the three months ended September 30, 2023 and the period from February 13, 2023 to September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$126,358	$301,999
Net income (loss)	$37,790	$57,578

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and nine months ended September 30, 2023 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 7 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the two notes receivable to settle future asset retirement obligations and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock as partial consideration for the EnVen Acquisition. Supplemental pro forma earnings for the three and nine months ended September 30, 2023 were adjusted to exclude $0.8 million and $64.9 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$383,136	$1,124,970
Net income (loss)	$(1,483)	$131,421
Basic net income (loss) per common share	$(0.01)	$1.05
Diluted net income (loss) per common share	$(0.01)	$1.04

Asset Acquisition

Acquisitions accounted for as asset acquisitions require, among other items, the cost of the acquisition to be allocated to the assets acquired and liabilities assumed based on relative fair value basis.

Acquisition of Working Interests in Monument Oil Discovery — The Company executed two separate definitive agreements to acquire a collective 21.4% non-operated working interest in the Monument oil discovery (“Monument Project”) in the deepwater U.S. Gulf of Mexico located on certain Walker Ridge lease blocks. Cash consideration totaling $20.2 million, after customary closing adjustments, was paid on the closing dates of July 31, 2024 and August 2, 2024. An additional aggregate $24.4 million will be paid periodically in installments beginning January 1, 2025 through April 1, 2026. The Company allocated $42.6 million to proved properties. Deferred payments have been included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2024 based on timing of the scheduled payment. The Monument Project will initially be developed with two subsea wells tied back to a third-party floating production system.

Divestitures

Talos Low Carbon Solutions Divestiture — On March 18, 2024, the Company entered into a definitive agreement relating to and subsequently completed the sale of its wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture includes the Company’s entire CCS business including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC, Harvest Bend CCS LLC, and Coastal Bend CCS LLC. A gain of $100.4 million was recognized related to TLCS Divestiture during the nine months ended September 30, 2024, which reflects a gain of $86.9 million recognized upon the close of the TLCS Divestiture during the three months ended March 31, 2024 and an incremental $13.5 million gain recognized during the three months ended September 30, 2024 related to certain contingent payments. The gain on the TLCS Divestiture is presented as “Other operating income (expense)” on the Condensed Consolidated Statements of Operations and the contingent payments are included in “Other current assets” and “Other assets” on the Condensed Consolidated Balance Sheets at September 30, 2024 based on timing of the expected receipt.

The Company incurred approximately $6.0 million of costs in connection with the TLCS Divestiture exclusive of severance expense, of which $5.4 million was recognized during the nine months ended September 30, 2024 and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations. Additionally, the Company incurred $3.7 million in severance expense in connection with the TLCS Divestiture for the nine months ended September 30, 2024. See Note 9 — Employee Benefits Plans and Share-Based Compensation for additional discussion.

Mexico Divestiture — On September 27, 2023, the Company sold an equity interest in Talos Mexico (as defined in Note 6 — Equity Method Investments) for cash consideration of $74.9 million at closing and contingent consideration due on first production from the Zama Field. A gain of $66.2 million was recognized in connection with the deconsolidation of Talos Mexico during three and nine months ended September 30, 2023, which is included in “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

Note 3 — Property, Plant and Equipment

Proved Properties

During the three and nine months ended September 30, 2024 and 2023, the Company’s ceiling test computations did not result in a write-down of its U.S. oil and natural gas properties. At September 30, 2024, the Company’s ceiling test computation was based on SEC pricing of $80.66 per Bbl of oil, $2.32 per Mcf of natural gas and $19.06 per Bbl of NGLs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost - interest on lease liabilities	$3,205	$3,604	$9,849	$10,969
Operating lease cost, excluding short-term leases(1)	1,113	1,323	3,123	3,419
Short-term lease cost(2)	2,674	33,152	20,113	103,001
Variable lease cost(3)	616	666	1,848	1,856
Variable and fixed sublease income	(359)	(207)	(1,077)	(276)
Total lease cost	$7,249	$38,538	$33,856	$118,969

(1)
Operating lease cost reflect a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis.
(2)
Short-term lease costs are reported at gross amounts and primarily represent costs incurred for drilling rigs, most of which are short-term contracts not recognized as a right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets. The short-term operating lease costs incurred during the periods presented are not indicative of the Company’s current short-term lease obligations, which are approximately $129.2 million as of September 30, 2024, or its future short-term lease costs and obligations, as it routinely enters into short-term contracts for the use of drilling rigs to support its drilling activities.
(3)
Variable lease costs primarily represent differences between minimum payment obligations and actual operating charges incurred by the Company related to its long-term leases.

The present value of the fixed lease payments recorded as the Company’s right-of-use (“ROU”) assets and lease liabilities, adjusted for initial direct costs and incentives were as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease assets	$11,858	$11,418

Current portion of operating lease liabilities	$3,933	$2,666
Operating lease liabilities	16,359	18,211
Total operating lease liabilities	$20,292	$20,877

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$19,140	$17,834
Other long-term liabilities	116,686	131,230
Total finance lease liabilities	$135,826	$149,064

The table below presents the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash outflow from finance leases	$9,849	$10,969
Operating cash outflow from operating leases	$4,149	$4,880

ROU assets obtained in exchange for new operating lease liabilities(1)	$1,909	$12,971
Remeasurement of lease liability arising from modification of ROU asset (2)	$—	$(5,124)

(1)
See QuarterNorth Acquisition and EnVen Acquisition each in Note 2 — Acquisitions and Divestitures.
(2)
Lease termination accounted for as a lease modification based on the modified lease term. The termination did not take effect contemporaneously with the effective date of the modification.

Note 5 — Financial Instruments

As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount, premium and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes – due February 2029	$610,383	$648,069	$—	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	$609,762	$648,225	$—	$—
12.00% Second-Priority Senior Secured Notes – due January 2026	$—	$—	$601,353	$655,130
11.75% Senior Secured Second Lien Notes – due April 2026	$—	$—	$234,221	$233,410
Bank Credit Facility – matures March 2027	$117,600	$125,000	$190,100	$200,000

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash received (paid) on settled derivative instruments	$6,071	$(6,313)	$(14,941)	$(10,474)
Unrealized gain (loss)	120,220	(92,489)	56,472	(3,194)
Price risk management activities income (expense)	$126,291	$(98,802)	$41,531	$(13,668)

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of September 30, 2024:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
October 2024 – December 2024	NYMEX WTI CMA	37,674	$76.17
January 2025 – December 2025	NYMEX WTI CMA	24,860	$72.91
Natural gas:		(MMBtu)	(per MMBtu)
October 2024 – December 2024	NYMEX Henry Hub	35,000	$2.85
January 2025 – December 2025	NYMEX Henry Hub	47,384	$3.53

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
October 2024 – December 2024	NYMEX WTI CMA	1,000	$70.00	$75.00
January 2025 – March 2025	NYMEX WTI CMA	3,000	$65.00	$84.35
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
October 2024 – December 2024	NYMEX Henry Hub	10,000	$4.00	$6.90

Long Puts
Production Period	Settlement Index	Volumes	Strike Price	Deferred Premium Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
October 2024 – December 2024	NYMEX WTI CMA	4,000	$70.00	$6.28
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
November 2024 – December 2024	NYMEX Henry Hub	13,660	$2.90	$0.40

Swaps with Sold Puts
Production Period	Settlement Index	Volumes	Swap Price	Strike Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
October 2024 – December 2024	NYMEX WTI CMA	1,000	$72.20	$60.00

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$91,503	$—	$91,503
Liabilities:
Oil and natural gas derivatives	—	(5,135)	—	(5,135)
Total net asset (liability)	$—	$86,368	$—	$86,368

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$53,703	$—	$53,703
Liabilities:
Oil and natural gas derivatives	—	(8,100)	—	(8,100)
Total net asset (liability)	$—	$45,603	$—	$45,603

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

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$82,016	$4,656	$36,152	$7,305
Non-current	9,487	479	17,551	795
Total gross amounts presented on balance sheet	91,503	5,135	53,703	8,100
Less: Gross amounts not offset on the balance sheet	5,135	5,135	8,100	8,100
Net amounts	$86,368	$—	$45,603	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2024 represent derivative instruments from nine counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and eight of which are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at September 30, 2024 would have been $86.4 million.

Note 6 — Equity Method Investments

The following table presents the Company’s investments in unconsolidated affiliates by segment as of the dates indicated below (in thousands). The Company accounts for these investments using the equity method of accounting.

	Ownership Interest at
	September 30, 2024	September 30, 2024	December 31, 2023
Upstream:
Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”)	50.1%	$108,139	$107,259
SP 49 Pipeline LLC	33.3%	1,005	861
CCS(1):
Bayou Bend CCS LLC	—%	—	28,183
Harvest Bend CCS LLC	—%	—	9,746
Coastal Bend CCS LLC	—%	—	—
Total Equity Method Investments		$109,144	$146,049

(1)
See TLCS Divestiture discussion in Note 2 — Acquisitions and Divestitures.

Talos Mexico is a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with Talos Mexico is the carrying amount of its investment.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	September 30, 2024	December 31, 2023
9.000% Second-Priority Senior Secured Notes – due February 2029	$625,000	$—
9.375% Second-Priority Senior Secured Notes – due February 2031	625,000	—
12.00% Second-Priority Senior Secured Notes – due January 2026	—	638,541
11.75% Senior Secured Second Lien Notes – due April 2026	—	227,500
Bank Credit Facility – matures March 2027(1)	125,000	200,000
Total debt, before discount, premium and deferred financing cost	1,375,000	1,066,041
Unamortized discount, premium and deferred financing cost, net	(37,255)	(40,367)
Total debt(2)	1,337,745	1,025,674
Less: Current portion of long-term debt	—	33,060
Long-term debt	$1,337,745	$992,614

(1)
As of September 30, 2024, the Company had outstanding borrowings at a weighted average interest rate of 7.97%.
(2)
As of September 30, 2024, the Company was in compliance with all debt covenants.

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

As of September 30, 2024, the Company has incurred debt issuance costs of $16.3 million related to the 9.000% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

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

As of September 30, 2024, the Company has incurred debt issuance costs of $16.3 million related to the 9.375% Notes issued as part of the debt offering that partially funded the cash portion of the QuarterNorth Acquisition. The debt issue costs reduced the proceeds from the debt issued. See Note 2 — Acquisitions and Divestitures for further discussion on the QuarterNorth Acquisition.

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

On May 31, 2024, the borrowing base was reaffirmed at $1.1 billion and commitments were $965.0 million at September 30, 2024.

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2023	$897,226
Obligations assumed(1)	199,519
Obligations incurred	107
Obligations settled	(86,074)
Accretion expense	87,053
Changes in estimate(2)	92,044
Asset retirement obligations at September 30, 2024	$1,189,875
Less: Current portion at September 30, 2024	55,730
Long-term portion at September 30, 2024	$1,134,145

(1)
Assumed in connection with the QuarterNorth Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.
(2)
Primarily attributable to accelerated timing and increases in cost estimates to satisfy certain future abandonment obligations.

At September 30, 2024, the Company has (1) restricted cash of $105.4 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations. A discussion of these assets is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report.

Note 9 — Employee Benefits Plans and Share-Based Compensation

Severance

The following table summarizes severance accrual activity in connection the EnVen Acquisition, QuarterNorth Acquisition and TLCS Divestiture included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2024 (in thousands):

Severance accrual at December 31, 2023	$6,295
Accrual additions	26,035
Benefit payments	(31,146)
Severance accrual at September 30, 2024	1,184
Less: Current portion at September 30, 2024	1,154
Long-term portion at September 30, 2024	$30

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

In connection with the departure of the Company’s former President and Chief Executive Officer on August 29, 2024, the Company has accrued $4.7 million of severance, all of which is included in “Other current liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2024 and reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (the “A&R LTIP”) for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2023	2,306,361	$14.89
Granted	3,105,043	$12.00
Vested	(1,488,779)	$13.82
Forfeited	(330,602)	$15.00
Unvested RSUs at September 30, 2024(1)	3,592,023	$12.83

(1)
As of September 30, 2024, 37,217 of the unvested RSUs were accounted for as liability awards in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

On September 9, 2024, there were 157,071 RSUs issued as retention awards to executive officers that are required to report their beneficial ownership of the Company's equity securities and any transactions in such securities. These retention RSUs will vest ratably on each of September 9, 2025, September 9, 2026 and September 9, 2027.

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the A&R LTIP for the nine months ended September 30, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2023	1,016,649	$21.30
Granted(1)	260,628	$11.69
Forfeited	(190,851)	$20.18
Unvested PSUs at September 30, 2024	1,086,426	$19.19

(1)
Eligible to vest based on continued employment and the relative annualized total shareholder return (“TSR”) of the Company as compared to a peer group over a three-year performance period, as modified by the Company’s absolute annualized TSR over the same performance period.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the absolute TSR PSUs granted at the date indicated:

Grant
September 9, 2024
Expected term (in years)	2.3
Expected volatility	54.4%
Risk-free interest rate	3.6%
Dividend yield	—%
Fair value (in thousands)	$3,047

The A&R LTIP became effective on May 23, 2024 and authorizes the Company to grant awards of up to 12,439,415 shares of the Company’s common stock, subject to the share recycling and adjustment provisions of the A&R LTIP. The A&R LTIP also extends the term of the plan to May 23, 2034.

Subsequent Event — On November 1, 2024, the Company entered into a separation and release agreement with its former President and Chief Executive Officer and granted, pursuant to the A&R LTIP, a stock award of 28,519 fully vested shares of the Company’s common stock and an award of 38,844 PSUs, which PSUs are eligible to performance vest based on the Company’s relative and absolute total shareholder return from the period commencing January 1, 2024 to December 31, 2026. These grants represent the pro rata portion of the Company’s 2024 LTIP award to which the former executive was entitled. Additionally, the Company’s Interim Chief Executive Officer and President was granted 43,630 RSUs, which RSUs will vest on the earlier of December 31, 2024 or the date the Company appoints a new Chief Executive Officer and President. The Company’s Interim Chief Executive Officer and President also agreed to forfeit 4,273 RSUs that he was granted in 2024 for his service as a non-employee member of the board of directors of the Company.

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation costs	$5,477	$2,556	$15,046	$18,038
Less: Amounts capitalized to oil and gas properties	2,162	2,163	6,187	8,958
Total share-based compensation expense	$3,315	$393	$8,859	$9,080

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and foreign income taxes.

For the three months ended September 30, 2024, the Company recognized an income tax expense of $18.1 million for an effective tax rate of 17.0%. The Company’s effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to current year activity offset by the impact from permanent differences.

For the three months ended September 30, 2023, the Company recognized an income tax benefit of $15.9 million for an effective tax rate of 88.3%. The Company’s effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to the change of the Company’s valuation allowance with respect to its federal deferred tax assets.

For the nine months ended September 30, 2024, the Company recognized an income tax benefit of $4.4 million for an effective tax rate of 27.2%. The Company’s effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences.

For the nine months ended September 30, 2023, the Company recognized an income tax benefit of $55.5 million for an effective tax rate of -120.9%. The Company’s effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to a non-cash benefit discrete item of $54.9 million related to the partial release of the Company’s valuation allowance with respect to its deferred tax assets not subject to separate return limitations offset by the impact of other permanent differences. The release of the valuation allowance was a result of the deferred tax liabilities associated with the EnVen Acquisition.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly; changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to various state operating loss carryforwards. A deferred tax liability of $257.0 million and $92.2 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

QuarterNorth Acquisition

On March 4, 2024, the Company completed the QuarterNorth Acquisition, which is further discussed in Note 2 — Acquisitions and Divestitures. The Company recognized a net deferred tax liability of $167.7 million in its purchase price allocation as of the acquisition date to reflect differences between tax basis and the fair value of QuarterNorth’s assets acquired and liabilities assumed. The deferred tax balance is based on preliminary calculations and on information available to management at the time such estimates were made. Further analysis will be performed upon filing QuarterNorth’s tax returns that may result in a change to the net deferred tax liability recognized.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share were as follows (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$88,173	$(2,103)	$(11,885)	$101,434

Weighted average common shares outstanding — basic	180,204	124,103	174,108	118,459
Dilutive effect of securities	357	—	—	803
Weighted average common shares outstanding — diluted	180,561	124,103	174,108	119,262

Net income (loss) per common share:
Basic	$0.49	$(0.02)	$(0.07)	$0.86
Diluted	$0.49	$(0.02)	$(0.07)	$0.85
Anti-dilutive potentially issuable securities excluded from diluted common shares	1,215	1,851	1,851	1,491

Note 12 — Related Party Transactions

Registration Rights Agreements

Adage Capital Partners, L.P. (“Adage”) and affiliated entities of Bain Capital, LP (“Bain”) are parties to a registration rights agreement entered into in connection with the EnVen Acquisition relating to the registered resale of the Company’s common stock owned by such parties, a discussion of which is included in the accompanying Notes to the Consolidated Financial Statements in the 2023 Annual Report. Bain held approximately 8.4% of the Company’s outstanding shares of common stock as of September 30, 2024 based on SEC beneficial ownership reports filed by Bain. Adage ceased being a beneficial owner of more than five percent of the Company’s common stock as of December 31, 2023 based on a SEC beneficial ownership report filed by Adage in February 2024.

The Company agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under such registration rights agreement and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

Slim Family and Affiliates

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States, is a holding company with portfolio investments in various companies. Control Empresarial and the Slim Family became related parties on November 7, 2023 when they accumulated greater than ten percent of the Company’s outstanding shares of common stock. In connection with the Company’s underwritten public offering during January 2024 of 34.5 million shares of the Company’s common stock, Control Empresarial increased their holding of the Company’s outstanding stock. Control Empresarial held approximately 24.2% of the Company’s outstanding shares of common stock as of September 30, 2024 based on SEC beneficial ownership reports filed by Control Empresarial.

The Slim Family own a majority stake in Grupo Carso. Grupo Carso is a public stock company incorporated in Mexico, which holds the shares of a group of companies that primarily operate in the commercial; industrial; infrastructure and construction; and energy sectors. Grupo Carso, through its subsidiary, has an ownership interest in Talos Mexico. See Note 6 – Equity Method Investments for additional information on Talos Mexico.

Grupo Financiero Inbursa, S.A.B. de C.V. (“GFI”) is a Mexico-based holding company engaged, through its subsidiaries, in the financial sector. The company’s main activities are structured in four business lines: commercial banking, asset management, insurance and investment banking. The Slim Family own a majority stake in GFI. Banco Inbursa, S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (“Banco Inbursa”) is a wholly owned banking subsidiary of GFI.

In connection with the debt offering in February 2024, the Company consummated a firm commitment debt offering consisting of $1,250.0 million in aggregate principal amount of second-priority senior secured notes in a private offering to eligible purchasers that was exempt from registration under the Securities Act. In connection with the debt offering, and after expressing a non-binding indication of interest after commencement of the offering, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $312.5 million of such notes from the initial purchasers of such offering. In connection with such transaction, the Company agreed to pay Banco Inbursa, an advisory fee of approximately $2.7 million, which is reflected as “Accrued liabilities” on the Condensed Consolidated Balance Sheets. See Note 7 – Debt for additional information regarding the issuance of the second-priority senior secured notes.

Equity Method Investments

The Company had a $1.7 million and $5.5 million related party receivable from various equity method investments as of September 30, 2024 and December 31, 2023, respectively. This is reflected as “Other, net” within “Accounts Receivable” on the Condensed Consolidated Balance Sheets. See Note 6 – Equity Method Investments for additional information on the Company’s equity method investments.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company’s operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico.

As of September 30, 2024, the Company had secured performance bonds from third party sureties totaling $1.5 billion. The cost of securing these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of September 30, 2024, the Company had secured letters of credit issued under its Bank Credit Facility totaling $42.7 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 7 — Debt for further information on the Bank Credit Facility.

Firm Transportation Commitments

The Company has firm transportation agreements in place with a pipeline carrier for future transportation of oil production. The Company is obligated to transport a minimum monthly oil volume or pay for any deficiencies. The future minimum transportation under the Company’s commitment totals approximately $36.9 million for years 2025 through 2030. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreements.

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

With regard to the previously disclosed legal proceeding filed against the Company and QuarterNorth by U.S. Specialty Insurance Company (“USSI”) concerning approximately $80.0 million in surety bonds issued by USSI, the Company has replaced or canceled all but approximately $2.5 million of those bonds with other surety companies as of September 30, 2024 and expects to replace or cancel the remaining bonds in the near future. The Company expects that the legal proceeding will be resolved at that time.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities” and the changes in that liability were as follows (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of period	$15,564	$54,269
Additions	4,064	266
Obligations assumed	1,326	—
Changes in estimate	3,698	11,613
Settlements	(5,094)	(50,584)
Balance, end of period	$19,558	$15,564
Less: Current portion	4,930	3,280
Long-term portion	$14,628	$12,284

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

Note 14 — Segment Information

From January 1, 2024 through March 18, 2024, the Company’s operations were managed through two operating segments: (i) Upstream Segment and (ii) CCS Segment. The CCS Segment was divested in March 2024. The Upstream Segment was the Company’s only reportable segment. The QuarterNorth Acquisition did not change the Company’s reportable segment determinations and is included in the Upstream Segment. Currently, the Company’s CODM is the Interim Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. A reportable segment is an operating segment that meets materiality thresholds. The 10% tests, as prescribed by the segment reporting accounting guidance, are based on the reported measures of revenue, profit, and assets that are used by the CODM to assess performance and allocate resources. The profit or loss metric used to evaluate segment performance is Adjusted EBITDA, which is defined by the Company as net income (loss) plus interest expense; income tax expense (benefit); depreciation, depletion, and amortization; accretion expense; non-cash write-down of oil and natural gas properties; transaction and other (income) expenses; decommissioning obligations; the net change in the fair value of derivatives (mark to market effect, net of cash settlements and premiums related to these derivatives); (gain) loss on debt extinguishment; non-cash write-down of other well equipment; and non-cash equity-based compensation expense.

Corporate general and administrative expense includes certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs that are not directly attributable to each operating segment. A portion of these expenses are allocated based on the percentage of employees dedicated to each operating segment. The remaining expenses are included in the reconciliation of reportable segment Adjusted EBITDA to consolidated pre-tax net income (loss) as an unallocated corporate general and administrative expense. Segment accounting policies are the same as those described in Note 2 – Summary of Significant Accounting Policies included in the accompanying Notes to Consolidated Financial Statements in the 2023 Annual Report.

The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the table below.

The following table presents selected segment information for the periods indicated (in thousands):

	Upstream	All Other(1)	Total
Revenues from External Customers:
Three Months Ended September 30, 2024	$509,286	$—	$509,286
Three Months Ended September 30, 2023	383,135	—	383,135
Nine Months Ended September 30, 2024	1,488,383	—	1,488,383
Nine Months Ended September 30, 2023	1,072,927	—	1,072,927
Equity in the Net Income (Loss) of Investees Accounted for by the Equity Method:
Three Months Ended September 30, 2024	$(544)	$—	$(544)
Three Months Ended September 30, 2023	118	(2,612)	(2,494)
Nine Months Ended September 30, 2024	(1,084)	(7,970)	(9,054)
Nine Months Ended September 30, 2023	373	(6,023)	(5,650)
Adjusted EBITDA:
Three Months Ended September 30, 2024	$326,829	$—	$326,829
Three Months Ended September 30, 2023	255,228	(5,045)	250,183
Nine Months Ended September 30, 2024	942,705	(9,872)	932,833
Nine Months Ended September 30, 2023	719,326	(13,562)	705,764
Segment Expenditures:
Nine Months Ended September 30, 2024	$447,447	$17,519	$464,966
Nine Months Ended September 30, 2023	559,873	37,183	597,056

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

Reconciliations

The following table presents the reconciliation of Adjusted EBITDA to the Company’s consolidated totals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Total for reportable segments	$326,829	$255,228	$942,705	$719,326
All other	—	(5,045)	(9,872)	(13,562)
General and administrative expense	(2,470)	(1,366)	(6,814)	(4,161)
Interest expense	(46,275)	(45,637)	(146,102)	(128,850)
Depreciation, depletion and amortization	(274,249)	(163,359)	(749,004)	(480,476)
Accretion expense	(29,418)	(21,256)	(87,053)	(63,430)
Transaction and other income (expenses)(1)	17,687	64,321	60,215	38,799
Decommissioning obligations(2)	(2,725)	(7,972)	(7,762)	(9,454)
Derivative fair value gain (loss)(3)	126,291	(98,802)	41,531	(13,668)
Net cash (received) paid on settled derivative instruments (3)	(6,071)	6,313	14,941	10,474
Gain (loss) on extinguishment of debt	—	—	(60,256)	—
Non-cash equity-based compensation expense	(3,315)	(393)	(8,859)	(9,080)
Income (loss) before income taxes	$106,284	$(17,968)	$(16,330)	$45,918

(1)
For the three months ended September 30, 2024, transaction expenses include $4.7 million in severance expense related to the departure of the Company’s former President and Chief Executive Officer as discussed in Note 9 — Employee Benefits Plans and Share-Based Compensation. For the nine months ended September 30, 2024, transaction expenses include $38.8 million in costs related to the QuarterNorth Acquisition, inclusive of $22.3 million in severance expense, and $8.4 million in costs related to the TLCS Divestiture, inclusive of a net $2.9 million in severance expense. For the three and nine months ended September 30, 2023, transaction expenses included $1.5 million and $39.4 million, respectively, in costs related to the EnVen Acquisition, inclusive of $0.9 million and $24.9 million, respectively, in severance expense. See further discussion in Note 2 — Acquisitions and Divestitures and Note 9 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that the Company does not view as a meaningful indicator of its operating performance. For the three and nine months ended September 30, 2024, it includes a gain of $13.5 million and $100.4 million related to the TLCS Divestiture, respectively. See further discussion in Note 2 — Acquisitions and Divestitures. Additionally, for the three and nine months ended September 30, 2024, it includes a gain of $7.0 million and $9.5 million, respectively, related to an increase in fair value of a service credit acquired via the QuarterNorth Acquisition. For the three and nine months ended September 30, 2023, the amount includes a $66.2 million gain related to the deconsolidation of Talos Mexico. For the nine months ended September 30, 2023, the amount includes a gain on the funding of the capital carry of the Company’s investment in Bayou Bend by Chevron U.S.A. Inc. (“Chevron”) of $8.6 million.
(2)
Estimated decommissioning obligations were a result of working interest partners or counterparties of divestiture transactions that were unable to perform the required abandonment obligations due to bankruptcy or insolvency. See Note 13 — Commitments and Contingencies for additional information on decommissioning obligations.
(3)
The adjustments for the derivative fair value (gains) losses and net cash receipts (payments) on settled commodity derivative instruments have the effect of adjusting net loss for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because we do not designate commodity derivative instruments as accounting hedges. This results in reflecting commodity derivative gains and losses within Adjusted EBITDA on a realized basis during the period the derivatives settled.

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Nine Months Ended September 30,
	2024	2023
Segment Expenditures:
Total reportable segments	$447,447	$559,873
All other	17,519	37,183
Change in capital expenditures included in accounts payable and accrued liabilities	4,772	15,085
Plugging & abandonment	(86,074)	(71,097)
Decommissioning obligations settled	(5,094)	(40,415)
Investment in Talos Mexico	(2,108)	—
Investment in CCS intangibles and equity method investees	(17,519)	(37,168)
Deferred payments	(1,791)	(841)
Proceeds from the sale of equipment	1,017	—
Non-cash well equipment transfers	(3,056)	(24,476)
Other	84	362
Exploration, development and other capital expenditures	$355,197	$438,506

Note 15 — Subsequent Events

Stockholder Rights Agreement

On October 1, 2024, the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agent. In connection therewith, the Board of Directors of the Company (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The dividend became payable on October 11, 2024 to stockholders of record as of the close of business on such date (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined below). The Rights will initially trade with, and will be inseparable from, the Common Stock. The Rights will accompany any new shares of Common Stock issued after the Record Date until the earlier of the distribution date, the redemption date or the expiration date of the Rights.

Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Shares”), for $62.10, subject to adjustment under certain conditions (the “Purchase Price”). The Rights will become exercisable if (among other things) any person or group acquires 25% or more of the outstanding Common Stock, including through derivatives agreements, without the approval of the Board (an “Acquiring Person”).

If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person or any associate or affiliate thereof may, upon exercise of a Right, purchase for the Purchase Price shares of Common Stock with a market value of two times the Purchase Price, based on the market price of the Common Stock prior to such acquisition. If the Company is acquired in a merger or similar transaction after an Acquiring Person becomes such, all holders of Rights except the Acquiring Person or any associate or affiliate thereof may, upon exercise of a Right, purchase for the Purchase Price shares of the acquiring company with a market value of two times the Purchase Price, based on the market price of the acquiring company’s stock prior to such transaction. Any Rights held by an Acquiring Person will be void and may not be exercised.

The Rights will expire at the earlier of (i) October 1, 2027 and (ii) October 1, 2025 if Stockholder Approval (as defined in the Rights Agreement) has not been received prior to such time, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Board as permitted in the Rights Agreement. The Board may consider an earlier termination of the Rights Agreement if circumstances warrant. The Board may redeem the Rights for $0.001 per Right at any time before the earlier of the expiration date and the first date of public announcement that any person or group becomes an Acquiring Person.

The Board adopted the Rights Agreement to protect the Company and deter any future efforts by any person or group to acquire actual, de facto or negative control of the Company without appropriately compensating its stockholders for that control or on terms that are inconsistent with the best interests of its stockholders. In general terms, the Rights Agreement imposes significant dilution upon any person or group that acquires 25% or more of the outstanding Common Stock, including through certain derivatives agreements, without the approval of the Board.

The terms of the Rights are set forth in the Rights Agreement as it may be amended or restated from time to time.

Preferred Shares Certificate of Designation

On October 1, 2024, in connection with the adoption of the Rights Agreement, the Company filed a Certificate of Designation setting forth the rights, powers and preferences of the Preferred Shares. Each one one-thousandth of a Preferred Share, if issued: (i) will not be redeemable, (ii) will entitle the holder to quarterly dividend payments equal to the dividend paid on one share of Common Stock, (iii) will entitle the holder upon liquidation to receive either $1.00 or an amount equal to the payment made on one share of Common Stock, whichever is greater, (iv) will have one vote and vote together with the Common Stock, except as required by law and (v) if shares of Common Stock are exchanged via merger, consolidation, or a similar transaction, will entitle the holder to a payment equal to the payment made on one share of Common Stock.

A&R LTIP Activity

See Note 9 — Employee Benefits Plans and Share-Based Compensation—Subsequent Events for additional information.

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

From January 1, 2024 through March 18, 2024, we had two operating segments: (i) exploration and production of oil, natural gas and NGLs (“Upstream Segment”) and (ii) CCS (“CCS Segment”), of which the Company’s only reportable segment was the Upstream Segment. On March 18, 2024, we entered into a definitive agreement relating to and subsequently completed the sale of our wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. (the “TLCS Divestiture”). Subsequent to the TLCS Divestiture and our sale of the entire CCS business, we had one operating segment. See Part I, Item 1. “Financial Statements — Note 14 — Segment Information” for additional information on our business segments and Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information on the TLCS Divestiture.

Significant Developments

The following significant developments have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, with the SEC on August 8, 2024.

Limited Duration Stockholder Rights Agreement — On October 1, 2024, our Board of Directors (the “Board”) adopted a stockholder rights agreement (the “Rights Agreement”) and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which became payable on October 11, 2024. The Board adopted the Rights Agreement to deter any future efforts by one person or a group to acquire actual, de facto or negative control of the Company through open market accumulation, or other tactics potentially disadvantaging the interests of all stockholders, without paying all stockholders an appropriate control premium or providing the Company's Board sufficient time to make informed decisions in the best interest of all stockholders. In general terms, the Rights Agreement imposes significant dilution upon any person or group that acquires 25% or more of the outstanding Common Stock, including through certain derivatives agreements, without the approval of the Board (an “Acquiring Person”). The Rights Agreement is not intended to deter offers that are fair and otherwise in the best interests of the Company's stockholders, and does not prevent the Board from considering any proposal. In adopting the Rights Agreement, the Board noted, in particular, the continued accumulation of approximately 24% of shares of Talos common stock by Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial”). The Rights Agreement is similar to those adopted by other publicly traded companies and is intended to enable all Talos stockholders to realize the long-term value of their investment and protect Talos from any future efforts to obtain control of the Company that are inconsistent with the best interests of its stockholders. See Part I, Item 1. “Financial Statements — Note 15 — Subsequent Events” for more information on the Rights Agreement and Item 1. “Financial Statements — Note 12 — Related Party Transactions” for additional information on Control Empresarial.

The Rights Agreement is filed as Exhibit 4.11 to this Quarterly Report. This description of the Rights Agreement in this Quarterly Report does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.11.

Chief Executive Officer Transition — On August 29, 2024, Timothy S. Duncan departed his role as President and Chief Executive Officer of the Company, effective immediately. The Company also announced that Joseph A. Mills will serve as Interim Chief Executive Officer and President, effective as of August 29, 2024. The Board is working to identify a permanent Chief Executive Officer and has retained an executive search firm to assist in the process.

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

Third Party Planned Downtime — Since our operations are offshore, we are vulnerable to third party downtime events impacting the transportation, gathering and processing of production. For example, we produce the Phoenix Field through the Helix Producer I (“HP-I”) that is operated by Helix Energy Solutions Group, Inc. (“Helix”). Helix is required to disconnect and dry-dock the HP-I every two to three years for inspection as required by the U.S. Coast Guard, during which time we are unable to produce the Phoenix Field.

During the second quarter of 2024, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-June, resulting in a total shut-in period of 52 days. The shut-in resulted in an estimated deferred production of approximately 1.6 MBoepd for the nine months ended September 30, 2024 based on production rates prior to the shut-in.

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

During the period January 1, 2024 through September 30, 2024, the daily spot prices for NYMEX WTI crude oil ranged from a high of $87.69 per Bbl to a low of $66.73 per Bbl, and the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $13.20 per MMBtu to a low of $1.25 per MMBtu. The price the Company realizes on natural gas sales is based on the MMBtu content of such natural gas. We convert MMBtu sales volumes to Mcf volumes for reporting purposes using MMBtu per Mcf factors per third party natural gas processing plant statements. Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices we realize for any commodity that we produce will generally approximate current market prices in the geographic region of production. We hedge a portion of our commodity price risk to mitigate the impact of price volatility on our business. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of September 30, 2024.

The U.S. Energy Information Administration (“EIA”) published its October 2024 Short-Term Energy Outlook on October 8, 2024. Oil prices fell in September as concerns over global oil demand growth outweighed declines in oil inventories and a decision made by OPEC Plus to delay production increases until December 2024. However, oil prices rose in early October after recent military actions involving Israel, Lebanon, and Iran. The potential for further escalation creates significant uncertainty, increasing the possibility for supply disruptions and price volatility. The EIA expects the NYMEX WTI spot prices to average $71.97 per barrel in the fourth quarter of 2024 and $73.13 per barrel in 2025. The EIA expects the Henry Hub price to continue rising to around $2.80 per MMBtu in the fourth quarter of 2024 and to further increase to around $3.10 per MMBtu on average in 2025 as liquefied natural gas exports, a component of total natural gas demand, increase with the addition of capacity.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increases, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices. Sustained levels of high inflation may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Inflation may also result in higher interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either or both of which could hurt our business.

The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. Sustained levels of high inflation generally cause the U.S. Federal Reserve (the “Fed”) and other central banks to increase interest rates. The Fed raised its benchmark interest rate 11 times between March 2022 and July 2023 to curb inflation. The Fed wants inflation to return to its 2% goal over time and it is still high in absolute terms. The Fed has lowered its benchmark interest rate twice since September 2024 by an aggregate 75 basis points to a new range of 4.50%-4.75% from its 23-year high of 5.25% to 5.50%. Future changes to the benchmark interest rate remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. For the three and nine months ended September 30, 2024 and 2023, we did not recognize an impairment based on the ceiling test computations. At September 30, 2024 our ceiling test computation was based on SEC pricing of $80.66 per Bbl of oil, $2.32 per Mcf of natural gas and $19.06 per Bbl of NGLs.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning October 1, 2023 and ending September 1, 2024 used in the determination of the SEC pricing was 10% lower, resulting in $72.77 per Bbl of oil, $2.10 per Mcf of natural gas and $17.15 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been impaired by $293.0 million.

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

BOEM Bonding Rule — On April 15, 2024, BOEM issued its final rule, entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations,” which significantly increases the amount of new supplemental financial assurance required from lessees and grant holders conducting operations on the U.S. federal outer continental shelf (“OCS”). The final rule replaces the prior five-point test in determining whether an OCS lessee or grant holder is required to obtain supplemental financial assurance and instead requires lessees to meet one of two criteria based on: (1) the credit rating of the lessee or (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. As a result of the new rule, BOEM will no longer consider or rely upon the financial strength of predecessors in determining whether, or how much, supplemental financial assurance will be required by current lessees and grant holders. The final rule, which became effective on June 29, 2024, adopts a three-year phased compliance period for full payment of a supplemental financial assurance demand. Per BOEM’s June 28, 2024 news release, BOEM anticipates it will take up to 24 months to complete the processing of financial assurance demands for execution. The final rule was challenged in the U.S. District Court for the Western District of Louisiana by multiple oil and gas industry groups and the States of Mississippi, Louisiana, and Texas on June 17, 2024. Although implementation of the rule is not currently stayed, the outcome of these challenges remain uncertain.

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

Endangered Species — On August 19, 2024, a U.S. District Court in Maryland ruled in favor of a coalition of environmental groups that, in 2020, filed suit against the National Marine Fisheries Service (“NMFS”), claiming that NMFS’s 2020 Biological Opinion, along with its associated reasonable and prudent alternative and incidental take statement, covering all activities associated with the OCS oil and gas program in the Gulf of Mexico, did not comply with the Endangered Species Act (“ESA”) or the Administrative Procedure Act. In her ruling, the Maryland District Court Judge vacated the 2020 Biological Opinion effective December 20, 2024. On September 16, 2024, NMFS filed a motion to alter or amend the Maryland District Court’s August 19, 2024 judgment and order requiring vacatur of the 2020 Biological Opinion by December 20, 2024, stating that it is unable to issue a new Biological Opinion by that date. On October 21, 2024, the Maryland District Court extended the vacatur deadline until May 21, 2025, which NMFS believes provides sufficient time to prepare and issue a new Biological Opinion. Further, industry groups appealed the Maryland District Court’s decision to the U.S. Court of Appeals for the Fourth Circuit. The outcome of that challenge remains uncertain. Although NMFS intends to prepare a new Biological Opinion in advance of the May 2025 deadline, any revised Biological Opinion that NMFS issues may face similar scrutiny as the 2020 Biological Opinion and may also be subject to legal challenge. Without an active OCS Gulf of Mexico oil and gas program Biological Opinion in place, all permits, plans and government actions would likely require individual project-specific ESA consultations between BOEM or BSEE (as applicable) and NMFS, which due to significant delay could adversely impact our ability to obtain plans, permits and government approvals required for our Gulf of Mexico operations until a new Biological Opinion is issued by NMFS. See Part I, Item 1A. “Risk Factors — Risks Related to Our Business and the Oil and Natural Gas Industry — Our operations may incur substantial liabilities to comply with environmental laws and regulations as well as legal requirements applicable to marine life and endangered and threatened species” of our 2023 Annual Report for additional information regarding the potential risks of these regulatory developments to our operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Oil	$467,605	$359,404	$108,201	$1,368,234	$995,081	$373,153
Natural gas	25,930	16,871	9,059	75,688	53,383	22,305
NGL	15,751	6,860	8,891	44,461	24,463	19,998
Total revenues	$509,286	$383,135	$126,151	$1,488,383	$1,072,927	$415,456

Production Volumes:
Oil (MBbls)	6,258	4,451	1,807	17,734	13,358	4,376
Natural gas (MMcf)	10,853	6,005	4,848	29,593	19,769	9,824
NGL (MBbls)	811	403	408	2,146	1,318	828
Total production volume (MBoe)	8,878	5,855	3,023	24,812	17,971	6,841

Daily Production Volumes by Product:
Oil (MBblpd)	68.0	48.4	19.6	64.7	48.9	15.8
Natural gas (MMcfpd)	118.0	65.3	52.7	108.0	72.4	35.6
NGL (MBblpd)	8.8	4.4	4.4	7.8	4.8	3.0
Total production volume (MBoepd)	96.5	63.7	32.8	90.5	65.8	24.7

Average Sale Price Per Unit:
Oil (per Bbl)	$74.72	$80.75	$(6.03)	$77.15	$74.49	$2.66
Natural gas (per Mcf)	$2.39	$2.81	$(0.42)	$2.56	$2.70	$(0.14)
NGL (per Bbl)	$19.42	$17.02	$2.40	$20.72	$18.56	$2.16
Price per Boe	$57.36	$65.44	$(8.08)	$59.99	$59.70	$0.29
Price per Boe (including realized commodity derivatives)	$58.05	$64.36	$(6.31)	$59.38	$59.12	$0.26

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment due to changes in sales prices and production volumes (in thousands):

	Three Months Ended September 30, 2024 vs 2023			Nine Months Ended September 30, 2024 vs 2023
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$(37,714)	$145,915	$108,201	$47,185	$325,968	$373,153
Natural gas	(4,564)	13,623	9,059	(4,220)	26,525	22,305
NGL	1,947	6,944	8,891	4,630	15,368	19,998
Total revenues	$(40,331)	$166,482	$126,151	$47,595	$367,861	$415,456

Three Months Ended September 30, 2024 and 2023 Volumetric Analysis — Production volumes increased by 32.8 MBoepd to 96.5 MBoepd. The increase was primarily due to 26.2 MBoepd of production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024. Additionally, there was 9.5 MBoepd production from our operated Venice and Lime Rock wells, which tie back to our Ram Powell facility, which commenced initial production late in the fourth quarter of 2023 as well as 2.9 MBoepd production from the recompletion of one of our operated Brutus wells, which commenced initial production in July 2024. These increases were partially offset by a decrease of 4.2 MBoepd of production due to disruptions from weather events in the U.S. Gulf of Mexico. Additionally, there was a decrease of approximately 2.7 MBoepd due to well performance and natural production declines.

Nine Months Ended September 30, 2024 and 2023 Volumetric Analysis — Production volumes increased by 24.7 MBoepd to 90.5 MBoepd. The increase was primarily due to 20.6 MBoepd in production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024 as well as 2.1 MBoepd from the EnVen Acquisition that closed mid-first quarter of 2023. Additionally, production volumes increased 10.0 MBoepd production from the Venice and Lime Rock wells, which tie back to our Ram Powell facility, which commenced initial production late in the fourth quarter of 2023. These increases were partially offset by decreases of 5.0 MBoepd due to well performance and natural production declines as well as 1.4 MBoepd due to disruptions from weather events in the U.S. Gulf of Mexico. Additionally, we deferred approximately 1.6 MBoepd of production resulting from third party downtime associated with the HP-I dry-dock in our Phoenix Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease operating expenses	$163,347	$103,548	$455,835	$286,075
Lease operating expenses per Boe	$18.40	$17.69	$18.37	$15.92

Three Months Ended September 30, 2024 and 2023 — Lease operating expense for the three months ended September 30, 2024 increased by approximately $59.8 million, or 58%. This increase was primarily related to lease operating expenses of $63.8 million incurred in connection with assets acquired in the QuarterNorth Acquisition. Included in the increase during the three months ended September 30, 2024 is $33.1 million in facility and well workover expenses at the Gunflint Field.

Nine Months Ended September 30, 2024 and 2023 — Lease operating expense for the nine months ended September 30, 2024 increased by approximately $169.8 million, or 59%. This increase was related to lease operating expenses of $116.7 million incurred in connection with assets acquired in the QuarterNorth Acquisition as well as a $10.1 million increase in lease operating expenses due to the EnVen Acquisition that closed in mid-first quarter 2023.

The increase in lease operating expense related to the QuarterNorth Acquisition included a $33.4 million increase in facility and well workover expenses at the Gunflint Field.

Additionally, there was a $54.2 million increase in facility and workover expense primarily related to the HP-I and major well workover expenses at the Phoenix Field and the Garden Banks 506 Field associated with our historical operations. The increase attributable to our historical operations was partially offset by $14.7 million in lower marine and helicopter transportation costs, commodity transportation costs and contract labor.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation, depletion and amortization	$274,249	$163,359	$749,004	$480,476

Three Months Ended September 30, 2024 and 2023 — Depreciation, depletion and amortization expense for the three months ended September 30, 2024 increased by approximately $110.9 million, or 68% due to increased production volumes, which are described above. Additionally, the depletion rate increased by $3.11 per Boe, or 11%, on our proved oil and natural gas properties.

Nine Months Ended September 30, 2024 and 2023 — Depreciation, depletion and amortization expense for the nine months ended September 30, 2024 increased by approximately $268.5 million, or 56%. This was due to an increase of $3.54 per Boe, or 13%, in the depletion rate on our proved oil and natural gas properties due to our amortization base increasing disproportionately to the increase in our reserve base. Our amortization base increased primarily due to the proved properties acquired as part of the QuarterNorth Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Upstream Segment	$39,694	$21,054	$141,949	$108,310
CCS Segment	—	2,472	1,965	8,246
Unallocated corporate	2,172	1,362	16,040	4,701
Total general and administrative expense	$41,866	$24,888	$159,954	$121,257

Upstream general and administrative expense per Boe	$4.47	$3.60	$5.72	$6.03

Three Months Ended September 30, 2024 and 2023 — General and administrative expense for the three months ended September 30, 2024 increased by approximately $17.0 million, or 68%. This increase was primarily due to an increase in contractor and payroll expenses due to an increase in employee headcount primarily related to the QuarterNorth Acquisition. Additionally, there was an increase related to Upstream Segment transaction costs, severance costs and additional general and administrative expenses related to the QuarterNorth Acquisition of $3.1 million or $0.35 per Boe as well as an increase in non-cash equity-based compensation of $2.9 million. These increases were partially offset by a decrease in the CCS Segment expenses of $2.5 million due to the TLCS Divestiture. Additionally, Upstream Segment transaction costs for the EnVen Acquisition decreased $1.5 million or $0.26 per Boe. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Nine Months Ended September 30, 2024 and 2023 — General and administrative expense for the nine months ended September 30, 2024 increased by approximately $38.7 million, or 32%. This increase was primarily related to the Upstream Segment transaction costs, severance costs and additional general and administrative expenses related to the QuarterNorth Acquisition of $45.2 million or $2.84 per Boe. Unallocated corporate reflects an increase in transaction costs and severance costs of $8.4 million related to the TLCS Divestiture. Additionally, there was an increase in contractor and payroll expenses due to an increase in employee headcount primarily related to the QuarterNorth Acquisition. These increases were partially offset by a decrease in the Upstream Segment transaction costs for the EnVen Acquisition of $39.7 million or $2.21 per Boe. Additionally, the CCS Segment expenses decreased by $6.3 million due to the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accretion expense	$29,418	$21,256	$87,053	$63,430
Other operating (income) expense	$(23,363)	$(57,287)	$(110,467)	$(55,172)
Interest expense	$46,275	$45,637	$146,102	$128,850
Price risk management activities (income) expense	$(126,291)	$98,802	$(41,531)	$13,668
Equity method investment (income) expense	$544	$2,493	$9,054	$(2,938)
Other (income) expense	$(3,267)	$(2,193)	$48,465	$(10,450)
Income tax (benefit) expense	$18,111	$(15,865)	$(4,445)	$(55,516)

Three Months Ended September 30, 2024 and 2023 —

Accretion Expense — During the three months ended September 30, 2024, we recorded $29.4 million of accretion expense compared to $21.3 million during the three months ended September 30, 2023. The change is primarily the result of a $4.6 million increase in accretion associated with the asset retirement obligations assumed as part of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the three months ended September 30, 2024, other operating (income) expense primarily reflects an incremental $13.5 million gain on the TLCS Divestiture due to the recognition of contingent consideration as well as a $7.0 million increase in fair value of a service credit acquired via the QuarterNorth Acquisition. During the three months ended September 30, 2023, we recognized a gain of $66.2 million related to the deconsolidation of Talos Mexico (as defined below) partially offset by $8.0 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency.

Price Risk Management Activities — The income of $126.3 million for the three months ended September 30, 2024 consists of $120.2 million in non-cash gains from the increase in the fair value of our open derivative contracts and $6.1 million in cash settlement gains. The expense of $98.8 million for the three months ended September 30, 2023 consists of $92.5 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $6.3 million in cash settlement losses.

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

Income Tax (Benefit) Expense — During the three months ended September 30, 2024, we recorded $18.1 million of income tax expense compared to $15.9 million of income tax benefit during the three months ended September 30, 2023. The income tax expense recorded during the three months ended September 30, 2024 is primarily due to current year activity offset by the impact from permanent differences. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 10 — Income Taxes.”

Nine Months Ended September 30, 2024 and 2023 —

Accretion Expense — During the nine months ended September 30, 2024, we recorded $87.1 million of accretion expense compared to $63.4 million during the nine months ended September 30, 2023. The change is primarily the result of the increase in accretion associated with the asset retirement obligations assumed as part of both the EnVen Acquisition and QuarterNorth Acquisition and upward revisions of our asset retirement obligations. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”

Other Operating (Income) Expense — During the nine months ended September 30, 2024, we recognized a gain of $100.4 million on the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for further discussion. During the nine months ended September 30, 2023, we recognized a gain of $66.2 million related to the deconsolidation of Talos Mexico partially offset by $9.5 million of estimated decommissioning obligations primarily as a result of unrelated third parties or counterparties that were unable to perform the required abandonment obligations due to bankruptcy or insolvency.

Interest Expense — During the nine months ended September 30, 2024, we recorded $146.1 million of interest expense compared to $128.9 million during the nine months ended September 30, 2023. The change is primarily the result of an increase in debt outstanding offset by a lower rate of interest on these instruments. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information. Additionally, there was an increase of $4.9 million of fees associated with the unutilized bridge loan. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for more information.

Price Risk Management Activities — The income of $41.5 million for the nine months ended September 30, 2024 consists of $56.5 million in non-cash gains from the increase in the fair value of our open derivative contracts offset by $14.9 million in cash settlement losses. The expense of $13.7 million for the nine months ended September 30, 2023 consists of $3.2 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $10.5 million in cash settlement losses.

Equity Method Investment (Income) Expense — During the nine months ended September 30, 2024, we recorded equity losses of $9.1 million. During the nine months ended September 30, 2023, we recorded an $8.6 million gain on the funding of the capital carry of our investment in Bayou Bend CCS LLC (“Bayou Bend”) by Chevron U.S.A. Inc. (“Chevron”) offset by equity losses of $5.6 million.

Other (Income) Expense — During the nine months ended September 30, 2024, we recorded a $60.3 million loss on extinguishment of debt in conjunction with the redemption of the 12.00% Second-Priority Senior Secured Notes due 2026 (the “12.00% Notes”) and 11.75% Senior Secured Second Lien Notes due 2026 (the “11.75% Notes”). See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

Income Tax (Benefit) Expense — During the nine months ended September 30, 2024, we recorded $4.4 million of income tax benefit compared to $55.5 million of income tax benefit during the nine months ended September 30, 2023. The income tax benefit is primarily due to current year activity offset by the impact from permanent differences and a non-cash income tax benefit recognized in the Company’s state deferred tax liability. See additional information on the valuation allowance as described in Part I, Item 1. “Financial Statements — Note 10 — Income Taxes.”

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

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$88,173	$(2,103)	$(11,885)	$101,434
Interest expense	46,275	45,637	146,102	128,850
Income tax (benefit) expense	18,111	(15,865)	(4,445)	(55,516)
Depreciation, depletion and amortization	274,249	163,359	749,004	480,476
Accretion expense	29,418	21,256	87,053	63,430
EBITDA	456,226	212,284	965,829	718,674
Transaction and other (income) expenses(1)	(17,687)	(64,321)	(60,215)	(38,799)
Decommissioning obligations(2)	2,725	7,972	7,762	9,454
Derivative fair value (gain) loss(3)	(126,291)	98,802	(41,531)	13,668
Net cash received (paid) on settled derivative instruments(3)	6,071	(6,313)	(14,941)	(10,474)
(Gain) loss on debt extinguishment	—	—	60,256	—
Non-cash equity-based compensation expense	3,315	393	8,859	9,080
Adjusted EBITDA	$324,359	$248,817	$926,019	$701,603

(1)
For the three months ended September 30, 2024, transaction expenses include $4.7 million in severance expense related to the departure of the Company’s former President and Chief Executive Officer as discussed in Part I, Item 1. “Financial Statements — Note 9 — Employee Benefits Plans and Share-Based Compensation.” For the nine months ended September 30, 2024, transaction expenses include $38.8 million in costs related to the QuarterNorth Acquisition, inclusive of $22.3 million in severance expense, and $8.4 million in costs related to the TLCS Divestiture, inclusive of a net $2.9 million in severance expense. For the three and nine months ended September 30, 2023, transaction expenses included $1.5 million and $39.4 million, respectively, in costs related to the EnVen Acquisition, inclusive of $0.9 million and $24.9 million, respectively, in severance expense. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and “Note 9 — Employee Benefits Plans and Share-Based Compensation.” Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three and nine months ended September 30, 2024, it includes a gain of $13.5 million and $100.4 million related to the TLCS Divestiture, respectively. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” Additionally, for the three and nine months ended September 30, 2024, it includes a gain of $7.0 million and $9.5 million, respectively, related to an increase in fair value of a service credit acquired via the QuarterNorth Acquisition. For the three and nine months ended September 30, 2023, the amount includes a $66.2 million gain related to the deconsolidation of Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”). For the nine months ended September 30, 2023, the amount includes a gain on the funding of the capital carry of our investment in Bayou Bend by Chevron of $8.6 million.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility (as defined herein). Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases and for general corporate purposes. The cost of borrowings under our Bank Credit Facility has increased. By raising its federal funds rate, the Fed made it more expensive to borrow money. As of September 30, 2024, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $842.9 million.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2024 (in thousands):

U.S. drilling & completions	$185,320
Asset management(1)	96,034
Seismic and G&G, land, capitalized G&A and other	72,817
Total Upstream capital expenditures	354,171
Plugging & abandonment	86,074
Decommissioning obligations settled(2)	5,094
Investment in Mexico	2,108
Total Upstream	447,447
Investment in CCS	17,519
Total	$464,966

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remaining portion of our 2024 Upstream capital spending program of $510.0 million to $530.0 million and plugging & abandonment and decommissioning obligations of $100.0 million to $110.0 million. However, our ability to (i) generate sufficient cash flows from operations, (ii) obtain future borrowings under the Bank Credit Facility, and (iii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to take additional future actions on an opportunistic basis. To address further changes in the financial or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Common Stock Repurchase Program — Our Board authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. In July 2024, our Board authorized an increase of $150.0 million to the previously approved limit increasing the amount remaining under the authorized plan to $159.7 million. All repurchased shares are held in treasury. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. We do not currently anticipate incurring any excise tax in 2024 based on the fair market value of the common stock issued during 2024.

During the nine months ended September 30, 2024, we repurchased approximately 4.0 million shares for $45.1 million. As of September 30, 2024, there is $157.5 million remaining under the authorized program. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on repurchases made during the three months ended September 30, 2024.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating activities	$613,256	$342,811
Investing activities	$(1,168,024)	$(391,874)
Financing activities	$569,714	$120,309

Operating Activities — Net cash provided by operating activities increased $270.4 million in the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily attributable to an increase from revenues offset with an increase in lease operating expense of $245.7 million.

Investing Activities — Net cash used in investing activities increased $776.2 million in the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to cash paid for acquisitions of $936.2 million, net of cash acquired, of which $916.0 million related to the QuarterNorth Acquisition. Cash proceeds of $142.0 million was received from the TLCS Divestiture during the nine months ended September 30, 2024 compared to $66.2 million of net proceeds from the sale of property and equipment during the corresponding period in 2023. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information on the QuarterNorth Acquisition and TLCS Divestiture. Additionally, capital expenditures decreased $83.3 million.

Financing Activities — Cash flow from financing activities changed $449.4 million in the nine months ended September 30, 2024 compared to the corresponding period in 2023. During the nine months ended September 30, 2024, the issuance of the New Senior Notes in February 2024 generated $1,220.1 million after deferred financing costs. The net proceeds from the New Senior Notes funded the $897.1 million redemption of the 12.00% Notes and the 11.75% Notes and partially funded the cash portion of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information. Additionally, on January 17, 2024, we entered into an underwritten public offering of 34.5 million shares of our common stock, which generated net proceeds of $387.7 million after deducting underwriting discounts of $15.1 million and offering expenses of $0.8 million. The net proceeds from this equity offering partially funded the cash portion of the QuarterNorth Acquisition. Furthermore, Bank Credit Facility net repayments of $75.0 million were made during the nine months ended September 30, 2024 due to a management goal to maintain or reduce our leverage ratio coupled with a commodity price environment that supported debt repayments to achieve such goal. We had net borrowings from the Bank Credit Facility of $215.0 million during the corresponding period in 2023 due to the funding of the EnVen Acquisition, working capital needs and capital expenditures.

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

The following table and discussion summarize our material cash requirements from known contractual obligations as of September 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total(5)
Long-term financing obligations:
Debt principal	$—	$—	$—	$125,000	$—	$1,250,000	$1,375,000
Debt interest	10,633	129,021	129,021	118,388	114,844	174,609	676,516
Vessel commitments(1)	31,950	97,269	—	—	—	—	129,219
Derivative liabilities	3,723	1,412	—	—	—	—	5,135
Operating lease obligations	2,995	5,656	4,983	4,753	4,610	4,584	27,581
Finance lease(2)	11,826	19,711	—	—	—	—	31,537
Purchase obligations(3)	40,700	3,271	—	—	—	—	43,971
Other commitments(4)	7,658	19,826	16,511	9,249	10,619	5,918	69,781
Total contractual obligations(5)	$109,485	$276,166	$150,515	$257,390	$130,073	$1,435,111	$2,358,740

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
(4)
Includes firm transportation commitments as further discussed under Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” and deferred payments related to our acquisition of working interests in the Monument oil discovery as further discussed under Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.”
(5)
This table does not include our estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties with a carrying value of $1,189.9 million as of September 30, 2024. For additional information regarding these liabilities, please see Part I, Item 1. “Financial Statements — Note 8 — Asset Retirement Obligations.” Additionally, this table does not include liabilities associated with our decommissioning obligations. For additional information regarding our decommissioning obligations, please see Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies.”

Performance Obligations — As of September 30, 2024, we had secured performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of Mexico. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $42.7 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — BOEM Bonding Requirements” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for further information on the Bank Credit Facility.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our 2023 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

No accounting standards were issued during the quarterly period ended September 30, 2024 that were material to us.

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

Price Risk Management Activities

We had commodity derivative instruments in place to reduce the price risk associated with future production of 13,270 MBbls of crude oil and 22,268 MMBtu of natural gas at September 30, 2024, with a net derivative asset position of $86.4 million. For additional information regarding our commodity derivative instruments, see Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments,” included elsewhere in this Quarterly Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at September 30, 2024 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$86,368	$(5,038)	$(91,406)	$178,875	$92,507

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 as a result of the material weaknesses in our internal control over financial reporting described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Form 10-K/A for the year ended December 31, 2023, Form 10-Q/A for the fiscal quarter ended March 31, 2024, and Form 10-Q/A for the fiscal quarter ended June 30, 2024, each filed on the date hereof, subsequent to the end of the period covered by this Quarterly Report, we identified material weaknesses in our internal control over financial reporting.

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

Notwithstanding the identified material weaknesses above, management has concluded that our condensed consolidated financial statements and related notes thereto included herein fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.

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

Internal Control over Financial Reporting

Except for the unremediated material weaknesses noted above, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With regard to the previously disclosed legal proceeding filed against the Company and QuarterNorth by U.S. Specialty Insurance Company (“USSI”) concerning approximately $80.0 million in surety bonds issued by USSI, the Company has replaced or canceled all but approximately $2.5 million of those bonds with other surety companies as of September 30, 2024 and expects to replace or cancel the remaining bonds in the near future. We expect that the legal proceeding will be resolved at that time.

Please see the Company’s previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for other legal proceedings arising or resolved during 2024.

There have been no additional material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2023 Annual Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” included in our 2023 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than set forth below, there have been no material changes in our risk factors from those described in our 2023 Annual Report or our other SEC filings.

Our Rights Agreement includes terms and conditions that could discourage, delay or prevent a takeover or other transaction that some stockholders may consider favorable.

On October 1, 2024, the Company entered into the Rights Agreement, pursuant to which the Board declared a dividend of one Right for each share of Common Stock outstanding at the close of business on October 11, 2024. Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a Preferred Share for $62.10, subject to adjustment under certain conditions. In general terms, Rights will become exercisable only if a person or group acquires 25% or more of our outstanding Common Stock. If Rights become exercisable, all holders of Rights (other than the person or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right, pursuant to the terms of the Rights Agreement, to purchase from the Company for $62.10, subject to certain potential adjustments, shares of our Common Stock having an aggregate market value of twice that amount. The Rights expire at the earlier of (i) October 1, 2027 and (ii) October 1, 2025 if Stockholder Approval (as defined in the Rights Agreement) has not been received prior to such time, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Board as permitted in the Rights Agreement. Additional information regarding the Rights Agreement is contained in the Current Report on Form 8-K filed with the SEC on October 1, 2024 and the Rights Agreement is filed at Exhibit 4.11 to this Quarterly Report.

In general terms, the Rights Agreement will cause substantial dilution to any person or group that acquires beneficial ownership of 25% or more of the Company’s outstanding Common Stock without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Agreement is similar to plans adopted by other public companies and is intended to help protect stockholders’ interests, including protecting stockholders from any efforts at negative control. Further, the Rights Agreement is intended to position the Board to fulfill its duties by providing sufficient time for the Board to make informed judgments and take actions that are in the best interests of the Company and its stockholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging, delaying or preventing a change of control of the Company or a takeover attempt, even if such actions may be considered beneficial or favorable by some stockholders. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of our Common Stock if it is viewed as discouraging takeover attempts in the future.

Actions of activist stockholders or others could materially and adversely affect our business, results of operations and stock price.

We may become subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of the Board, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors and other third parties. In addition, a proxy contest for the election of directors at an annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. Our stock price could also be subject to significant fluctuations or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of any change in administration due to the upcoming U.S. presidential election with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

Recent and pending management changes could disrupt our operations and impair our ability to attract and retain key personnel.

We have experienced recent changes to our senior management team, including the departure of our President and Chief Executive Officer on August 29, 2024. Joseph A. Mills will serve as Interim Chief Executive Officer and President, effective as of August 29, 2024 while our Board conducts a search for a permanent Chief Executive Officer. Changes in our senior management and uncertainty regarding pending changes may disrupt our operations, impact customer and partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in this Form 10-Q under Part I, Item 4. “Controls and Procedures,” our Audit Committee, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2024. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to material weaknesses identified in our internal control over financial reporting.

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

While these material weaknesses did not result in a material misstatement of our consolidated financial statements, these internal control deficiencies were not remediated as of September 30, 2024 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not have been detected. Accordingly, we have determined that these internal control deficiencies constituted material weaknesses in our internal control over financial reporting. While management, under the oversight of our Audit Committee, has taken steps to implement our remediation plan as described more fully in Part I, Item 4. “Controls and Procedures” of this Form 10-Q, the material weaknesses described above will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our share repurchase of shares of common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program (in thousands)
July 1, 2024- July 31, 2024	—	$—	—	$159,692
August 1, 2024- August 31, 2024	—	$—	—	$159,692
September 1, 2024- September 30, 2024	213,005	$10.35	213,005	$157,486
Total	213,005	$10.35	213,005

(1)
Our Board authorized a stock repurchase program on March 20, 2023 with an approved limit of $100.0 million and no set term limits. In July 2024, our Board authorized an increase of $150.0 million to our previously approved limit increasing the amount remaining under the authorized plan to $159.7 million. Repurchases may be made from time to time in the open market, in a privately negotiated transaction, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Talos Energy Inc. (incorporated by reference to Exhibit 3.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 1, 2024).

3.4	Second Amended and Restated Bylaws of Talos Energy Inc. (incorporated by reference to Exhibit 3.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 14, 2023).

4.1

Indenture, dated as of February 7, 2024, and by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, pursuant to which the 2029 Notes were issued. (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.2

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

4.7

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

4.10

Registration Rights Agreement, dated as of March 4, 2024, by and among Talos Energy Inc. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

4.11

Rights Agreement, dated as of October 1, 2024, between Talos Energy Inc. and Computershare Trust Company, N.A., as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 1, 2024).

10.1†*	Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (2024).

10.2†*	Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (2024).

10.3†*	Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives Retention) (2024).

10.4†

Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement by and between Talos Energy Inc. and Joseph A. Mills, effective November 1, 2024 (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.5†

RSU Cancellation and Release Agreement by and between Talos Energy Inc. and Joseph A. Mills, effective November 1, 2024 (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.6†

Separation and Release Agreement by and between Talos Energy Inc. and Timothy S. Duncan, effective November 1, 2024 (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.7†

Performance Share Unit Grant Notice and Performance Share Unit Agreement by and between Talos Energy Inc. and Timothy S. Duncan, effective November 1, 2024 (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.8†

Stock Award Grant Notice and Stock Award Agreement by and between Talos Energy Inc. and Timothy S. Duncan, effective November 1, 2024 (incorporated by reference to Exhibit 10.5 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

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