Form 10-Q
period 2025-09-30
TALOS ENERGY INC.
filed 2025-11-06
CIK 1724965

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, the registrant had 169,988,772 shares of common stock, $0.01 par value per share, outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and frequently used in our periodic reports filed with the U.S. Securities and Exchange Commission:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Examples of forward-looking statements include, but are not limited to, statements about:

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
•
realized oil and natural gas prices;
•
changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including such changes that may be implemented by the current or future presidential administrations, and the impact of such policies on us, our customers and suppliers, and the global economic environment;
•
volatility in the political, legal and regulatory environments where we currently or in the future may operate, including the impact of any prolonged federal government shutdowns or lapse in federal appropriations that could disrupt our operations and future drilling plans and opportunities;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; the lack of a resolution to foreign wars and conflicts and their impact on commodity markets; the impact of any pandemic and governmental measures related thereto; lack of transportation and storage capacity as a result of oversupply, government and regulations; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats; inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; changes in U.S. trade and labor policies, including the imposition of increased tariffs and the resulting consequences; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; risks to our industry and business operations associated with legal challenges by non-governmental organizations and other groups; and the other risks discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report; Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”); Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 and Part II, Item 1A. “Risk Factors” of Talos Energy Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, each of which was previously filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332,691	$108,172
Accounts receivable, net	332,576	404,258
Assets from price risk management activities	50,305	33,486
Prepaid assets	93,008	77,487
Other current assets	2,318	35,980
Total current assets	810,898	659,383
Property and equipment:
Proved properties	10,340,150	9,784,832
Unproved properties, not subject to amortization	502,756	587,238
Other property and equipment	40,491	35,069
Total property and equipment	10,883,397	10,407,139
Accumulated depreciation, depletion and amortization	(6,292,072)	(5,191,865)
Total property and equipment, net	4,591,325	5,215,274
Other long-term assets:
Restricted cash	75,718	106,260
Assets from price risk management activities	7,503	253
Equity method investments	111,589	111,269
Other well equipment	65,020	58,306
Notes receivable, net	19,147	17,748
Operating lease assets	9,749	11,294
Other assets	8,511	12,008
Total assets	$5,699,460	$6,191,795
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,120	$117,055
Accrued liabilities	297,759	326,913
Accrued royalties	69,819	77,672
Current portion of asset retirement obligations	116,388	97,166
Liabilities from price risk management activities	9,270	6,474
Accrued interest payable	20,172	49,084
Current portion of operating lease liabilities	3,674	3,837
Other current liabilities	39,917	44,854
Total current liabilities	637,119	723,055
Long-term liabilities:
Long-term debt	1,224,947	1,221,399
Asset retirement obligations	1,110,779	1,052,569
Liabilities from price risk management activities	4,669	3,537
Operating lease liabilities	12,881	15,489
Other long-term liabilities	327,429	416,041
Total liabilities	3,317,824	3,432,090
Commitments and contingencies (Note 13)
Equity:
Talos Energy Inc. stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 188,514,570 and 187,434,908 shares issued as of September 30, 2025 and December 31, 2024, respectively	1,885	1,874
Additional paid-in capital	3,290,089	3,274,626
Accumulated deficit	(715,820)	(424,110)
Treasury stock, at cost; 18,525,798 and 7,417,385 shares as of September 30, 2025 and December 31, 2024, respectively	(195,688)	(92,685)
Total Talos Energy Inc. stockholders' equity	2,380,466	2,759,705
Noncontrolling interest	1,170	—
Total equity	2,381,636	2,759,705
Total liabilities and equity	$5,699,460	$6,191,795

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil	$400,210	$467,605	$1,214,128	$1,368,234
Natural gas	41,306	25,930	133,456	75,688
NGL	8,537	15,751	40,249	44,461
Total revenues	450,053	509,286	1,387,833	1,488,383
Operating expenses:
Lease operating expense	133,718	163,347	398,494	455,835
Production taxes	87	224	331	1,244
Depreciation, depletion and amortization	262,637	274,249	813,059	749,004
Impairment of oil and natural gas properties	60,209	—	284,090	—
Accretion expense	30,764	29,418	93,704	87,053
General and administrative expense	41,547	41,866	115,592	159,954
Other operating (income) expense	7,272	(23,363)	(1,115)	(110,467)
Total operating expenses	536,234	485,741	1,704,155	1,342,623
Operating income (expense)	(86,181)	23,545	(316,322)	145,760
Interest expense	(40,847)	(46,275)	(122,585)	(146,102)
Price risk management activities income (expense)	4,226	126,291	75,228	41,531
Equity method investment income (expense)	639	(544)	(37)	(9,054)
Other income (expense)	2,051	3,267	11,282	(48,465)
Net income (loss) before income taxes	(120,112)	106,284	(352,434)	(16,330)
Income tax benefit (expense)	24,204	(18,111)	60,721	4,445
Net income (loss)	$(95,908)	$88,173	$(291,713)	$(11,885)
Net income (loss) attributable to noncontrolling interest	(3)	—	(3)	—
Net income (loss) attributable to Talos Energy Inc.	$(95,905)	$88,173	$(291,710)	$(11,885)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.55)	$0.49	$(1.65)	$(0.07)
Diluted	$(0.55)	$0.49	$(1.65)	$(0.07)
Weighted average common shares outstanding:
Basic	173,291	180,204	176,938	174,108
Diluted	173,291	180,561	176,938	174,108

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2024	$1,873	$3,262,700	$(447,775)	$(90,473)	$2,726,325	$—	$2,726,325
Equity-based compensation	—	5,454	—	—	5,454	—	5,454
Equity-based compensation tax withholdings	—	(104)	—	—	(104)	—	(104)
Equity-based compensation stock issuances	1	(1)	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2,212)	(2,212)	—	(2,212)
Net income (loss)	—	—	88,173	—	88,173	—	88,173
Balance at September 30, 2024	$1,874	$3,268,049	$(359,602)	$(92,685)	$2,817,636	$—	$2,817,636

Balance at June 30, 2025	$1,882	$3,284,467	$(619,915)	$(147,421)	$2,519,013	$—	$2,519,013
Equity-based compensation	—	6,745	—	—	6,745	—	6,745
Equity-based compensation tax withholdings	—	(1,120)	—	—	(1,120)	—	(1,120)
Equity-based compensation stock issuances	3	(3)	—	—	—	—	—
Initial consolidation of subsidiary	—	—	—	—	—	1,173	1,173
Purchase of treasury stock	—	—	—	(48,267)	(48,267)	—	(48,267)
Net income (loss)	—	—	(95,905)	—	(95,905)	(3)	(95,908)
Balance at September 30, 2025	$1,885	$3,290,089	$(715,820)	$(195,688)	$2,380,466	$1,170	$2,381,636

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at June 30, 2024	187,339,187	(7,204,380)	180,134,807
Equity-based compensation stock issuances	39,531	—	39,531
Purchase of treasury stock	—	(213,005)	(213,005)
Balance at September 30, 2024	187,378,718	(7,417,385)	179,961,333

Balance at June 30, 2025	188,201,673	(13,544,328)	174,657,345
Equity-based compensation stock issuances	312,897	—	312,897
Purchase of treasury stock	—	(4,981,470)	(4,981,470)
Balance at September 30, 2025	188,514,570	(18,525,798)	169,988,772

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$1,275	$2,549,097	$(347,717)	$(47,504)	$2,155,151	$—	$2,155,151
Equity-based compensation	—	14,995	—	—	14,995	—	14,995
Equity-based compensation tax withholdings	—	(5,791)	—	—	(5,791)	—	(5,791)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Issuance of common stock for acquisitions (Note 2)	243	322,387	—	—	322,630	—	322,630
Issuance of common stock	345	387,372	—	—	387,717	—	387,717
Purchase of treasury stock	—	—	—	(45,181)	(45,181)	—	(45,181)
Net income (loss)	—	—	(11,885)	—	(11,885)	—	(11,885)
Balance at September 30, 2024	$1,874	$3,268,049	$(359,602)	$(92,685)	$2,817,636	$—	$2,817,636

Balance at December 31, 2024	$1,874	$3,274,626	$(424,110)	$(92,685)	$2,759,705	$—	$2,759,705
Equity-based compensation	—	18,993	—	—	18,993	—	18,993
Equity-based compensation tax withholdings	—	(3,519)	—	—	(3,519)	—	(3,519)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Initial consolidation of subsidiary	—	—	—	—	—	1,173	1,173
Purchase of treasury stock	—	—	—	(103,003)	(103,003)	—	(103,003)
Net income (loss)	—	—	(291,710)	—	(291,710)	(3)	(291,713)
Balance at September 30, 2025	$1,885	$3,290,089	$(715,820)	$(195,688)	$2,380,466	$1,170	$2,381,636

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at December 31, 2023	127,480,361	(3,400,000)	124,080,361
Equity-based compensation stock issuances	1,048,905	—	1,048,905
Issuance of common stock for acquisitions (Note 2)	24,349,452	—	24,349,452
Issuance of common stock	34,500,000	—	34,500,000
Purchase of treasury stock	—	(4,017,385)	(4,017,385)
Balance at September 30, 2024	187,378,718	(7,417,385)	179,961,333

Balance at December 31, 2024	187,434,908	(7,417,385)	180,017,523
Equity-based compensation stock issuances	1,079,662	—	1,079,662
Purchase of treasury stock	—	(11,108,413)	(11,108,413)
Balance at September 30, 2025	188,514,570	(18,525,798)	169,988,772

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(291,713)	$(11,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	906,763	836,057
Impairment of oil and natural gas properties	284,090	—
Amortization of deferred financing costs and original issue discount	6,595	6,930
Equity-based compensation expense	13,499	8,859
Price risk management activities (income) expense	(75,228)	(41,531)
Net cash received (paid) on settled derivative instruments	55,087	(14,941)
Equity method investment (income) expense	37	9,054
Loss (gain) on extinguishment of debt	—	60,256
Settlement of asset retirement obligations	(90,078)	(86,074)
Loss (gain) on sale of assets	210	(10,069)
Loss (gain) on sale of business	—	(100,482)
Changes in operating assets and liabilities:
Accounts receivable	71,726	24,183
Other current assets	7,878	(34,649)
Accounts payable	(27,467)	12,624
Other current liabilities	(67,146)	(41,246)
Other non-current assets and liabilities, net	(60,207)	(3,830)
Net cash provided by (used in) operating activities	734,046	613,256
Cash flows from investing activities:
Exploration, development and other capital expenditures	(361,637)	(355,197)
Cash acquired in excess of payments for acquisitions	1,690	—
Payments for acquisitions, net of cash acquired	(43,939)	(936,214)
Proceeds from (cash paid for) sale of property and equipment, net	1,195	1,017
Contributions to equity method investees	(1,996)	(19,627)
Proceeds from sales of businesses	—	141,997
Net cash provided by (used in) investing activities	(404,687)	(1,168,024)
Cash flows from financing activities:
Issuance of common stock	—	387,717
Issuance of senior notes	—	1,250,000
Redemption of senior notes	—	(897,116)
Proceeds from Bank Credit Facility	—	820,000
Repayment of Bank Credit Facility	—	(895,000)
Deferred financing costs	—	(29,886)
Other deferred payments	(12,969)	(1,791)
Payments of finance lease	(14,544)	(13,238)
Purchase of treasury stock	(103,003)	(45,181)
Employee stock awards tax withholdings	(3,519)	(5,791)
Distribution to noncontrolling interest	(1,347)	—
Net cash provided by (used in) financing activities	(135,382)	569,714

Net increase (decrease) in cash, cash equivalents and restricted cash	193,977	14,946
Cash, cash equivalents and restricted cash:
Balance, beginning of period	214,432	135,999
Balance, end of period	$408,409	$150,945

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$70,337	$110,201
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$117,832	$127,367

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$332,691	$108,172
Restricted cash included in Other long-term assets	75,718	106,260
Total cash, cash equivalent and restricted cash	$408,409	$214,432

Accounts Receivable

The following table provides the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2025	December 31, 2024
Trade	$197,303	$236,694
Joint interest	116,873	133,562
Other	18,400	34,002
Total accounts receivable, net	$332,576	$404,258

Note 2 — Acquisitions and Divestitures

Acquisitions — Business Combinations

Acquisitions qualifying as business combinations are accounted for under the acquisition method of accounting, which requires, among other items, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

QuarterNorth Acquisition — On March 4, 2024, the Company completed the acquisition of QuarterNorth Energy Inc. (“QuarterNorth”), a privately-held U.S. Gulf of America exploration and production company (the “QuarterNorth Acquisition,” and the merger agreement related thereto, the “QuarterNorth Merger Agreement”) for consideration consisting of (i) $1,247.4 million in cash and (ii) 24.3 million shares of the Company’s common stock valued at $322.6 million. The cash payment was partially funded with the proceeds from a January 2024 underwritten public offering (the “January Equity Offering”) of 34.5 million shares of the Company’s common stock, borrowings under the Company's senior reserve-based revolving credit facility (the “Bank Credit Facility”), and proceeds from the offering of the Company’s 9.000% Second-Priority Senior Secured Notes due 2029 and 9.375% Second-Priority Senior Secured Notes due 2031 (together, the “Senior Notes”). The January Equity Offering generated net proceeds of $387.7 million after deducting underwriting discounts of $15.1 million and offering expenses of $0.8 million.

The Company incurred approximately $21.6 million of acquisition-related costs in connection with the QuarterNorth Acquisition exclusive of severance expense, of which $18.6 million was recognized in the nine months ended September 30, 2024. These costs were reflected in “General and administrative expense” on the Condensed Consolidated Statements of Operations except for $4.9 million of fees associated with an unutilized bridge loan that was included in “Interest expense” on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2024. Additionally, the Company incurred $22.3 million in severance expense in connection with the QuarterNorth Acquisition for the nine months ended September 30, 2024.

The following table presents revenue and net income attributable to the QuarterNorth Acquisition for the three months ended September 30, 2024 and the period from March 4, 2024 to September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$150,538	$367,644
Net income (loss)	$12,518	$74,817

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the condensed consolidated results of operations for the three and nine months ended September 30, 2024 as if the QuarterNorth Acquisition had occurred on January 1, 2023. The unaudited pro forma information was derived from historical statements of operations of the Company and QuarterNorth adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and Senior Notes, (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) weighted average basic and diluted shares of common stock outstanding from the issuance of 24.3 million shares of common stock as partial consideration for the QuarterNorth Acquisition and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 34.5 million shares of common stock from the January Equity Offering that partially funded the cash portion of the QuarterNorth Acquisition. Supplemental pro forma earnings for the three and nine months ended September 30, 2024 were adjusted to exclude $0.2 million and $31.7 million of general and administrative expenses, respectively. This information does not purport to be indicative of results of operations that would have occurred had the QuarterNorth Acquisition occurred on January 1, 2023, nor is such information indicative of any expected future results of operations.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$509,286	$1,615,652
Net income (loss)	$88,315	$(3,256)
Basic net income (loss) per common share	$0.49	$(0.02)
Diluted net income (loss) per common share	$0.49	$(0.02)

Asset Acquisitions

Acquisitions accounted for as asset acquisitions require, among other items, the cost of the acquisition to be allocated to the assets acquired and liabilities assumed based on relative fair value basis.

Acquisition of Working Interest in Monument Oil Discovery — The Company executed two separate definitive agreements to acquire a collective 21.4% non-operated working interest in the Monument oil discovery (“Monument Project”) in the deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks. Cash consideration totaling $20.2 million, after customary closing adjustments, was paid on the closing dates of July 31, 2024 and August 2, 2024 with $24.4 million of additional cash consideration paid periodically in installments beginning January 1, 2025 through April 1, 2026. The Company allocated $42.6 million to its proved properties. The carrying amount for the deferred cash consideration of $12.1 million is included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2025.

Acquisition of Incremental Working Interest in Monument Oil Discovery — On March 7, 2025, the Company completed the acquisition of an additional 8.3% non-operated working interest in the Monument Project for $14.8 million, substantially all of which was allocated to its proved properties. An additional aggregate $6.3 million of contingent payments will be recognized upon the achievement of certain milestones defined in the agreement.

Acquisition of Incremental Working Interest in Mississippi Canyon Blocks — On July 22, 2025, the Company completed the acquisition of an additional 75.2% and 50.0% working interest in U.S. Gulf of America Mississippi Canyon blocks 108 and 110, respectively (the “Amberjack Acquisition”). Prior to the Amberjack Acquisition, the Company owned an interest in and operated these developed and producing blocks. The Company also acquired a controlling financial interest in SP 49 Pipeline LLC (“SP 49”) as part of the Amberjack Acquisition. The one-third equity interest in SP 49 not held by the Company is presented as “Noncontrolling interest” in the Company’s Condensed Consolidated Financial Statements. The $38.6 million cost of the Amberjack Acquisition, including $33.7 million of cash at closing, was primarily allocated to the Company’s proved properties.

Divestitures

Talos Low Carbon Solutions Divestiture — On March 18, 2024, the Company entered into a definitive agreement relating to and subsequently completed the sale of its wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture included the Company’s entire CCS business including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC, Harvest Bend CCS LLC, and Coastal Bend CCS LLC. A gain of $100.4 million was recognized related to TLCS Divestiture during the nine months ended September 30, 2024, which reflects a gain of $86.9 million recognized upon the close of the TLCS Divestiture during the three months ended March 31, 2024 and an incremental $13.5 million gain recognized during the three months ended September 30, 2024 related to certain contingent payments. The gain on the TLCS Divestiture is presented as “Other operating income (expense)” on the Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, zero and $9.7 million of contingent payments are included in “Other current assets,” respectively, on the Condensed Consolidated Balance Sheets. A deferred payment of $12.5 million due in October 2025 has not been received and the Company determined there was significant doubt surrounding the collectability of such deferred payment. Accordingly, the Company derecognized the deferred payment, of which $8.9 million is reflected as an expense in “Other operating income (expense)” and $3.6 million is reflected as the reversal of imputed interest income in “Other income (expense)” on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

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

Note 3 — Property, Plant and Equipment

Proved Properties

Capitalized oil and natural gas costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. The Company performs this ceiling test calculation each quarter utilizing SEC pricing. The Company’s ceiling test computations resulted in an impairment of its U.S. oil and natural gas properties during the three and nine months ended September 30, 2025 of $60.2 million and of $284.1 million, respectively. The non-cash impairment is reflected as “Impairment of oil and natural gas properties” on the Condensed Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2025, the Company’s ceiling test computation was based on SEC pricing of $67.19 per Bbl of oil, $3.48 per Mcf of natural gas and $20.76 per Bbl of NGLs. No impairments were recorded during the three and nine months ended September 30, 2024.

Further ceiling test impairments could be recorded in the near term should the 12-month average trailing commodity prices decline as compared to the commodity prices used in prior quarters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease costs - interest on lease liabilities	$2,767	$3,205	$8,542	$9,849
Operating lease costs, excluding short-term leases(1)	1,080	1,113	3,236	3,123
Short-term lease costs(2)	69,836	2,674	139,944	20,113
Variable lease costs(3)	667	616	2,001	1,848
Variable and fixed sublease income	(397)	(359)	(1,190)	(1,077)
Total lease costs	$73,953	$7,249	$152,533	$33,856

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

The present value of the fixed lease payments recorded as the Company’s ROU asset and lease liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating leases:
Operating lease assets	$9,749	$11,294

Current portion of operating lease liabilities	$3,674	$3,837
Operating lease liabilities	12,881	15,489
Total operating lease liabilities	$16,555	$19,326

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$20,981	$19,589
Other long-term liabilities	95,705	111,641
Total finance lease liabilities	$116,686	$131,230

The table below presents the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash outflow from finance leases	$8,542	$9,849
Operating cash outflow from operating leases	$4,463	$4,149

ROU assets obtained in exchange for new operating lease liabilities(1)	$—	$1,909

(1)
See QuarterNorth Acquisition in Note 2 — Acquisitions and Divestitures.

Note 5 — Financial Instruments

As of September 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes	$613,301	$645,431	$611,135	$640,619
9.375% Second-Priority Senior Secured Notes	$611,646	$652,556	$610,264	$635,750

The carrying values of the Senior Notes are adjusted for discount and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active markets. See Note 7 — Debt for the maturity dates of the Company’s Senior Notes.

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash received (paid) on settled derivative instruments	$16,605	$6,071	$55,087	$(14,941)
Unrealized gain (loss)	(12,379)	120,220	20,141	56,472
Price risk management activities income (expense)	$4,226	$126,291	$75,228	$41,531

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of September 30, 2025:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
October 2025 – December 2025	NYMEX WTI CMA	23,967	$71.01
January 2026 – December 2026	NYMEX WTI CMA	8,197	$65.51
Natural gas:		(MMBtu)	(per MMBtu)
October 2025 – December 2025	NYMEX Henry Hub	40,000	$3.53
January 2026 – December 2026	NYMEX Henry Hub	26,192	$3.86

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
January 2026 – December 2026	NYMEX WTI CMA	11,000	$60.45	$68.50

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$57,808	$—	$57,808
Liabilities:
Oil and natural gas derivatives	—	(13,939)	—	(13,939)
Total net asset (liability)	$—	$43,869	$—	$43,869

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$33,739	$—	$33,739
Liabilities:
Oil and natural gas derivatives	—	(10,011)	—	(10,011)
Total net asset (liability)	$—	$23,728	$—	$23,728

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

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$50,305	$9,270	$33,486	$6,474
Non-current	7,503	4,669	253	3,537
Total gross amounts presented on balance sheet	57,808	13,939	33,739	10,011
Less: Gross amounts not offset on the balance sheet	13,939	13,939	10,011	10,011
Net amounts	$43,869	$—	$23,728	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2025 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at September 30, 2025 would have been $43.9 million.

Note 6 — Equity Method Investments

The Company accounts for its investments in unconsolidated affiliates using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the Company's ownership interest in Talos Energy Mexico 7, S. de R.L. de C.V (“Talos Mexico”) was 50.1% and the carrying amount of its investment was $111.6 million and $110.2 million, respectively. Talos Mexico is a variable interest entity and the Company's maximum exposure to loss as a result of its involvement with Talos Mexico is the carrying amount of its investment.

On December 16, 2024, the Company entered into an agreement to sell an additional 30.1% equity interest in Talos Mexico to Zamajal, S.A. de C.V. (“Zamajal”), a subsidiary of Grupo Carso, S.A.B. de C.V. (“Carso”), for $49.7 million in cash consideration with an additional $33.1 million contingent on first oil production from the Zama Field (the “Incremental Mexico Equity Sale”). The Incremental Mexico Equity Sale is expected to close during the fourth quarter of 2025 upon the satisfaction of customary closing conditions and the receipt of all regulatory approvals. After consummation of the Incremental Mexico Equity Sale, Talos Mexico, which currently holds a 17.4% interest in the Zama field, will be owned 20.0% by the Company and 80.0% by Zamajal. While the Company anticipates the Incremental Mexico Equity Sale will close in 2025, there can be no assurance that all of the conditions to closing, including obtaining necessary regulatory approvals, will be satisfied. See Note 12 — Related Party Transactions for additional information on Carso.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Maturity Date	September 30, 2025	December 31, 2024
9.000% Second-Priority Senior Secured Notes	February 1, 2029	$625,000	$625,000
9.375% Second-Priority Senior Secured Notes	February 1, 2031	625,000	625,000
Bank Credit Facility	March 31, 2027	—	—
Total debt, before discount and deferred financing cost		1,250,000	1,250,000
Unamortized discount and deferred financing cost, net		(25,053)	(28,601)
Total debt(1)		$1,224,947	$1,221,399

(1)
As of September 30, 2025, the Company was in compliance with all debt covenants.

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

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2024	$1,149,735
Obligations assumed	3,894
Obligations incurred	14,114
Obligations settled	(90,078)
Obligations divested	(447)
Accretion expense	93,704
Changes in estimate	56,245
Asset retirement obligations at September 30, 2025	$1,227,167
Less: Current portion at September 30, 2025	116,388
Long-term portion at September 30, 2025	$1,110,779

At September 30, 2025, the Company has (1) restricted cash of $75.7 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations.

Note 9 — Employee Benefits Plans and Share-Based Compensation

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (the “A&R LTIP”):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2024	3,542,435	$12.83
Granted	3,001,609	$8.80
Vested	(1,462,193)	$13.49
Forfeited	(343,292)	$10.25
Unvested RSUs at September 30, 2025	4,738,559	$10.26

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the A&R LTIP:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2024	649,666	$15.27
Granted(1)	998,289	$9.83
Forfeited	(202,276)	$12.10
Unvested PSUs at September 30, 2025	1,445,679	$11.96

(1)
There were 820,708 PSUs granted that are eligible to vest based on continued employment and the relative annualized total shareholder return (“TSR”) of the Company as compared to a peer group over a three-year performance period, as modified by the Company’s absolute annualized TSR over the same performance period. The remaining PSUs granted are eligible to vest based on continued employment and the achievement of certain stock-price hurdles over a three-year performance period.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the TSR PSUs granted at the date indicated:

	September 18, 2025	May 7, 2025	March 10, 2025
Expected term (in years)	2.3	2.7	2.8
Expected volatility	45.6%	51.7%	52.4%
Risk-free interest rate	3.5%	3.7%	3.8%
Dividend yield	—%	—%	—%

Share-based Compensation Costs

Share-based compensation costs associated with RSUs, PSUs and other awards are reflected as “General and administrative expense,” on the Condensed Consolidated Statements of Operations, net of amounts capitalized to “Proved properties,” on the Condensed Consolidated Balance Sheets.

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation costs	$6,874	$5,477	$19,176	$15,046
Less: Amounts capitalized to oil and gas properties	1,919	2,162	5,677	6,187
Total share-based compensation expense	$4,955	$3,315	$13,499	$8,859

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and local and non-U.S. income taxes.

For the three months ended September 30, 2025, the Company recognized an income tax benefit of $24.2 million for an effective tax rate of 20.2%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance on its U.S. federal deferred tax assets.

For the three months ended September 30, 2024, the Company recognized an income tax expense of $18.1 million for an effective tax rate of 17.0%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to activity during the period offset by the impact from permanent differences.

For the nine months ended September 30, 2025, the Company recognized an income tax benefit of $60.7 million for an effective tax rate of 17.2%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance on its U.S. federal deferred tax assets.

For the nine months ended September 30, 2024, the Company recognized an income tax benefit of $4.4 million for an effective tax rate of 27.2%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly, and changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to accruals for asset retirement obligations. A net deferred tax liability of $205.3 million and $266.6 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. The impacts of the OBBBA do not have a material impact on the Company’s financial statements.

Note 11 — Income (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be antidilutive, diluted earnings per common share includes the impact of RSUs and PSUs.

The following table presents the computation of the Company’s basic and diluted income (loss) per share attributable to common stockholders (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Talos Energy Inc.	$(95,905)	$88,173	$(291,710)	$(11,885)

Weighted average common shares outstanding — basic	173,291	180,204	176,938	174,108
Dilutive effect of securities	—	357	—	—
Weighted average common shares outstanding — diluted	173,291	180,561	176,938	174,108

Net income (loss) per share attributable to common stockholders:
Basic	$(0.55)	$0.49	$(1.65)	$(0.07)
Diluted	$(0.55)	$0.49	$(1.65)	$(0.07)
Anti-dilutive potentially issuable securities excluded from diluted common shares	2,984	1,215	3,709	1,851

Note 12 — Related Party Transactions

Slim Family and Affiliates

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial held approximately 25.6% of the Company’s outstanding shares of common stock as of September 30, 2025 based on SEC beneficial ownership reports filed by Control Empresarial.

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

The Slim Family own a majority stake in Carso. Carso, through its subsidiary, has an ownership interest in Talos Mexico. See Note 6 – Equity Method Investments for additional information on Talos Mexico. The Company had a $2.8 million and $2.3 million receivable from Carso related to advisory services the Company provided in connection with the Lakach Deepwater natural gas field off Mexico’s southeastern coast near Veracruz as of September 30, 2025 and December 31, 2024, respectively. These amounts are reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

Equity Method Investments

The Company had a $0.7 million and $0.7 million related party receivable from Talos Mexico as of September 30, 2025 and December 31, 2024, respectively. These amounts are reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company’s operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells and removal of facilities in the U.S. Gulf of America.

As of September 30, 2025, the Company had outstanding performance bonds from third party sureties totaling $1.5 billion. The ongoing cost of maintaining these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of September 30, 2025, the Company had letters of credit issued under its Bank Credit Facility totaling $43.3 million. Letters of credit that are outstanding reduce the available revolving credit commitments.

Subsequent Event — On November 3, 2025, the Company entered into arrangements with its surety providers to establish limits on the amount of aggregate collateral that such surety providers can require the Company to post, with annual collateral funding commitments as set forth in the table below. The arrangements also require the Company to spend a minimum amount on plugging and abandonment activities each year. For the three years commencing January 1, 2026 and for the subsequent two years commencing January 1, 2029, the Company is required to spend $90.0 million and $45.0 million on these activities on an annual basis, respectively.

The table below outlines the estimated collateral funding commitments under the arrangements upon execution (in thousands):

Period	Collateral Funding Commitments
Remaining 2025	$39,548
2026	42,108
2027	43,289
2028	42,202
2029	42,298
Thereafter	82,136
Total	$291,581

The collateral funding commitments may be secured by cash or letters of credit which will reduce the Company’s liquidity. Collateral funded with cash will be reflected as “Restricted cash” within the Condensed Consolidated Balance Sheets. The collateral funding commitments, and ultimately any posted cash collateral, will be reduced as plugging and abandonment activities are completed and underlying surety bonds are released.

Firm Transportation Commitments

The Company has firm transportation agreements in place with pipeline carriers for future transportation of oil and gas production wherein the Company is obligated to transport minimum monthly volumes or pay for any deficiencies. As of September 30, 2025, the future minimum transportation payments under the Company’s commitments total approximately $45.8 million for years 2025 through 2030. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreements.

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

Decommissioning Obligations

Decommissioning in the U.S. is governed by both federal and state laws and regulations. In federal waters, decommissioning is governed by federal laws and regulations, while decommissioning in state waters falls primarily under state laws and regulations. Louisiana, Alabama and Mississippi state waters extend three nautical miles from their respective shorelines; however, Texas state waters extend approximately nine nautical miles from its shoreline. The Company, as a co-lessee or predecessor-in-interest in oil and natural gas leases located in the U.S. Gulf of America, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by our subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and may not be able to perform required abandonment obligations. Both federal and state laws and regulations could require the Company to assume such obligations. The Company reflects such costs as “Other operating (income) expense” on the Condensed Consolidated Statements of Operations.

The decommissioning obligations included are in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

Decommissioning Obligations at December 31, 2024	$20,002
Changes in estimate	235
Settlements	(1,227)
Decommissioning Obligations at September 30, 2025	$19,010
Less: Current portion at September 30, 2025	7,953
Long-term portion at September 30, 2025	$11,057

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

The CODM is currently the President and Chief Executive Officer and Chief Financial Officer. The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the table below.

The following table presents selected segment information (in thousands):

Three Months Ended September 30, 2025
Upstream
Revenues from external customers	$450,053
Significant expenses:
Lease operating expense:
Direct operating and maintenance	(125,599)
Workover	(8,119)
Adjusted general and administrative expense(1)	(35,980)
Net cash received (paid) on settled derivative instruments	16,605
Interest expense	(40,847)
Other segment items:
Other(2)	(5,920)
Depreciation, depletion and amortization	(262,637)
Impairment of oil and natural gas properties	(60,209)
Accretion expense	(30,764)
Mark-to-market derivative fair value gain (loss)	(12,379)
Equity-based compensation expense	(4,955)
Equity method investment income (loss)	639
Income tax benefit (expense)	24,204
Net income (loss)	(95,908)

(1)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(2)
Primarily includes the derecognition of a deferred payment that was deemed uncollectible.

The following table presents selected segment information (in thousands):

Nine Months Ended September 30, 2025
Upstream
Revenues from external customers	$1,387,833
Significant expenses:
Lease operating expense:
Direct operating and maintenance	(384,907)
Workover	(13,587)
Adjusted general and administrative expense(1)	(100,654)
Net cash received (paid) on settled derivative instruments	55,087
Interest expense	(122,585)
Other segment items:
Other(2)	10,627
Depreciation, depletion and amortization	(813,059)
Impairment of oil and natural gas properties	(284,090)
Accretion expense	(93,704)
Mark-to-market derivative fair value gain (loss)	20,141
Equity-based compensation expense	(13,499)
Equity method investment income (loss)	(37)
Income tax benefit (expense)	60,721
Net income (loss)	(291,713)

Segment Expenditures	$439,499

(1)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(2)
Primarily includes interest income and other miscellaneous operating income offset by the derecognition of a deferred payment that was deemed uncollectible.

The following table presents selected segment information (in thousands):

	Three Months Ended September 30, 2024
	Upstream	CCS(1)	Total
Revenues from external customers	$509,286	$—	$509,286
Significant expenses:
Lease operating expense:
Direct operating and maintenance	(134,054)	—	(134,054)
Workover	(29,293)	—	(29,293)
Adjusted general and administrative expense(2)	(32,856)	—	(32,856)
Net cash received (paid) on settled derivative instruments	6,071	—	6,071
Interest expense	(46,275)	—	(46,275)
Other segment items:
Other(3)	6,592	577	7,169
Depreciation, depletion and amortization	(274,249)	—	(274,249)
Accretion expense	(29,418)	—	(29,418)
Mark-to-market derivative fair value gain (loss)	120,220	—	120,220
Equity-based compensation expense	(3,315)	—	(3,315)
Gain on TLCS Divestiture(4)	—	13,542	13,542
Equity method investment income (loss)	(544)	—	(544)
Income tax benefit (expense)	(20,964)	2,853	(18,111)
Net income (loss)	71,201	16,972	$88,173

(1)
The CCS Segment was an emerging business in the start-up phase of operations and the business did not generate any revenues.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation. Corporate overhead allocated to the Upstream Segment was $20.3 million.
(3)
Primarily includes transaction expenses for the Upstream Segment and transaction expenses for the CCS Segment. Transaction expenses include severance expense, costs related to the QuarterNorth Acquisition and costs related to the TLCS Divestiture. See further discussion in Note 2 — Acquisition and Divestitures for additional information.
(4)
See further discussion in Note 2 — Acquisitions and Divestitures for additional information.

The following table presents selected segment information (in thousands):

	Nine Months Ended September 30, 2024
	Upstream	CCS(1)	Total
Revenues from external customers	$1,488,383	$—	$1,488,383
Significant expenses:
Lease operating expense:
Direct operating and maintenance	(379,459)	—	(379,459)
Workover	(76,376)	—	(76,376)
Adjusted general and administrative expense(2)	(95,841)	(1,919)	(97,760)
Net cash received (paid) on settled derivative instruments	(14,941)	—	(14,941)
Interest expense	(145,896)	(206)	(146,102)
Other segment items:
Other(3)	(24,389)	(8,414)	(32,803)
Depreciation, depletion and amortization	(748,958)	(46)	(749,004)
Accretion expense	(87,053)	—	(87,053)
Mark-to-market derivative fair value gain (loss)	56,472	—	56,472
Equity-based compensation expense	(8,812)	(47)	(8,859)
Gain on TLCS Divestiture(4)	—	100,482	100,482
Equity method investment income (loss)	(1,084)	(7,970)	(9,054)
Gain (loss) on extinguishment of debt	(60,256)	—	(60,256)
Income tax benefit (expense)	12,525	(8,080)	4,445
Net income (loss)	(85,685)	73,800	$(11,885)

Segment Expenditures	$447,447	$17,519	$464,966

(1)
The CCS Segment was an emerging business in the start-up phase of operations and the business did not generate any revenues.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation. Corporate overhead allocated to the Upstream Segment and CCS Segment was $55.2 million and $0.4 million, respectively.
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

Reconciliations

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Nine Months Ended September 30,
	2025	2024
Segment Expenditures:
Total reportable segments	$439,499	$464,966
Change in capital expenditures included in accounts payable and accrued liabilities	15,213	4,772
Plugging & abandonment	(90,078)	(86,074)
Decommissioning obligations settled	(1,227)	(5,094)
Investment in Talos Mexico	(1,996)	(2,108)
Investment in CCS intangibles and equity method investees	—	(17,519)
Deferred payments	(1,632)	(1,791)
Other	1,858	(1,955)
Exploration, development and other capital expenditures	$361,637	$355,197

Note 15 — Subsequent Events

Surety Arrangements and Collateral Requirements

See Note 13 — Commitments and Contingencies — Performance Obligations — Subsequent Event for additional information.

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

Significant Developments

The following significant developments have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2025.

Operational Updates — During the three months ended September 30, 2025, we achieved earlier-than-expected resumption of production at the Sunspear well following an early failure of the surface-controlled subsurface safety valve and a successful exploratory discovery at the Daenerys well.

Share Repurchase Program — During the three months ended September 30, 2025, we repurchased 5.0 million shares for $48.1 million exclusive of broker commissions under our share repurchase program, which was previously authorized by our Board of Directors (the “Board”), resulting in $97.3 million available under the share repurchase program. See “Liquidity and Capital Resources — Share Repurchase Program” for additional information.

Chief Financial Officer Transition — On May 16, 2025, Sergio L. Maiworm, Jr. informed the Board that he was resigning from his position as Executive Vice President and Chief Financial Officer of the Company, effective as of June 27, 2025. In connection with and following Mr. Maiworm’s resignation, effective as of June 28, 2025, Gregory Babcock was appointed as Interim Chief Financial Officer to serve until a permanent Chief Financial Officer was appointed by the Board. On August 12, 2025, the Board appointed Mr. Zachary B. Dailey to serve as the Company’s Executive Vice President and Chief Financial Officer and principal financial officer, effective August 18, 2025.

Surety Arrangements and Collateral Requirements — In early November 2025, we entered into various collateral funding and security arrangements (“CFSAs”) to establish limits on the amount of aggregate collateral that our surety providers can require us to post. In exchange for our agreement to post maximum amounts of collateral through July 1, 2031 and spend a minimum amount on annual plugging and abandonment activities each year through 2030, the surety providers agreed not to (1) require additional collateral in excess of the agreed and scheduled amounts on existing surety bonds; (2) draw on collateral posted for the benefit of the sureties except under limited circumstances; (3) seek remedies for breaches of any surety agreement that are not an “Event of Default” as defined in the primary CFSA; or (4) cancel, or attempt to cancel, existing bonds unless requested by us.

For the three years commencing January 1, 2026 and for the subsequent two years commencing January 1, 2029, we are required to spend $90.0 million and $45.0 million on plugging and abandonment activities on an annual basis, respectively, compared to the Company’s 2025 plugging and abandonment budget of $100.0 million to $120.0 million.

As of September 30, 2025, we had surety bonds totaling approximately $1.5 billion primarily related to plugging and abandonment activities. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies — Performance Obligations — Subsequent Event ” for the estimated collateral funding commitments under the CFSAs. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Financial Assurance Market Outlook.”

The CFSAs generally contain certain events of default which, if triggered and not cured by us within the cure period, would terminate the standstill period and provide the sureties their full rights under their respective surety and indemnity agreements, including the right to call collateral. Events of default include, but are not limited to, the failure to maintain liquidity of $200.0 million or above a specified credit rating. However, if an event of default were to occur, it is anticipated we would be in a similar position than if we had not entered into the CFSAs given that the surety providers already have the right to demand collateral under existing surety bonds.

The CFSAs provide a multi-year framework to efficiently address the Company’s collateral commitments and abandonment activities, while strengthening the relationship with our surety providers and supporting our long-term operational strategy.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

Amberjack Acquisition — On July 22, 2025, we completed the acquisition of an additional 75.2% and 50.0% working interest in U.S. Gulf of America Mississippi Canyon blocks 108 and 110, respectively (the “Amberjack Acquisition”). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

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

During the second quarter of 2024, Helix dry-docked the HP-I. After conducting sea trials, production resumed in mid-June, resulting in a total shut-in period of 52 days. The shut-in resulted in an estimated deferred production of approximately 1.6 MBoepd for the nine months ended September 30, 2024, respectively, based on production rates prior to the shut-in.

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

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil, natural gas and NGLs have been volatile and have remained so during 2025 due in part to geopolitical tensions, the global economy, demand fluctuations, oversupply and macroeconomic uncertainty. As such, oil, natural gas and NGL prices have been, and may continue to be, subject to wide fluctuations. Outlooks for crude oil and natural gas prices remain mixed, with some industry sources and analysts expecting prices to soften in 2026 while others anticipate improvement over 2025 levels, reflecting the ongoing unpredictability of global energy markets that will continue to influence the importance of maintaining financial and operational flexibility. Our revenues, cash flow, profitability, access to capital, capital expenditures, and liquidity are directly influenced by commodity prices, and sustained lower prices could adversely affect our financial results. We use hedging instruments to reduce the impact of near-term price volatility. We also anticipate continuing to operate our business in a volatile market by prioritizing high-return development projects, focusing on cost control measures, and maintaining a strong balance sheet to provide financial, operational and capital spending flexibility under a range of price scenarios. We continue to monitor commodity price trends closely and will modify our plans within our strategy as appropriate. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of September 30, 2025.

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

In September 2025, the U.S. Federal Reserve (the “Federal Reserve”) lowered its benchmark interest rate by a quarter of a percentage point to a range of 4.00%-4.25%. The Federal Reserve’s decision was driven by a weakening job market, though inflation remains a concern. In October 2025, the Federal Reserve lowered its benchmark interest rate by an additional quarter of a percentage point. Future changes to the benchmark interest rate remain uncertain.

Impact of Prolonged Increases in Tariffs —We continue to monitor changes in global trade policies, including tariff increases, and the impact on our business while evaluating actions to mitigate the impact on our business, results of operations, and financial condition. On September 9, 2025, the U.S. Supreme Court agreed to an expedited review of two cases on tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”) with oral arguments scheduled for early November 2025. President Trump’s previous IEEPA-based tariffs remain in effect pending the outcome of the U.S. Supreme Court decisions. The imposition of additional or any prolonged increases in global tariffs could have a material impact on our financial condition and results of operations in fiscal year 2025 and beyond.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. As a result of the Company’s ceiling test computations, an impairment of its U.S. oil and natural gas properties was recorded during both the three and nine months ended September 30, 2025 of $60.2 million and $284.1 million, respectively. At September 30, 2025 our ceiling test computation was based on SEC pricing of $67.19 per Bbl of oil, $3.48 per Mcf of natural gas and $20.76 per Bbl of NGLs. No impairments were recorded during the three and nine months ended September 30, 2024. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment” for additional information.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning October 1, 2024 and ending September 1, 2025 used in the determination of the SEC pricing was 10% lower, resulting in $60.41 per Bbl of oil, $3.16 per Mcf of natural gas and $20.77 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been further impaired by approximately an additional $726.5 million assuming all other factors remained constant.

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

Financial Assurance Market Outlook — As a result of a number of surety companies leaving the offshore surety market due in part to adverse developments in restructurings and bankruptcies of companies operating in the OCS, there continues to be significant uncertainty in the current market availability of surety bonds for projects and companies operating in the OCS. As such, the ability to obtain new surety bonds on commercially reasonable terms without collateral obligations may be limited. Moreover, under our existing surety agreements, surety companies have the right to demand collateral. If we are required to provide the full amount of collateral in the form of cash or letters of credit under our Bank Credit Facility, our liquidity position could be significantly impacted.

In early November 2025, we entered into CFSAs to establish limits on the amount of aggregate collateral that our surety providers can require us to post through 2031. See Part I, Item 1. “Financial Statements — Note 13 — Commitment and Contingencies — Performance Obligations — Subsequent Event ” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments” for additional information.

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

Future Offshore Leasing — Pursuant to OCSLA, the President may withdraw from disposition any of the unleased lands of the OCS. On January 6, 2025, former President Biden issued two memoranda (“Withdrawal Memoranda”) under OCSLA that withdrew approximately 625 million acres of the U.S. OCS, including the Eastern Planning Area of the Gulf of America from being considered for new oil or natural gas leases, including for exploration, development and production. However, the Western and Central Planning Areas in the Gulf of America were not included in President Biden’s withdrawal.

On January 20, 2025, President Trump issued an Executive Order revoking President Biden’s Withdrawal Memoranda and the U.S. Secretary of the Interior subsequently issued an order directing the DOI to “take all actions available to expedite the leasing of the OCS for oil and gas exploration and production.” Both President Biden’s and President Trump’s actions described above with respect to OCSLA have been challenged in federal district courts. On October 2, 2025, the Western District Court of Louisiana found in part for the plaintiffs challenging the Withdrawal Memoranda, which included the States of Louisiana, Alaska, Georgia and Mississippi, the Gulf Energy Alliance and the American Petroleum Institute, and ruled that the Withdrawal Memoranda are unlawful because they exceed the authority granted to the President under OCSLA. The challenge to President Trump’s revocation of the Withdrawal Memoranda remains ongoing.

Earlier in 2025, the Secretary of the Interior directed BOEM to initiate steps to develop a new schedule for offshore oil and gas lease sales in the OCS, which, once finalized, will be the 11th National OCS Program replacing the current 2024-2029 National OCS Program that includes just three lease sales in the Gulf of America. In June 2025, the comment period closed regarding BOEM’s notice requesting information and comments on the preparation of the 11th National OCS Program. We cannot determine when the 11th National OCS Program will be finalized, or how many lease sales will be scheduled.

The One Big Beautiful Bill Act (“OBBBA”), signed into law by President Trump on July 4, 2025, mandates that the BOEM conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available) in the Central and Western Gulf of America Planning Areas for the next 15 years, with at least one of these lease sales to be held by December 15, 2025. The OBBBA reduces the royalty rate for Gulf of America leases acquired at these sales to a minimum of 12.5% (pre-Inflation Reduction Act rates) but not greater than 16.67%. On August 19, 2025, the DOI announced the schedule for the 30 OBBBA-mandated Gulf of America lease sales, the first of which, now named the Big Beautiful Gulf 1 Lease Sale, is set to be held on December 10, 2025. This lease sale will take the place of the previously announced Lease Sale 262, which has been deferred by BOEM. BOEM expects to publish the Final Notice of Sale for this lease sale at least 30 days prior to the scheduled lease sale date. The remaining lease sales are expected to be held each March and August for the years 2026 through 2039, with the last of these mandated Gulf of America lease sales expected in March 2040.

Executive, judicial and/or administrative action resulting in the withdrawal of OCS areas from consideration for new leasing activities or delays in scheduling OCS lease sales, particularly if such actions affect the Western and Central Planning Areas of the Gulf of America in which we currently or seek to operate, could have a material adverse effect on our ability to obtain new OCS leases and develop new assets, as well as negatively impact our financial condition and results of operations. Further, the U.S. federal government shut down on October 1, 2025. A prolonged government shutdown or other resulting restrictions on federal agency operations could result in delays or interruptions in future federal lease sales, and in particular, the upcoming federal lease sales under OBBBA in December 2025 and March 2026. As such, the timing of anticipated lease sales could be uncertain.

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

Potential Impact of a Prolonged Government Shutdown — The U.S. federal government shut down on October 1, 2025. While we do not currently anticipate that our operations will be significantly impacted, a prolonged federal government shutdown, lapse in federal appropriations or other resulting restrictions on federal agency operations could result in delays or interruptions in future federal lease sales, permitting, inspections, approvals, decommissioning plans, and other agency actions (including actions by BOEM, BSEE, U.S. Coast Guard) upon which our offshore exploration, development and production activities in the U.S. Gulf of America depend. If any such delays are prolonged, it could increase project timelines, cause suspension or postponement of planned drilling plans and capital projects, increase other costs or delay revenues, which could have a material adverse effect on our business, results of operations and cash flows. In addition, a prolonged federal government shutdown could affect supply-chain timing and create macroeconomic uncertainty that affects commodity and capital markets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Oil	$400,210	$467,605	$(67,395)	$1,214,128	$1,368,234	$(154,106)
Natural gas	41,306	25,930	15,376	133,456	75,688	57,768
NGL	8,537	15,751	(7,214)	40,249	44,461	(4,212)
Total revenues	$450,053	$509,286	$(59,233)	$1,387,833	$1,488,383	$(100,550)

Production Volumes:
Oil (MBbls)	6,127	6,258	(131)	18,095	17,734	361
Natural gas (MMcf)	12,606	10,853	1,753	36,626	29,593	7,033
NGL (MBbls)	529	811	(282)	2,132	2,146	(14)
Total production volume (MBoe)	8,757	8,878	(121)	26,331	24,812	1,519

Daily Production Volumes by Product:
Oil (MBblpd)	66.6	68.0	(1.4)	66.3	64.7	1.6
Natural gas (MMcfpd)	137.0	118.0	19.0	134.2	108.0	26.2
NGL (MBblpd)	5.8	8.8	(3.0)	7.8	7.8	(0.0)
Total production volume (MBoepd)	95.2	96.5	(1.3)	96.5	90.5	6.0

Average Sale Price Per Unit:
Oil (per Bbl)	$65.32	$74.72	$(9.40)	$67.10	$77.15	$(10.05)
Natural gas (per Mcf)	$3.28	$2.39	$0.89	$3.64	$2.56	$1.08
NGL (per Bbl)	$16.14	$19.42	$(3.28)	$18.88	$20.72	$(1.84)
Price per Boe	$51.39	$57.36	$(5.97)	$52.71	$59.99	$(7.28)
Price per Boe (including realized commodity derivatives)	$53.29	$58.05	$(4.76)	$54.80	$59.38	$(4.58)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended September 30, 2025 vs 2024			Nine Months Ended September 30, 2025 vs 2024
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$(57,607)	$(9,788)	$(67,395)	$(181,957)	$27,851	$(154,106)
Natural gas	11,186	4,190	15,376	39,764	18,004	57,768
NGL	(1,738)	(5,476)	(7,214)	(3,922)	(290)	(4,212)
Total revenues	$(48,159)	$(11,074)	$(59,233)	$(146,115)	$45,565	$(100,550)

Three Months Ended September 30, 2025 and 2024 Volumetric Analysis — Production volumes decreased by 1.3 MBoepd to 95.2 MBoepd. The decrease was primarily due to 9.4 MBoepd well performance and natural production declines. This decrease was partially offset by 4.2 MBoepd less of deferred production resulting from disruptions due to weather events in the U.S. Gulf of America in the corresponding period in 2024. Additionally, there was 4.0 MBoepd of incremental production from our Katmai West #2 well, which commenced initial production in June 2025.

Nine Months Ended September 30, 2025 and 2024 Volumetric Analysis — Production volumes increased by 6.0 MBoepd to 96.5 MBoepd. The increase was primarily due to 8.4 MBoepd in production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024. Production volumes also increased 3.6 MBoepd due to the recompletion of one of our operated Brutus wells, which commenced initial production in July 2024. Additionally, there was an increase of 1.4 MBoepd of production from our Katmai West #2 well, which commenced initial production in late June 2025. These increases were partially offset by a decrease of 9.9 MBoepd due to well performance and natural production.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease operating expenses	$133,718	$163,347	$398,494	$455,835
Lease operating expenses per Boe	$15.27	$18.40	$15.13	$18.37

Three Months Ended September 30, 2025 and 2024 — Lease operating expense for the three months ended September 30, 2025 decreased by approximately $29.6 million, or 18%. This was primarily due to a $39.4 million decrease in facility and major well workover expenses at the Gunflint Field compared to the same period in 2024.

Nine Months Ended September 30, 2025 and 2024 — Lease operating expense for the nine months ended September 30, 2025 decreased by approximately $57.3 million, or 13%. This was due to a $47.6 million decrease in facility and workover expenses primarily related to the HP-1 dry-dock and major well workover expenses at the Phoenix Field and the Garden Banks 506 Field compared to the same period in 2024. Additionally, there was a $32.0 million decrease in facility and workover expenses at the Gunflint Field compared to the same period in 2024. This was partially offset by a $13.0 million increase in direct lease operating expenses due to the QuarterNorth Acquisition that closed in late first quarter of 2024.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization	$262,637	$274,249	$813,059	$749,004

Three Months Ended September 30, 2025 and 2024 — Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2025 decreased by approximately $11.6 million, or 4%. This decrease was primarily driven by a decrease of $0.89 per Boe, or 3%, in the depletion rate on our proved oil and natural gas as well as a reduction in production volumes. The change in the DD&A rate between periods and decreased production volumes caused DD&A expense to decrease by $7.8 million and $3.7 million, respectively.

Nine Months Ended September 30, 2025 and 2024 — DD&A expense for the nine months ended September 30, 2025 increased by approximately $64.1 million, or 9%. This was due to increased production volumes of 6.0 MBoepd discussed above. Additionally, there was an increase of $0.71 per Boe, or 2%, in the depletion rate on our proved oil and natural gas properties due to an increase in our proved properties primarily related to the assets acquired as part of the QuarterNorth Acquisition, which is further discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” Increased production volumes and the change in the DD&A rate between periods caused DD&A expense to increase by $45.8 million and $18.7 million, respectively.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Upstream Segment	$41,547	$42,443	$115,592	$149,558
CCS Segment	—	(577)	—	10,396
Total general and administrative expense	$41,547	$41,866	$115,592	$159,954

Upstream general and administrative expense per Boe	$4.74	$4.78	$4.39	$6.03

Three Months Ended September 30, 2025 and 2024 — General and administrative expense was relatively flat for the three months ended September 30, 2025 compared to the same period in 2024. There were no significant variances between the periods.

Nine Months Ended September 30, 2025 and 2024 — General and administrative expense for the nine months ended September 30, 2025 decreased by approximately $44.4 million, or 28%. This decrease was primarily driven by Upstream Segment transaction costs, severance costs and additional general and administrative expenses incurred in 2024 relating to the QuarterNorth Acquisition of $45.8 million or $2.61 per Boe. Additionally, there was a decrease in the CCS Segment transaction costs, severance costs and expenses of $11.0 million due to the divestiture of our CCS business. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. This decrease was partially offset by an increase in non-cash equity-based compensation of $4.7 million compared to the same period in 2024. See Part I, Item 1. “Financial Statements — Note 9 — Employee Benefits Plans and Share-Based Compensation” for additional information.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accretion expense	$30,764	$29,418	$93,704	$87,053
Impairment of oil and natural gas properties	$60,209	$—	$284,090	$—
Other operating (income) expense	$7,272	$(23,363)	$(1,115)	$(110,467)
Interest expense	$40,847	$46,275	$122,585	$146,102
Price risk management activities (income) expense	$(4,226)	$(126,291)	$(75,228)	$(41,531)
Equity method investment (income) expense	$(639)	$544	$37	$9,054
Other (income) expense	$(2,051)	$(3,267)	$(11,282)	$48,465
Income tax (benefit) expense	$(24,204)	$18,111	$(60,721)	$(4,445)

Three Months Ended September 30, 2025 and 2024 —

Impairment of oil and natural gas properties — During the three months ended September 30, 2025, we recorded a $60.2 million impairment of our oil and natural gas properties. The impairment is a result of our ceiling test evaluation as described in Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.”

Other Operating (Income) Expense — During the three months ended September 30, 2025, we derecognized $8.9 million related to a previously recognized deferred payment that was due in October 2025 as significant doubt existed that the payment would be collected. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. During the three months ended September 30, 2024, an incremental $13.5 million gain related to the recognition of contingent consideration from the sale of our wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. (the “TLCS Divestiture”) as well as a $7.0 million increase in fair value of a service credit acquired via the QuarterNorth Acquisition.

Interest Expense — During the three months ended September 30, 2025, we recorded $40.8 million of interest expense compared to $46.3 million during the three months ended September 30, 2024. The change is primarily due to a $5.3 million decrease in interest expense related to the Bank Credit Facility as a result of paying off all borrowings under our Bank Credit Facility balance prior to December 31, 2024. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Price Risk Management Activities — The income of $4.2 million for the three months ended September 30, 2025 consists of $16.6 million in cash settlement gains offset by $12.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts. The income of $126.3 million for the three months ended September 30, 2024 consists of $120.2 million in non-cash gains from the increase in the fair value of our open derivative contracts and $6.1 million in cash settlement gains.

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

Income Tax (Benefit) Expense — During the three months ended September 30, 2025, we recorded $24.2 million of income tax benefit compared to $18.1 million of income tax expense during the three months ended September 30, 2024. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

Nine Months Ended September 30, 2025 and 2024 —

Accretion Expense — During the nine months ended September 30, 2025, we recorded $93.7 million of accretion expense compared to $87.1 million during the nine months ended September 30, 2024. The change is largely the result of a $3.9 million increase in accretion associated with the asset retirement obligations assumed as part of the QuarterNorth Acquisition. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Impairment of oil and natural gas properties — During the nine months ended September 30, 2025, we recorded a $284.1 million impairment of our oil and natural gas properties. The impairment is a result of our ceiling test evaluation as described in Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.”

Other Operating (Income) Expense — During the nine months ended September 30, 2024, we recognized a gain of $100.4 million related to the TLCS Divestiture. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Interest Expense — During the nine months ended September 30, 2025, we recorded $122.6 million of interest expense compared to $146.1 million during the nine months ended September 30, 2024. The change is primarily due to a $17.6 million decrease in interest expense related to the Bank Credit Facility as a result of paying off all borrowings under our Bank Credit Facility balance prior to December 31, 2024. Additionally, there was a decrease of $4.9 million of fees associated with an unutilized bridge loan during the corresponding period in 2024. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Price Risk Management Activities — The income of $75.2 million for the nine months ended September 30, 2025 consists of $55.1 million in cash settlement gains and $20.1 million in non-cash gains from the increase in the fair value of our open derivative contracts. The income of $41.5 million for the nine months ended September 30, 2024 consists of $56.5 million in non-cash gains from the increase in the fair value of our open derivative contracts and $14.9 million in cash settlement losses.

Equity Method Investment (Income) Expense — During the nine months ended September 30, 2024, we recorded equity losses of $9.1 million primarily attributable to the CCS Segment.

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

Income Tax (Benefit) Expense — During the nine months ended September 30, 2025, we recorded $60.7 million of income tax benefit compared to $4.4 million of income tax benefit during the nine months ended September 30, 2024. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

Supplemental Non-GAAP Measure

EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to Talos Energy Inc.

“EBITDA,” “Adjusted EBITDA” and “Adjusted EBITDA attributable to Talos Energy Inc.” are non-GAAP financial measures used to provide management and investors with (i) additional information to evaluate, with certain adjustments, items required or permitted in calculating covenant compliance under our debt agreements, (ii) important supplemental indicators of the operational performance of our business, (iii) additional criteria for evaluating our performance relative to our peers and (iv) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to Talos Energy Inc. have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP or as alternatives to net income (loss), operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

We define these as the following:

•
EBITDA — Net income (loss) attributable to Talos Energy Inc. plus net income (loss) attributable to noncontrolling interest, plus interest expense, income tax benefit (expense), depreciation, depletion and amortization, and accretion expense.
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
•
Adjusted EBITDA attributable to Talos Energy Inc. — Adjusted EBITDA, less adjustments for noncontrolling interest.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Talos Energy Inc.	$(95,905)	$88,173	$(291,710)	$(11,885)
Net income (loss) attributable to noncontrolling interest	(3)	—	(3)	—
Net income (loss)	(95,908)	88,173	(291,713)	(11,885)
Interest expense	40,847	46,275	122,585	146,102
Income tax (benefit) expense	(24,204)	18,111	(60,721)	(4,445)
Depreciation, depletion and amortization	262,637	274,249	813,059	749,004
Accretion expense	30,764	29,418	93,704	87,053
EBITDA	214,136	456,226	676,914	965,829
Impairment of oil and natural gas properties	60,209	—	284,090	—
Transaction and other (income) expenses(1)	9,253	(17,687)	3,901	(60,215)
Decommissioning obligations(2)	316	2,725	235	7,762
Derivative fair value (gain) loss(3)	(4,226)	(126,291)	(75,228)	(41,531)
Net cash received (paid) on settled derivative instruments(3)	16,605	6,071	55,087	(14,941)
(Gain) loss on debt extinguishment	—	—	—	60,256
Non-cash equity-based compensation expense	4,955	3,315	13,499	8,859
Adjusted EBITDA	301,248	324,359	958,498	926,019
Less: adjustment for noncontrolling interest	8	—	8	—
Adjusted EBITDA attributable to Talos Energy Inc.	$301,240	$324,359	$958,490	$926,019

(1)
For the three months ended September 30, 2024, transaction expenses included $4.7 million in severance expense related to the departure of the Company’s former President and Chief Executive Officer. For the nine months ended September 30, 2024, transaction expenses include $38.8 million in costs related to the QuarterNorth Acquisition, inclusive of $22.3 million in severance expense, and $8.4 million in costs related to the TLCS Divestiture, inclusive of a net $2.9 million in severance expense. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the three and nine months ended September 30, 2025, it includes the derecognition of $8.9 million related to a deferred payment that was deemed uncollectible. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” For the three and nine months ended September 30, 2024, it includes a gain of $13.5 million and $100.4 million related to the TLCS Divestiture, respectively. See further discussion in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures.” Additionally, for the three and nine months ended September 30, 2024, it includes a gain of $7.0 million and $9.5 million, respectively, related to an increase in fair value of a service credit acquired via the QuarterNorth Acquisition.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our Bank Credit Facility (as defined herein). Our primary uses of cash are for capital expenditures, working capital, debt service, share repurchases, future collateral payments and for general corporate purposes. The cost of borrowing under our Bank Credit Facility is influenced by changes in the federal funds rate. As interest rates increase, it becomes more expensive to borrow money while interest rate cuts make it less expensive to borrow money.

Our Bank Credit Facility currently has a borrowing base of $700.0 million. Our available liquidity (cash plus available capacity under the Bank Credit Facility) was $989.4 million as of September 30, 2025. Our liquidity has increased since December 31, 2024 due to a higher cash balance offset by reduced borrowing capacity under the Bank Credit Facility. Letters of credit that are outstanding reduce the available revolving credit commitments. The next redetermination of our borrowing base is expected in the fourth quarter of 2025. The borrowing base in reserve-based lending, which is influenced by banking regulations and guidelines, is a dynamic figure subject to regular redeterminations. Changes in reserve estimations (e.g., lower production forecasts or reduced proved reserves), downward adjustments to the lender's internal price deck (i.e., commodity price expectations) and ongoing production can lead to a reduction in the borrowing base, impacting available liquidity under our Bank Credit Facility.

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

Capital Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2025 (in thousands):

U.S. drilling & completions	$270,578
Asset management(1)	24,520
Seismic and G&G, land, capitalized G&A and other	51,100
Total capital expenditures	346,198
Plugging & abandonment	90,078
Decommissioning obligations settled(2)	1,227
Investment in Mexico	1,996
Total	$439,499

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the Bank Credit Facility, provide sufficient liquidity to fund the remaining portion of our 2025 capital spending program of $480.0 million to $520.0 million and plugging & abandonment and decommissioning obligations of $100.0 million to $120.0 million. However, our ability to (i) generate sufficient cash flows from operations, (ii) obtain future borrowings under the Bank Credit Facility, and (iii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to take additional future actions on an opportunistic basis. To address further changes in the financial or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Surety Agreements and Collateral Requirements — The CFSAs require us to post agreed upon amounts of collateral through July 1, 2031. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments” for additional information on estimated collateral funding commitments under the CFSAs. The collateral requirements may be secured by cash or letters of credit which will reduce our liquidity.

Share Repurchase Program — Since the Board initially approved a share repurchase program of $100.0 million on March 20, 2023, the Board has approved increases in share repurchase capacity of $150.0 million on July 22, 2024 and approximately $42.5 million on March 25, 2025, for a total aggregate repurchase capacity of approximately $292.5 million, with approximately $97.3 million remaining under the authorized program as of September 30, 2025. During the three and nine months ended September 30, 2025, we repurchased approximately 5.0 million and 11.1 million shares for $48.1 million and $102.7 million, respectively, exclusive of broker commissions. Since the inception of our share repurchase program in March 2023, we have repurchased an aggregate of 18.5 million shares under our authorized program for a total amount of $195.2 million, exclusive of broker commissions. The share repurchase program has no set term limits. All repurchased shares are held in treasury.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating activities	$734,046	$613,256
Investing activities	$(404,687)	$(1,168,024)
Financing activities	$(135,382)	$569,714

Operating Activities — Cash flows from operating activities favorably changed $120.8 million in the nine months ended September 30, 2025 compared to the corresponding period in 2024. The change between periods is primarily attributable to a $157.1 million increase in cash from earnings after non-cash items, as presented in the Condensed Consolidated Statements of Cash Flows under Part I, Item 1. “Financial Statements.” This increase was offset by a $32.3 million decrease in cash due to changes in working capital accounts across all categories of operating assets and liabilities. Working capital at any specific point in time is subject to many variables, including commodity prices, production volumes, and the timing of cash receipts and payments.

Investing Activities — Cash used in investing activities changed $763.3 million in the nine months ended September 30, 2025 compared to the corresponding period in 2024. This is primarily due to $936.2 million in cash paid for acquisitions, net of cash acquired, related to the QuarterNorth Acquisition offset by cash proceeds of $142.0 million received from the TLCS Divestiture during the corresponding period in 2024. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information on the QuarterNorth Acquisition and TLCS Divestiture. Additionally, capital expenditures decreased $6.4 million.

Financing Activities — Cash flows related to financing activities changed $705.1 million in the nine months ended September 30, 2025 compared to the corresponding period in 2024. During the nine months ended September 30, 2024, the issuance of the Senior Notes in February 2024 generated $1,220.1 million after deferred financing costs. The net proceeds from the Senior Notes funded the $897.1 million redemption of the 12.00% Notes and the 11.75% Notes and partially funded the cash portion of the QuarterNorth Acquisition as discussed in our 2024 Annual Report. Additionally, on January 17, 2024, we entered into an underwritten public offering of 34.5 million shares of our common stock to partially fund the cash portion of the QuarterNorth Acquisition, which generated net proceeds of $387.7 million. During the nine months ended September 30, 2025, we repurchased $103.0 million of our common stock through our share repurchase program compared to $45.2 million in the corresponding period in 2024. See subsection entitled “— Liquidity and Capital Resources — Share Repurchase Program” for additional information. Furthermore, the Bank Credit Facility had no activity during the nine months ended September 30, 2025 compared to net borrowings of $75.0 million during the corresponding period in 2024. During the nine months ended September 30, 2025, we had deferred payments of $13.0 million primarily related to our acquisition of a 21.4% non-operated working interest in the Monument Project. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

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

Material Cash Requirements

We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements. There have been no material changes to our contractual obligations since those reported in our 2024 Annual Report except for (i) an executed vessel commitment that will result in an additional gross commitment of $61.1 million through 2026 and (ii) obligations under the CFSAs that require us to spend an aggregate minimum amount on plugging and abandonment activities of $90.0 million per year for the three years commencing January 1, 2026 and $45.0 million per year for the subsequent two years commencing January 1, 2029.

Performance Obligations — As of September 30, 2025, we had outstanding performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of America. Additionally, we had outstanding letters of credit issued under our Bank Credit Facility totaling $43.3 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report subsection entitled “— Known Trends and Uncertainties — Financial Assurance Requirements” and “— Known Trends and Uncertainties — Financial Assurance Market Outlook” for additional information on BOEM’s supplemental bonding requirements and the potential lack of surety bond capacity to comply with BOEM’s financial assurance requirements, which could have a material adverse effect on our business, properties, results of operations and financial condition.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report, including in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risks and other cautionary statements described in this Quarterly Report, our 2024 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2024 Annual Report or our other recent SEC filings, including our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our repurchase of shares of common stock during the three months ended September 30, 2025 (in thousands, except for the share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program
July 1, 2025- July 31, 2025	—	$—	—	$145,448
August 1, 2025- August 31, 2025	2,326,870	$9.65	2,326,870	$123,004
September 1, 2025- September 30, 2025	2,654,600	$9.67	2,654,600	$97,330
Total	4,981,470	$9.66	4,981,470

(1)
Refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Talos Energy Inc.

Date:	November 5, 2025	By:	/s/ Zachary B. Dailey
Zachary B. Dailey
Executive Vice President and Chief Financial Officer