Form 10-K
period 2025-12-31
TALOS ENERGY INC.
filed 2026-02-25
CIK 1724965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2025, was $1,106,796,185.

The number of shares of registrant’s Common Stock outstanding as of February 17, 2026 was 168,514,683.

Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

MBopd — One thousand barrels of oil per day.

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

PV-10 — The present value, discounted at 10% annually, of estimated future revenues to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production costs, future development costs, and abandonment costs using prices and costs as of the date of estimation without future escalation, without giving effect to (i) non-property related expenses such as general and administrative expenses, derivatives, debt service and future income tax expense or (ii) depreciation, depletion and amortization expense.

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

Shelf — Water depths of up to 600 feet.

Standardized Measure — The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the SEC and the Financial Accounting Standards Board (using prices and costs in effect as of the date of estimation), less future development costs, production costs, abandonment costs, and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “potential,” “forecast,” “may,” “objective,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements may include, but are not limited to, statements about:

•
business strategy;
•
estimated or recoverable resources and reserves;
•
drilling prospects, inventories, projects and programs;
•
our ability to replace the reserves that we produce through drilling, acquisitions, recompletions or enhanced recovery;
•
financial strategy, borrowing base under our credit agreement, availability of financing sources and under our credit facility, liquidity position and capital required for our development program, acquisitions and other capital expenditures;
•
realized oil and natural gas prices;
•
changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements including such changes that may be implemented by the current or future administrations or foreign governments, and the impact of such policies on us, our customers and suppliers and the global economic environment;
•
volatility in the political, legal and regulatory environments where we currently or in the future may operate;
•
risks related to future mergers and acquisitions, including the risk that we may fail to realize the expected benefits of any such transaction;
•
timing and amount of future production of oil, natural gas and NGLs, including a potential increase in OPEC oil supply and any related impact on global oil prices and domestic oil production;
•
our hedging strategy and results;
•
future drilling plans;
•
availability of pipeline connections and other infrastructure on economic terms;
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
•
costs of developing, acquiring or abandoning properties;
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
•
our strategy, timeline and results with respect to our investment in the Zama asset;
•
uncertainty regarding our future operating results and our future revenues and expenses;
•
anticipated capital efficiency, margin enhancement and organizational improvements and additional cash flow;
•
our ability to obtain surety bonds on commercially reasonable terms; expected collateral requirements under existing or future surety agreements; market factors impacting the availability of surety bonds;
•
the amount of collateral required to be posted from time to time in our hedging transactions, letters of credit, surety bonds and other secured debt;
•
impact of new accounting pronouncements on earnings in future periods; and
•
plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; foreign wars and conflicts, including the lack of a resolution to the war in Ukraine and ongoing hostilities in Israel and the Middle East and recent U.S. intervention in Venezuela, and their impact on commodity markets; the impact of any pandemic and governmental measures related thereto; lack of necessary infrastructure, transportation and storage capacity as a result of oversupply, government and regulations; political risks, including a global trade war or the impact of any prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future drilling plans and opportunities; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats and incidents; elevated inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current and future discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; changes in U.S. trade and labor policies, including the imposition of increased tariffs and the resulting consequences; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A. Risk Factors which are included herein.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions used by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions upward or downward of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

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

SUMMARY RISK FACTORS

Risks Related to our Business and the Oil and Natural Gas Industry

•
Oil and natural gas prices are volatile and prolonged price declines could materially adversely affect our business, financial condition, results of operations, cash flows, access to capital, and our ability to replace and grow future production.
•
If we are unable to replace oil and natural gas reserves, we may not be able to sustain or grow our business.
•
Future exploration and drilling results are uncertain and involve substantial costs.
•
Our current operations are primarily concentrated in a single geographic region, making us vulnerable to regional risks.
•
Global geopolitical tensions may increase volatility in oil, gas and NGL prices and could adversely affect our business.
•
Our actual recovery of reserves may differ substantially from our proved reserve estimates.
•
Our future asset retirement obligations, including plugging and abandonment expenditures and decommissioning costs, are difficult to predict, may vary significantly from period to period and could materially adversely affect our current and future financial results.
•
We risk losing leases if we cannot drill before such leases expire.
•
We depend on infrastructure to market and deliver our production.
•
Inflation and interest rate changes could increase our costs.
•
We may not be able to obtain sufficient surety bonds on reasonably acceptable terms to conduct our business.
•
Technology and cybersecurity threats could disrupt our operations and cause reputational and financial harm to our business.
•
We have limited control over the activities on properties we do not operate.
•
Hedging transactions may limit our potential gains and expose us to other risks.
•
Compliance with environmental laws, including legal requirements related to marine life and endangered and threatened species, could increase our costs and limit operations.
•
Regulatory changes could restrict, delay or prohibit oil and natural gas exploration, development and production activities or access to leases, which could have a material adverse effect on our business, financial condition or results of operations.
•
Production shut-ins could increase costs and reduce future production.
•
Severe weather or public health events could disrupt production and reduce revenues.
•
We are not insured against all of the operating risks to which our business is exposed.
•
Our actual production could differ materially from our forecasts.
•
Our strategy emphasizes Deepwater exploration and development, which involves significantly higher operational and financial risks than operations in shallower waters. Deepwater activities in the Gulf of America are complex, capital‑intensive, and subject to a wide range of uncertainties.
•
Intense industry competition could limit our growth and increase costs.
•
The loss of a significant customer could materially reduce our revenue and materially adversely affect our business.
•
We rely on skilled and experienced personnel, and shortages in such personnel, higher labor costs or the loss of key management could adversely affect our ability to operate.
•
We have various contractual commitments. Our failure to satisfy these commitments could adversely affect our results of operations and financial position.
•
Changes in U.S. trade policy, including tariffs or other restrictions, could increase costs and adversely affect our business.
•
We may not realize expected benefits from future acquisitions, and integration challenges could harm our business.
•
Acquisitions and current assets expose us to potentially significant liabilities, including abandonment obligations.
•
Litigation outcomes could materially affect our financial condition.
•
Lower oil and natural gas prices and other factors have resulted in, and may in the future result in additional, ceiling test impairments and other impairments of our asset carrying values.

Risks Related to our Capital Structure and Ownership of our Common Stock

•
Our debt level and related covenants in our current or future credit agreement and indentures could restrict our operations, and failure to comply with the covenants could result in accelerated payment obligations.

•
The Carlos Slim family’s significant ownership and voting power may create conflicts of interest and influence shareholder votes and major strategic decisions.
•
A financial crisis or disruption in credit markets could limit our access to funding and adversely impact our ability to do business.
•
We require substantial capital to fund our operations and replace our production and may not be able to obtain financing on acceptable terms.
•
As a holding company, we depend on distributions from Talos Production Inc. and our subsidiaries to meet our obligations.
•
Future sales, or the perception of future sales, of our stock could lower our share price and dilute the holdings of our existing stockholders.
•
Stockholder activism could disrupt our business and harm our stock price.

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

Business Strategy

In June 2025, we announced our enhanced corporate strategy to position us as a leading pure-play offshore exploration and production company. Our strategy includes the following three pillars:

•
Improve the business every day. Target increased annualized free cash flow by improving our existing operations through capital efficiency, margin enhancement, commercial opportunities and general organizational improvements.
•
Grow production and profitability. Invest in high-margin organic projects, complemented by disciplined, accretive bolt-on acquisitions in Deepwater basins, which will enhance production and profitability.
•
Build a long-lived, scaled portfolio. Participate in greenfield developments, explore for large resource potential, acquire and develop projects with significant reserves, and evaluate opportunities within the Gulf of America and other conventional basins. A scaled portfolio will provide us with significant growth potential and ultimately the ability to generate long-term consistent free cash flow.

This strategy is underpinned by a disciplined capital allocation framework which prioritizes investing in projects expected to generate robust returns through commodity cycles, returning cash to shareholders, maintaining a strong balance sheet, and growing through selective opportunities.

Properties

U.S. Gulf of America

Our activities are primarily concentrated in the Deepwater area but we also have operations on the Shelf and Gulf Coast. The Deepwater region in the Central U.S. Gulf of America remains a vital basin and a core focus area for our exploration, development and operational activities. This region has a history of prolific production and ongoing exploration success, with further opportunities to unlock additional resources. We concentrate in areas characterized by clearly defined infrastructure, well-known production history and geological well control, which reduces operational and investment risk.

The following table sets forth a summary of certain key 2025 information regarding our areas of operation in the U.S.:

	Estimated Proved Reserves
	MBoe	% Oil	% Natural Gas	% NGLs	% Proved Developed	Net Production (MBoe)	% Operated
Deepwater	159,697	78%	15%	7%	78%	31,047	81%
Shelf & Gulf Coast	14,996	35%	52%	13%	85%	3,487	76%
Total United States	174,693	75%	19%	6%	78%	34,534	81%

As of December 31, 2025, our acreage, seismic and key facilities and fields in the U.S. are summarized in the illustration below:

Mexico

Our area of focus in Mexico is the Block 7, Zama Unit Area segment located within the Sureste Basin, a prolific proven hydrocarbon province, in the shallow waters off the coast of Mexico’s Tabasco state. In 2015, a Talos-led consortium (the “Block 7 Consortium”) was awarded a production sharing contract (“PSC”) covering Block 7 with a term of thirty years, extendable for two additional five-year periods. Talos Energy Mexico 7, S. de R.L. de C.V. (“Talos Mexico”) was named operator of Block 7. On March 22, 2022, Block 7 was unitized with a neighboring block operated by Petróleos Mexicanos (“PEMEX”).

Talos Mexico, the Mexican affiliates of Harbour Energy (“Harbour Energy”), and PEMEX hold gross interests of 17.35%, 32.22%, and 50.43%, respectively, in the unitized Zama Field. On December 19, 2025, the Mexican Ministry of Energy (“SENER”) approved the transfer of Block 7 operatorship from Talos Mexico to Harbour Energy. In addition, on December 29, 2025, SENER approved the transfer of operatorship of the Zama Field from PEMEX to Harbour Energy.

In September 2023, we closed the sale of a 49.9% equity stake in Talos Mexico to Zamajal, S.A. de C.V. (“Zamajal”), majority-owned by Grupo Carso, S.A.B. de C.V. (“Carso”) (the “2023 Mexico Divestiture”). In December 2024, we entered into an agreement to sell an additional 30.1% equity interest in Talos Mexico to Zamajal (the “Incremental Mexico Equity Sale”). While we anticipate the Incremental Mexico Equity Sale will close before the end of the second quarter of 2026, there can be no assurance that all of the conditions to closing, including obtaining necessary regulatory approvals, will be satisfied. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information on the 2023 Mexico Divestiture; Note 7 — Equity Method Investments for additional information on both Talos Mexico and the Incremental Mexico Equity Sale; and Note 14 — Related Party Transactions for additional information on Carso.

Summary of Reserves

The following table summarizes our estimated proved reserves which are all located in the United States:

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe	Standardized Measure (in thousands)	PV -10 (in thousands)
Consolidated Entities:
December 31, 2025
Proved developed producing	78,537	103,638	7,092	102,902		$2,419,008
Proved developed non-producing	22,494	52,782	2,552	33,843		438,503
Total proved developed	101,031	156,420	9,644	136,745		2,857,511
Proved undeveloped	29,595	38,180	1,990	37,948		331,526
Total proved	130,626	194,600	11,634	174,693	$2,804,857	$3,189,037
December 31, 2024
Proved developed producing	82,687	108,041	8,279	108,973		$2,875,948
Proved developed non-producing	25,792	67,098	4,454	41,429		715,006
Total proved developed	108,479	175,139	12,733	150,402		3,590,954
Proved undeveloped	34,569	42,835	2,132	43,840		609,770
Total proved	143,048	217,974	14,865	194,242	$3,564,204	$4,200,724
December 31, 2023
Proved developed producing	75,132	90,279	6,440	96,619		$2,911,256
Proved developed non-producing	23,093	51,544	3,517	35,200		388,794
Total proved developed	98,225	141,823	9,957	131,819		3,300,050
Proved undeveloped	12,590	38,048	2,016	20,947		198,768
Total proved	110,815	179,871	11,973	152,766	$3,043,488	$3,498,818

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 of our proved reserves (in thousands):

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Standardized measure	$2,804,857	$3,564,204	$3,043,488
Present value of future income taxes discounted at 10%	384,180	636,520	455,330
PV-10 (Non-GAAP)	$3,189,037	$4,200,724	$3,498,818

Development of Proved Undeveloped Reserves

The following table discloses our estimated proved undeveloped (“PUD”) reserve activities:

	Oil, Natural Gas and NGLs	Future Development Costs
	(MBoe)	(in thousands)
Consolidated Entities:
Proved undeveloped reserves at December 31, 2024	43,840	$881,182
Changes during the year:
Extensions and discoveries	123	—
Revisions of previous estimates	(1,134)	(8,436)
Acquired	4,880	86,722
Conversion to proved developed	(9,761)	(225,496)
Total proved undeveloped reserves changes	(5,892)	(147,210)
Proved undeveloped reserves at December 31, 2025	37,948	$733,972

Our PUD reserves at December 31, 2025 decreased by 5.9 MMBoe, or 13% primarily due to:

Revisions of Previous Estimates — Downward revisions of 1.1 MMBoe are primarily related to the derecognition of approximately 2.0 MMBoe of PUD reserves associated with our South Timbalier 308 Field in the Deepwater area, resulting from a reassessment of the drilling and development plan following successful drilling at the Katmai Field. These downward revisions were partially offset by certain positive revisions at our Brutus Field driven by economics.

Acquired — Acquired PUD reserves of 4.9 MMBoe is primarily comprised of 4.5 MMBoe attributable to the acquisition of an incremental non-operated working interest in the Monument oil discovery (the “Monument Project”) in the Deepwater area. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Conversion to Proved Developed — Conversions of 9.8 MMBoe are primarily attributable to successful conversion of proved undeveloped reserves at our Gunflint Field, Sunspear Field, Cardona Field, and Ewing Bank 953 Field, which are all located in the Deepwater area.

We annually review all PUD reserves to ensure an appropriate plan for development exists. Our PUD reserves are required to be converted to proved developed reserves within five years of the date they are first booked as PUD reserves, unless the reserves are associated with an existing producing zone. Future development costs associated with our PUD reserves at December 31, 2025 totaled $734.0 million, of which $703.5 million is attributable to our Deepwater area. When considering capital expenditures associated with exploration projects and abandonment obligations, we expect to fund the development of PUD reserves using cash flows from operations and, if needed, availability under the Company’s senior reserve-based revolving credit facility (the “Bank Credit Facility”), in each future annual period prior to the five year expiration. Our 2026 drilling program includes development of PUD reserves, and the conversion rate may not be uniform due to obligatory wells, newly acquired PUD reserves and production performance targets.

Internal Controls over Reserve Estimates and Reserve Estimation Procedures

At December 31, 2025 and 2024, all proved reserves were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers and geologists. At December 31, 2023, proved oil, natural gas and NGL reserves attributable to our net interests in oil and natural gas properties were estimated and compiled for reporting purposes by our reservoir engineers and audited by NSAI as described in further detail below.

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
•
future development costs and abandonment costs associated with our proved reserves are reviewed by qualified individuals;
•
internal reserves estimates are reviewed by well and by area by our reservoir engineers. A variance analysis by well to the previous year-end reserve report is performed;
•
reserve estimates are reviewed and approved by certain members of senior management;

•
our management required that the independent petroleum engineers and geologists and our reserve quantities and calculation of the net present value of the reserves, collectively, varied by no more than 10% in the aggregate when the reserves audit was conducted for the year ended December 31, 2023, in accordance with Society of Petroleum Evaluation Engineers (“SPEE”) auditing standards;
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

NSAI estimated our proved reserves at December 31, 2025 and 2024 using deterministic methods. The estimates were prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPEE. NSAI used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, analogy, and reservoir modeling, that they considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. The data used in NSAI’s estimates were obtained from us, public data sources, and the nonconfidential files of NSAI and were accepted as accurate. The NSAI report as of December 31, 2025 includes the professional qualifications for the technical persons primarily responsible for preparing the estimated proved reserves and is filed as Exhibit 99.1 to this Annual Report.

NSAI issued an unqualified audit opinion on our proved reserves as of December 31, 2023 based upon its evaluation. NSAI concluded that our estimates of reserves were, in the aggregate, reasonable and were prepared in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPEE.

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

Qualifications of Primary Internal Engineer

With over 30 years of industry experience, the Company’s Director of Reserves is the technical person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating engagements conducted by NSAI. She holds a bachelor’s degree in civil engineering from Rafael Urdaneta University in Venezuela and a Master of Science in Petroleum Engineering from the University of Zulia in Venezuela. She worked as a reservoir and simulation engineer for Petróleos de Venezuela S.A. for 12 years before relocating to the Houston, Texas area. Prior to joining Talos as a Senior Reservoir Engineer in July 2013, she was employed as a principal reservoir engineer in Houston overseeing international projects and promoted to technical director for Latin America for two different companies for nine years. She was a Reservoir Engineering Advisor at Talos prior to becoming the Director of Reserves in April 2024. She is a member of the Society of Petroleum Engineers. The Director of Reserves reports directly to our Vice President of Strategic Planning.

Drilling Activity

The table below notes the year in which the productive and dry wells are determined to be productive or not productive, as the case may be, as opposed to the year the well was drilled. The following table sets forth our drilling activity:

	Exploratory and Appraisal Wells						Development Wells
	Productive		Dry		Total		Productive		Dry		Total		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
Year Ended December 31, 2025
United States	2.0	0.8	1.0	0.4	3.0	1.2	3.0	1.1	—	—	3.0	1.1	6.0	2.3

Year Ended December 31, 2024
United States	—	—	2.0	0.5	2.0	0.5	4.0	1.2	—	—	4.0	1.2	6.0	1.7

Year Ended December 31, 2023
United States	3.0	1.3	5.0	2.1	8.0	3.4	7.0	3.0	—	—	7.0	3.0	15.0	6.4

Present Activities

As of December 31, 2025, we had wells actively drilling or completing and wells suspended or awaiting completion, as follows:

	Actively Drilling or Completing				Wells Suspended or Waiting on Completion
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
United States	—	—	1.0	0.7	1.0	0.3	—	—
Equity Method Investees:
Mexico	—	—	—	—	4.0	0.4	—	—

Delivery Commitments

See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies for additional information on firm transportation agreements in place with transportation pipelines for future transportation of oil and gas production.

We have no firm sales commitments as of December 31, 2025.

Productive Wells

The number of our productive wells is as follows for the year ended December 31, 2025:

	Gross	Net
Consolidated Entities:
Crude oil	216.0	161.1
Natural gas	70.0	28.8
Total(1)	286.0	189.9

(1)
Includes 7.0 gross and 5.3 net wells with dual completions.

Acreage

Gross and net developed and undeveloped acreage is as follows for the year ended December 31, 2025:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Consolidated Entities:
United States:
Deepwater	428,141	248,761	581,059	310,453	1,009,200	559,214
Shelf	228,209	155,486	54,935	37,724	283,144	193,210
Total United States	656,350	404,247	635,994	348,177	1,292,344	752,424
Equity Method Investees:
Mexico(1)	—	—	3,261	572	3,261	572

(1)
Gross acreage for Mexico represents the gross acreage in Block 7, which Talos Mexico has a 35% participation interest. We hold a 50.1% equity interest in Talos Mexico. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments for additional information.

Undeveloped acreage is considered to be leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are leased acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well holding such lease. The terms of our leases on undeveloped acreage as of December 31, 2025 are scheduled to expire as shown in the table below (the terms of which may be extended by drilling and production operations):

	Consolidated Entities		Equity Method Investees
	Gross	Net	Gross	Net
2026	97,920	40,678	—	—
2027	83,520	43,193	—	—
2028	29,426	15,924	—	—
2029	51,074	32,920	—	—
2030	5,760	1,728	—	—
2031 and beyond	368,294	213,734	3,261	572
Total	635,994	348,177	3,261	572

Crude Oil, Natural Gas and NGL Production, Prices and Production Costs

Our production volumes, average sales prices and average production costs are as follows:

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Production Volumes:
Crude oil (MBbls)	24,065	24,078	18,062
Natural gas (MMcf)	46,122	41,078	26,194
NGLs (MBbls)	2,782	2,969	1,767
Total (MBoe)	34,534	33,893	24,195
Percent of MBoe from crude oil	70%	71%	75%

Average Sales Price (including commodity derivatives):
Crude oil (per Bbl)	$68.18	$75.07	$73.59
Natural gas (per Mcf)	$3.70	$2.65	$3.32
NGLs (per Bbl)	$18.05	$20.85	$18.18
Average (per Boe)	$53.90	$58.37	$59.86

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$64.84	$75.01	$75.17
Natural gas (per Mcf)	$3.67	$2.57	$2.60
NGLs (per Bbl)	$18.05	$20.85	$18.18
Average (per Boe)	$51.55	$58.23	$60.26
Average Lease Operating Expense (per Boe)	$15.83	$16.70	$16.10

Crude Oil, Natural Gas and NGL Production, Prices and Production Costs — Significant Fields

Deepwater Area — Katmai Field

The following table sets forth certain information regarding our production volumes, average sales prices and average production costs for the Katmai Field, which consisted of 15% or more of our 2025 total estimated proved reserves on December 31, 2025:

	Year Ended December 31,
	2025	2024(1)
Production Volumes:
Crude oil (MBbls)	3,578	2,254
Natural gas (MMcf)	7,934	4,898
NGLs (MBbls)	493	293
Total (MBoe)	5,393	3,363
Percent of MBoe from crude oil	66%	67%

Average Sales Price (excluding commodity derivatives):
Crude oil (per Bbl)	$67.45	$79.28
Natural gas (per Mcf)	$3.98	$2.59
NGLs (per Bbl)	$27.70	$29.89
Average (per Boe)	$53.13	$59.52
Average Lease Operating Expense (per Boe)	$3.95	$5.08

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

Significant Customers

Oil and natural gas companies spend capital on exploration, drilling and production operations expenditures, the amount of which is generally dependent on the prevailing view of future oil and natural gas prices which are subject to many external factors which may contribute to significant volatility in future prices. We market the majority of our oil, natural gas and NGL production from the properties we operate and those we do not operate. Our customers consist primarily of major oil and gas companies, well-established oil and pipeline companies and independent oil and natural gas producers and suppliers. We perform ongoing credit evaluations of our customers and provide allowances for expected credit losses when necessary. For the year ended December 31, 2025, 35%, 23% and 12% of our oil, natural gas and NGL revenues were attributable to Shell Trading (US) Company, Exxon Mobil Corporation and Chevron Corporation, respectively, which are the customers that individually represented 10% or more of our oil, natural gas and NGL revenues.

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

However, we believe our high quality oil-weighted production base, proven expertise in utilizing seismic technology to identify, evaluate and develop exploration opportunities, high margin assets concentrated in the Deepwater and significant operating control give us a strong competitive position relative to many of our competitors.

Seasonality of Business

Offshore weather conditions in the U.S. Gulf of America, particularly during hurricane and tropical storm season, may cause significant, immediate fluctuations in oil and natural gas markets by causing temporary shut-ins of offshore oil and natural gas production and forcing shutdowns or damaging coastal refineries. These events reduce supply, often leading to rapid, short-term price spikes and supply volatility. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers may impact general seasonal changes in demand.

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

Government Regulation

Exploration and development and the production and sale of oil, natural gas and NGLs are subject to extensive federal, state, local and foreign laws and regulations. Laws and regulations related to our business continually evolve and change depending on the political climate and regulatory regime, but generally the exploration and production industry, including our business, has been subject to increasing environmental, health and safety governmental regulations. Changes to these regulatory requirements, increased enforcement or compliance obligations, and other legal challenges to such regulations could materially impact the timing, cost, scope and feasibility of our operations, and increase capital investment and ongoing operating costs. We monitor regulatory developments closely and adjust our operational practices to maintain compliance when planning and performing our offshore Deepwater exploration and development activities.

General Overview — Our oil and natural gas operations in the Gulf of America are subject to various federal, state, and local environmental, health and safety laws and regulations, primarily enforced by two agencies:

•
BOEM oversees leasing, resource management, environmental review, and approval of exploration and development plans.
•
BSEE oversees drilling safety, production operations, equipment standards, well integrity, spill preparedness, and decommissioning.

We must also comply with regulations under the Outer Continental Shelf Lands Act, the Clean Water Act, the Oil Pollution Act, and other federal and state statutes governing offshore operations, emissions, discharges, worker safety, and spill liability. Additionally, our activities are affected by evolving federal and state environmental and operational regulations, including offshore federal lease requirements, requirements related to the exploration, production, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment and reducing greenhouse gas (“GHG”) emissions; wildlife, habitat and water protection; decommissioning and related financial assurance requirements; and the health and safety of our employees, contractors and communities where our operations are located. An overview of material regulations to which our operations are subject is set forth below.

Outer Continental Shelf (“OCS”) Regulation — Our operations on federal oil and natural gas leases in the U.S. Gulf of America are subject to extensive regulation by BSEE, BOEM and the Office of Natural Resources Revenue (“ONRR”) under the purview of the U.S. Department of the Interior (“DOI”). Federal leases are awarded by BOEM based on competitive bidding with relatively standardized lease terms and require compliance with detailed BSEE and BOEM regulations and orders pursuant to various federal laws, including the federal Outer Continental Shelf Lands Act (“OCSLA”). For offshore operations, lessees are required to obtain BOEM approval for exploration, development and production plans prior to the commencement of their operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (“EPA”), lessees must obtain a permit from BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment (“P&A”) of wells on the OCS, calculation of and valuation of production related to royalty payments, and decommissioning of facilities, structures and pipelines. U.S. federal offshore oil and gas leasing and permitting practices have been subject to numerous challenges, delays, and moratoriums which have in the past, curtailed our access to new federal leases. Any continued or future challenges or delays could prevent us from obtaining new federal leases. Recently, however, Congress and the Trump Administration have taken action to revoke or rescind certain actions that placed limitations on offshore oil and gas leasing and permitting.

The One Big Beautiful Bill Act (“OBBBA”), signed into law by President Trump in July 2025, mandated that BOEM conduct a minimum of thirty lease sales in the Gulf of America through the first half of 2040. BOEM conducted the first lease sale required under the OBBBA in December 2025. The remaining lease sales are expected to be held each March and August for the years 2026 through 2039, with the last of these mandated Gulf of America lease sales expected in March 2040. In addition to the lease sales required under the OBBBA, in November 2025, the Secretary of the Interior issued a Proposed National Outer Continental Shelf Oil and Gas Leasing Program to replace the existing 2024-2029 Five-Year Leasing Program, which began on July 1, 2024 and was set to continue through June 30, 2029. The November 2025 draft proposed program includes 34 OCS lease sales through 2031, though the substance and timing of the final program remains uncertain. Any reduction in the size or number of offshore blocks designated by BOEM for future leasing activities, as well as delays in BOEM awarding leases to high bidders either as a result of delays related to the National Environmental Policy Act or legal challenges to BOEM leasing decisions, has the potential to materially and adversely affect our business and results of operations.

Our operations are subject to rigorous standards relating to well drilling and completion design, competency tests, operation and maintenance of blow-out preventers, real-time monitoring of Deepwater drilling activities, including high temperature, high pressure drilling activities, and enhanced reporting requirements. For example, in August 2023, BSEE, under the Biden Administration, published a final well control rule for drilling, workover, completion and decommissioning operations, revising the 2019 rule and increasing the requirements for blowout preventer systems (“BOP”) systems and other well control and operations requirements. The Trump Administration has requested comments on that final rule although it is not certain what actions the Trump Administration may take with respect to these standards, if any, once comments have been reviewed. Given the already extensive regulatory framework related to exploration and development activities in the Gulf of America, further legislative, executive and regulatory actions or other legal initiatives could result in significant costs, including increased capital expenditures and operating costs, that could adversely impact our business. Our failure to comply with legal requirements under the OCSLA, our leases or applicable regulations could ultimately result in BOEM or BSEE canceling one or more of our leases, which could adversely affect our financial condition and operations.

Furthermore, adverse weather conditions in the Gulf of America can have a significant impact on oil and natural gas operations and can result in temporarily or permanently suspended operations and significant damage to key infrastructure and extensive pollution. BOEM and BSEE have periodically issued guidance in the design of platforms and related structures in light of environmental and oceanic conditions in the Gulf. More stringent requirements could increase our operating costs and/or capital expenditures.

BOEM Financial Assurance Requirements — BOEM has generally required that lessees demonstrate financial strength and reliability under its regulatory standards, and provide acceptable financial assurances, such as surety bonds, to assure satisfaction of lease obligations, including decommissioning activities on the OCS. If BOEM determines that a lessee does not have the financial ability to meet its decommissioning and other obligations, BOEM may require the lessee to post additional financial security as assurance. The cost of such bonds or other financial assurance can be substantial, and we can provide no assurance that we can continue to obtain sufficient bonds or other forms of financial assurance in all cases.

There has been substantial uncertainty with respect to BOEM’s financial assurance requirements in recent years. In April 2024, under the Biden Administration, BOEM issued a final rule entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations” which significantly increased the amount of new supplemental financial assurance required from certain lessees and grant holders conducting operations on the OCS. The final rule, which became effective June 29, 2024, adopted a three-year phased compliance period for fully meeting BOEM’s supplemental financial assurance demand. The final rule was challenged, and the United States District Court for the Western District of Louisiana granted a stay of litigation while the agency pursues efforts to suspend, revise, or rescind the final rule. The court’s order temporarily limits full implementation of the final rule by limiting BOEM’s ability to seek supplemental financial assurance to cases of sole liability properties and certain non-sole liability properties that are held by owners who are not financially strong, as described in the final rule, and that have no co-owners or predecessors who are financially strong. In May 2025, the DOI announced its intent to revise and develop a new rule that is consistent with the Trump Administration’s 2020 proposed rule on financial assurance. Although the specific substance and timing of a revised rule cannot be predicted at this time, it is anticipated that the new revised rule will revert to BOEM’s former policy of considering the financial strength of both co-owners and predecessors in title when determining whether supplemental financial assurance is required. Notwithstanding the status of the final rule or a new revised rule, BOEM has stated it will continue to require lessees on the OCS to provide financial assurance in instances where BOEM determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

The future cost of compliance with respect to supplemental financial assurances, including the obligations imposed on us, whether as current or predecessor lessee or grant holder in respect of BOEM’s final rule or any new, more stringent, rules related to supplemental financial assurances could materially and adversely affect our financial condition, cash flows, liquidity and results of operations. Additionally, BOEM has the right to issue liability orders in the future, including if it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

Regulation in Shallow Waters Off the Coast of Mexico — Our oil and gas operations in shallow waters off the coast of Mexico’s Tabasco state are subject to regulation by various regulatory bodies. Failure to comply can result in the imposition of monetary penalties, revocation of permits, recession of the PSC, suspension of operations, and ordered decommissioning of offshore facilities and systems. Previously, the National Hydrocarbons Commission (“CNH”) was responsible for, among other things, overseeing the tender procedures for awarding contracts for the exploration and production of oil and natural gas in Mexican waters, managing and supervising contracts that have been awarded, and approving exploration and production plans. However, in October 2024, the President of Mexico signed a constitutional reform dissolving the CNH. The former functions of CNH have been assigned to the National Energy Commission (“NEC”), an independent body under SENER.

In March of 2025, the new Hydrocarbons Sector Law (the “LSH”) was adopted. The LSH replaces the Hydrocarbon Law, which was in force since August 2014.

The ultimate impact of this energy reform and any future regulatory changes made pursuant to the reform is uncertain at this time. Further, the regulations governing the energy industry are subject to change, and it is possible that Mexican regulatory bodies may impose new or revised requirements that could increase operating costs and/or capital expenditures for our operations in Mexican offshore shallow waters.

Environmental and Occupational Safety and Health Regulations

We are subject to various federal, state, local and foreign laws and regulations concerning occupational safety and health and the environment. Occupational safety and health and environmental laws and regulations relate to, among other things:

•
assessing the environmental impact of seismic acquisition, drilling or construction activities;
•
the generation, storage, transportation and disposal of waste materials;
•
the emission of certain gases into the atmosphere;
•
the monitoring, abandonment, reclamation and remediation of wells, platforms and pipelines, including those associated with former operations;
•
various environmental permitting requirements, such as permits for wastewater discharges;
•
the development of emergency response and spill contingency plans;
•
specific operating criteria addressing worker protection; and
•
protection of the waters where we operate.

Environmental liabilities and regulatory costs related to environmental protection are inherent in exploration and development activities. Based on long-term regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to safety and health compliance and environmental protection have increased over the years and are likely to continue to increase in the future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, natural resource damages or the issuance of injunctive relief (including orders to cease operations). Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted by legal challenges. Some environmental laws and regulations impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. The regulatory requirements related to our business frequently change and may become more stringent based on the political administration in office and resulting regulatory regime. There can be no assurance that material costs and liabilities will not be incurred in the future. More stringent regulatory requirements may result in increased costs of operations and acquisitions and decreased production and our business and financial results could be adversely affected.

We maintain insurance for spills, pollution and certain other environmental risks, although our insurance does not fully cover all such risks. Our insurance coverage provides for the reimbursement to us of certain costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure us against pollution and similar environmental risks.

Water Discharges — Our discharges into waters of the United States are regulated by the federal Clean Water Act, as amended (“CWA”), and analogous state laws, which impose restrictions and strict controls related to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters. Failure to comply with the CWA may result in administrative, civil or criminal enforcement actions. Violations of the CWA can also result in suspension, debarment or the imposition of statutory disability, each of which prevents companies and individuals from participating in government contracts and receiving some non-procurement government benefits. The CWA also requires the preparation of oil spill response plans and spill prevention, control and countermeasure plans.

Oil Pollution Act — The Oil Pollution Act of 1990, as amended (“OPA”), imposes certain duties and liabilities on the owner or operator of a facility, vessel or pipeline that is a source of or that poses the substantial threat of an oil discharge, or the lessee or permittee of the area in which a discharging offshore facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages.

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

OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration to BOEM of between $35 million to $150 million, based on a worst-case oil spill discharge volume, for companies operating on the OCS. However, BOEM may increase this amount in certain situations, but in no event greater than $150 million. If OPA is amended to increase the minimum level of financial responsibility, we could experience difficulty in providing financial assurances, in the form of surety bonds or otherwise, sufficient to comply with a significantly heightened requirement. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required for companies operating on the OCS will be increased. In any event, if an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

National Environmental Policy Act — The National Environmental Policy Act, as amended (“NEPA”), requires federal agencies to consider the impacts their actions have on the human environment, and to prepare detailed statements for major federal actions having the potential to significantly impact the environment, which can lead to substantial delays in the issuance of federal permits. Following an Executive Order of President Trump, in February 2025, the White House’s Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA. In May 2025, the Supreme Court issued its opinion in Seven County Infrastructure Coalition v. Eagle County, emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. Federal agencies have begun preparing their own new or updated NEPA-implementing rules or guidelines and, in September 2025, the CEQ issued new guidance to federal agencies implementing NEPA to encourage them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. The full impact of these developments remains unclear, but the NEPA process, which involves public input through comment as well as the agency’s analysis of the proposed project, can result in changes to the nature of a proposed project, such as by limiting the scope of the project or requiring resource-specific mitigation. The adequacy of the agency’s NEPA process can be challenged in federal court by process participants. This process may result in delaying the permitting and development of projects, and result in increased costs.

Wildlife and Habitat Protection — The Endangered Species Act, as amended (“ESA”), was established to protect endangered and threatened species. If a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds, under the Migratory Bird Treaty Act, as amended (“MBTA”), and marine mammals under the Marine Mammal Protection Act, as amended (“MMPA”).

Additionally, the U.S. Fish and Wildlife Service (“FWS”) may make determinations on the listing of species as threatened or endangered under the ESA and litigation with respect to the listing or non-listing of certain species may result in more fulsome protections for non-protected or lesser-protected species. We conduct operations on oil and natural gas leases in areas where certain species that are protected by the ESA, MBTA and MMPA are known to exist and where other species that could potentially be protected under these statutes are known to exist. The FWS or the National Marine Fisheries Service (“NMFS”) may designate critical habitat that it believes is necessary for survival of a threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for oil and natural gas development. For example, in April 2019, the NMFS listed the Rice’s whale as endangered under the ESA. Further, in July 2023, NMFS proposed to designate approximately 28,300 square miles of the Gulf of America as critical habitat for the Rice’s whale pursuant to a settlement agreement in a lawsuit. An amended settlement agreement further extended the deadline for NMFS to publish its final rule designating critical habitat for the Rice’s whale to no later than July 15, 2027. In addition, in July 2023, the NMFS proposed a critical habitat for the Green sea turtle, which encompasses the majority of the Gulf of America, although this critical habitat has not yet been finalized either. These actions and others may result in operating restrictions or a temporary, seasonal or permanent ban in affected areas. The designation of new endangered species or a critical habitat for protection under the ESA, MBTA, and MMPA resulting in operating restrictions or a ban in affected areas could adversely affect our business and results of operations and increase our operating costs.

Additionally, projects subject to agency review under the ESA can be subject to delay due to third-party challenges of the sufficiency of the ESA review. For example, in August 2024, a U.S. District Court in Maryland ruled in favor of a coalition of environmental groups that filed suit against NMFS in 2020, claiming that NMFS’s 2020 Biological Opinion, together with the associated reasonable and prudent alternative and incidental take statement, which covered all activities associated with the OCS oil and gas program in the Gulf of America, did not comply with the ESA or the Administrative Procedure Act, and vacated the 2020 Biological Opinion effective December 20, 2024. The court thereafter extended the vacatur date to May 21, 2025, pursuant to a motion filed by NMFS. In May 2025, NMFS timely published its new Biological Opinion for the Gulf of America oil and gas program, superseding and replacing all prior biological opinions relating to the program. On the same day, two lawsuits were filed opposing the new Biological Opinion, one by several environmental groups (Sierra Club, the Center for Biological Diversity, Friends of the Earth and Turtle Island Restoration Network) who filed in the federal district court for the District of Maryland, and the other by the State of Louisiana, the American Petroleum Institute (“API”) and Chevron U.S.A. Inc. who filed in the Western Louisiana District Court. Both lawsuits seek declaratory and injunctive relief. On January 23, 2026, the Western Louisiana District Court judge issued a summary judgment in favor of the State of Louisiana, API and Chevron U.S.A. Inc., and found the 2025 Biological Opinion unlawful. The 2025 Biological Opinion was remanded, without vacatur, to NMFS to correct the Biological Opinion’s deficiencies. The 2025 Biological Opinion will remain active to avoid disruptive consequences to regulated parties. The outcome of the environmental groups’ challenge in the Maryland District Court remains uncertain at this time.

Hazardous Substances and Waste Management — The Resource Conservation and Recovery Act, as amended (“RCRA”), generally regulates the disposal of solid and hazardous wastes and imposes certain environmental cleanup obligations. Although RCRA specifically excludes from the definition of hazardous waste drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy, the EPA and state agencies regulate these wastes as non-hazardous wastes. Regulatory agencies and environmental groups have periodically examined whether certain exploration and production wastes should be reclassified under RCRA, and future regulatory actions could result in the loss or narrowing of the current exemption. Any such changes could significantly increase our waste-handling, storage, transportation, and disposal costs. Also, ordinary industrial wastes, such as waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste. Moreover, facilities where we generate hazardous waste are subject to EPA inspection, and any noncompliance discovered or otherwise alleged by EPA can result in the imposition of substantial fines and penalties.

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

Air Emissions — The Clean Air Act, as amended (“CAA”), and comparable state statutes restrict the emission of air pollutants and affect both onshore and offshore oil and natural gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. In recent years, the EPA has developed, and, in the future may continue to develop, more stringent regulations governing emissions of toxic air pollutants and is considering the regulation of additional air pollutants and air pollutant parameters. For example, in 2020, the EPA under the Trump Administration published a decision to retain the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone that was set by the EPA in 2015. We cannot predict what further actions, if any, the Trump Administration may take with respect to these standards, or on what timeline it may take such actions. Any revision to the NAAQS and state implementation of the same could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Climate Change — In recent years, the threat of climate change has attracted considerable public, governmental and scientific attention in the United States and in foreign countries. Numerous proposals have been made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHG as well as to restrict or eliminate such future emissions. In the United States, no comprehensive climate change legislation has been implemented at the federal level, though the EPA has adopted regulations under the existing CAA that, among other things, impose pre-construction and operating permit requirements on certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources and implement New Source Performance Standards directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify these requirements and the EPA’s GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations. In February, the EPA finalized a rule repealing the Endangerment Finding; however, the rule has been challenged. It is uncertain at this time what impact the repeal of the Endangerment Finding will have on current or anticipated EPA regulations, and it is not possible to determine the outcome of the challenges to the repeal.

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

Although we do not currently operate in California, the state has enacted laws requiring additional disclosure with respect to certain climate-related risks and GHG emission reduction claims. Although these laws are subject to legal challenge, to the extent compliance becomes required, any non-compliance with these laws may result in the imposition of substantial fines or penalties. Other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.

Regulators and scientific bodies have identified GHG concentrations in the atmosphere as a factor that may contribute to changes in climatic patterns, including increased frequency and severity of extreme weather events. Our offshore operations are particularly at risk from severe climatic events, which have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products we produce. While our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

FERC anti-manipulation regulations establish violation enforcement mechanisms that make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC to (i) use or employ any device, scheme or artifice to defraud, (ii) make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading or (iii) engage in any act, practice or course of business that operates or would operate as a fraud or deceit upon any entity. FERC also has authority to impose civil penalties for violations of the Energy Policy Act of 2005, the NGA and the NGPA, up to $1,584,648 per violation, per day for 2025 (this amount is adjusted annually for inflation). FERC may also order disgorgement of profits and corrective action. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes annual reporting requirements for entities that purchase or sell a certain volume of natural gas in a given calendar year. We believe, however, that neither the EPAct 2005 nor FERC’s anti-manipulation regulations and civil penalty authority will affect us in a way that materially differs from the way they affect other natural gas producers, gatherers and marketers with which we compete.

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

The current statutory and regulatory framework governing interstate natural gas transactions is subject to change in the future, and the nature of such changes is impossible to predict. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by the United States Congress, the applicable federal agencies, or the various state legislatures, and what effect, if any, the proposals might have on our operations. The natural gas industry historically has been very heavily regulated. Since 1978, the United States Congress has removed all price and non-price controls for sales of domestic natural gas sold in “first sales,” which include all of our sales of our own production. However, we are subject to reporting requirements imposed by FERC. There is always some risk, however, that the United States Congress may reenact price controls in the future. Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines or impose additional reporting or other requirements upon our operations, and we cannot predict what future action FERC will take. Therefore, there is no assurance that the current regulatory approach recently pursued by FERC and the United States Congress will continue. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers and marketers with which we compete.

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

Worker Health and Safety — We are subject to the Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires that certain information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Human Capital

Our approach to human capital management continues to evolve as we grow our business. We strive to manage our employees in a way that supports our business strategy and promotes employee development.

Policies — Our Code of Business Conduct addresses our commitment to providing equal opportunities in employment without regard to race, color, gender identity or expression, religion, age, national origin, citizenship status, military service or reserve or veteran status, sexual orientation, or disability. We make employment and compensation decisions based on a person’s ability to perform the tasks required by their position.

We also maintain a Human Rights Policy which embodies the basic human rights tenets that we expect all employees, contractors, vendors, partners and suppliers, to follow.

Our Code of Business Conduct and Human Rights Policy are monitored at the highest level by our Board of Directors (our “Board” or “Board of Directors”).

Please refer to https://www.talosenergy.com/investor-relations/corporate-governance/governance-documents on our website for our corporate policies. The policies referenced herein, and the information contained on or accessible through our website, are not incorporated by reference herein or otherwise made a part of this Annual Report or any of our other filings with the SEC.

Oversight and Management — The Company's executive leadership team, with oversight from various committees of the Board, sets the Company's human capital management philosophy, goals, and programs with the support of the Human Resources function, led by the Chief Human Resources Officer, who reports to the CEO.

The Compensation Committee of our Board (the “Compensation Committee”) oversees the Company’s executive compensation program, the annual incentive plan (“AIP”), the long-term incentive plan, and the overall budget for non-executive compensation. In addition, the Compensation Committee evaluates material risks related to the Company’s compensation policies and practices. The Compensation Committee also periodically assesses the Company’s compensation and benefit programs related to all employees.

The Nominating & Governance Committee of our Board (the “NGC”) reviews succession planning for the Chief Executive Officer (“CEO”) position, monitors and reviews the development and progression of potential successors and consults with the CEO on senior management succession planning. The NGC reviews with management the Company’s executive succession risks.

The Safety, Sustainability and Corporate Responsibility Committee of our Board (the “SSCR Committee”) reviews the Company’s strategies, policies and procedures related to material safety matters, and reviews the Company’s major operational risks, environmental, health and safety risks, and social and human capital risks.

Workforce Composition — As of December 31, 2025, we employed approximately 700 employees located primarily in Texas, Louisiana and Mexico. Approximately 400 (54%) of these employees are in our offshore operations and seven employees are Mexican nationals working in Mexico. In addition, we utilize third-party contract companies to provide consultants to perform various offshore and corporate services as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement.

Safety — Safety is a core value and number one priority in the operation of our business. Our focus on safety starts at the top with our Board, CEO, and Executive Vice President & Head of Operations, who is directly responsible for all safety initiatives, and the head of HSE, Regulatory and Compliance, who is dedicated exclusively to health, safety, and environmental matters. Workforce safety is also a key focus within our enterprise risk management assessment. Our Safety and Environmental Management System (“SEMS”) includes a stringent “Stop Work Authority” program which empowers all employees and contractors to stop work immediately for any safety or environmental concern without fear of retaliation or intimidation. In addition, we have implemented key behavior-based safety programs and initiatives to empower a safety-focused culture and intend to implement a human and organizational planned principles program beginning in 2026. We seek to further reinforce a safety-first mindset by linking employees’ compensation to safety performance through our AIP. Offshore employees are eligible to receive an additional quarterly safety bonus based on safety results at our offshore facilities.

Recruitment, Development and Leadership Training — We seek to recruit top talent through online recruiting platforms, referrals, university and college fairs, internships and professional recruiters. We encourage employee development through an interactive performance management process to provide feedback and growth opportunities that enable employees to advance their careers and support Talos’s strategic business goals. We also offer leadership programs and continuing education opportunities to further develop employee skills.

Compensation and Benefits — Our success is based on financial performance and operational results, and we believe the structure of our compensation program is an important driver of these goals. Our compensation program is designed to tie compensation to corporate and individual performance and align the interests of our employees with those of our stockholders. All full-time employees have a bonus opportunity under the AIP, which is tied to Company performance on various financial, operational, safety, environmental and strategic goals, as well as personal performance. We also utilize long-term incentive awards to motivate and retain key talent. Please refer to the section entitled “Compensation Discussion and Analysis” in our most recent Definitive Proxy Statement on Form DEF 14A, filed with the SEC on April 18, 2025 for further information on our executive compensation program and philosophy.

Another objective of our employee programs is to provide comprehensive and competitive benefits designed to attract, retain, and support a successful workforce necessary to achieve our business strategy. Such benefits include retirement savings contributions, health and wellness initiatives, mental health resources, an on-site clinic for corporate employees, and flexible work arrangements as well as matching contributions to 401(k) accounts, a company health savings account contribution, subsidized counseling, legal and financial support, a subsidy for health & fitness memberships, paid time off and leave of absence, and a work-from-home program. Through these programs, we strive to give employees the tools and resources they need to succeed both professionally and personally and to foster a safe and collaborative work environment designed to help ensure that our employees stay resilient, healthy and productive.

Social Investment — We support a culture of stewardship through active corporate philanthropic efforts, community outreach programs, and fundraising efforts to benefit charitable organizations which contribute to the communities in which our employees work and live. In addition, we (i) provide an annual allowance to every employee that can be donated to a charitable organization of their choice, (ii) match funds raised by community committee events, (iii) budget for corporate contributions to charitable organizations and (iv) provide a paid volunteer day off for each employee each year.

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

Item 1A. Risk Factors

We face risks in the normal course of business and through global, regional and local events that could have an adverse impact on our operations and financial performance. The following are some important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations and/or financial condition, as well as the trading price of our common stock and future prospects, could be materially and adversely affected, and our actual results may differ materially from those contemplated in any forward-looking statements we make in any public disclosures.

These risks reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Business and the Oil and Natural Gas Industry

Oil and natural gas prices are volatile and prolonged price declines could materially adversely affect our business, financial condition, results of operations, cash flows, access to capital, and our ability to replace and grow future production.

Among the most significant variable factors impacting our business and financial condition are the sales prices for crude oil and natural gas that we produce.

Prices we receive for our oil and natural gas depend on numerous factors beyond our control, including, among others:

•
domestic and global supply of and demand for oil and natural gas;
•
market uncertainty and consumer demand levels;
•
weather and natural disasters such as hurricanes and other adverse climatic conditions;
•
market differentials, including quality, transportation fees, tariffs, energy content and regional pricing;
•
domestic and foreign governmental actions, regulations and taxes;
•
prices and availability of alternative fuels and competing energy sources;
•
political instability and economic conditions in key producing regions such as the Middle East, Russia, South America, Mexico, Africa and Europe;
•
armed conflicts and hostilities such as the war in Ukraine and conflicts in Israel and the Middle East;
•
public health events such as epidemics or pandemics;
•
actions by OPEC Plus and other major producers and governments regarding production and pricing;
•
political, legal and regulatory instability in regions we currently or in the future may operate, including any prolonged government shutdowns or lapses in appropriations that could disrupt our operations and future drilling plans and opportunities;
•
trade restrictions, tariffs, trade barriers, price and exchange controls;
•
oil and natural gas import and export levels and prices;
•
global oil and natural gas exploration, production and inventory levels;
•
local supply and demand fundamentals and transportation availability;
•
infrastructure constraints in processing, gathering, storage and transportation;
•
speculative trading in oil and natural gas futures;
•
competing supply availability and prices of oil and natural gas;
•
technological advances affecting energy consumption; and
•
global economic conditions.

Given these various variables, commodity prices are inherently unpredictable. Historically, the markets for oil, natural gas and NGLs have been volatile and remained so during 2025 due in part to geopolitical tensions, the global economy, demand fluctuations, oversupply and macroeconomic uncertainty. As such, prices have been, and may continue to be, subject to wide fluctuations. For example, during the period January 1, 2025 through December 31, 2025, the monthly NYMEX WTI crude oil price per Bbl ranged from a low of $57.97 to a high of $75.74, and the monthly NYMEX Henry Hub natural gas price per MMBtu ranged from a low of $2.91 to a high of $4.26.

The majority of our sales are based on the spot market and are not long-term fixed price contracts. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because oil, natural gas and NGLs accounted for approximately 75%, 19%, and 6%, respectively, of our estimated proved reserves as of December 31, 2025, and approximately 70%, 22%, and 8%, respectively, of our 2025 production on a Boe basis, our financial results are particularly sensitive to price movements in these commodities.

Sustained lower oil and natural gas prices adversely affect the Company in several ways:

•
Lower sales value for our production reduces cash flows and net income.
•
Lower cash flows may cause us to reduce our capital expenditure program, thereby potentially restricting our ability to replace and grow production and add proved reserves.
•
Lower oil and natural gas prices could lead to write-downs and impairment charges in future periods, therefore reducing the carrying value of our assets and negatively impacting net income.
•
Low prices could make a portion of our proved reserves uneconomic, which in turn could lead to the removal of certain of our year-end reported proved oil reserves in future periods. These reserve reductions could be significant.
•
Lower oil and natural gas prices could lead to an inability to access, renew, or replace our credit facilities, impact our borrowing capacity under our credit facilities, and could also impair access to other sources of funding, potentially negatively impacting our liquidity.
•
Lower prices could impair our ability to effect share repurchases because of lower cash flows.

If we are unable to replace oil and natural gas reserves, we may not be able to sustain or grow our business.

Our success depends largely upon our ability to find, develop or acquire additional economically recoverable reserves to replace or grow our proved reserves and maintain a portfolio of opportunities for future reserve additions and production over the long-term. Production from existing producing reserves naturally declines over time, requiring perpetual replacement of reserves to maintain or grow production. Our offshore E&P projects require significant upfront capital investment and extended lead times between initial discovery, project sanction and the commencement of production. As a result, changes in commodity prices, costs, market conditions or capital availability during development may negatively impact our ability to complete such projects as planned or to achieve expected returns, which could delay or reduce the addition of new reserves and production. Further, our need to generate revenues to fund operations, contribute to decommissioning activities and collateral obligations, and/or repay debt may also limit our ability to slow or shut-in production during periods of low commodity prices, which may further deplete our reserves during periods where adding reserves is uneconomical.

Exploring for, developing or acquiring reserves is highly capital intensive and uncertain. We cannot assure you that our future exploration, development or acquisition activities will result in additional proved reserves or that we will drill productive wells at acceptable costs. We may be unable to economically find, develop or acquire new reserves, particularly if our operating cash flows decline or capital becomes limited. Current market conditions could further limit financing availability, reduce acquisition opportunities, and/or further depress asset values and prices.

Future exploration and drilling results are uncertain and involve substantial costs.

Drilling for oil and natural gas involves numerous risks, including the risk that we may not encounter commercially productive reservoirs. Costs of drilling, completion and operation are often unpredictable, and operations may be curtailed, delayed or canceled due to various factors, including:

•
unexpected drilling or formation conditions;
•
equipment failures or accidents;
•
inflation in exploration and drilling costs;
•
fires, explosions, blowouts or surface cratering;
•
lack of infrastructure or transportation access;
•
labor shortages; and
•
delays or shortages of services or equipment.

Our current operations are primarily concentrated in a single geographic region, making us vulnerable to regional risks.

Our production, revenue, reserves, and operating cash flows are derived primarily from properties in the Gulf of America. As a result, we are disproportionately exposed to regional risks such as:

•
natural disasters and severe weather, such as hurricanes, winter storms, loop currents, and other adverse climatic conditions;
•
changes in state or regional laws and regulations, including those imposing strict liability for pollution or requiring significant financial assurance for decommissioning;
•
local price fluctuations, and gathering, pipeline, transportation and storage capacity limitations;
•
production delays or regional production issues;
•
limited customer base;
•
infrastructure availability, including rigs, equipment, pipelines, oil field services, supplies and labor;
•
access to, capacity and availability of pipelines, transportation, and/or gathering or processing that we depend on for marketing our production;
•
financial assurance requirements for decommissioning obligations; and/or
•
changes in laws, regulations, administration policies or court-ordered requirements that restrict or delay offshore leasing, permitting, site development or operation in federal waters where we operate.

These risks may be heightened by current geopolitical relations among Mexico, Canada and the U.S. Because most of our production is currently from properties located in the Gulf of America, adverse regional events could have a greater impact on our results of operations than on producers with more geographically diverse assets.

Global geopolitical tensions may increase volatility in oil, gas and NGL prices and could adversely affect our business.

Our oil and gas activities are affected by geopolitical and economic conditions that can cause energy market disruptions and price volatility. These include changes in energy policies, expropriation, contract cancellations or modifications, changes in laws and policies governing operations of foreign-based companies, changes in tax or royalty regimes, trade restrictions, currency fluctuations, terrorism, piracy, sanctions and armed conflicts.

Recent and ongoing geopolitical events illustrate these risks.

•
Mexico and Canada: Political transitions following elections in 2024–2025 and continuing tension could lead to policy shifts or trade restrictions with the United States that affect the energy industry and broader economy.
•
Russia and Ukraine: Russia’s 2022 invasion of Ukraine has led to sweeping international sanctions and countermeasures that continue to disrupt global trade and financial markets. Additional sanctions or retaliatory actions could further affect the global economy and commodity markets. A cessation of hostilities or easing of sanctions could also cause commodity prices to decline, reducing our revenues.
•
Israel and the Middle East: Ongoing hostilities in Israel and the Middle East have created and may continue to create additional regional instability and supply risks.

•
Venezuela: Recent U.S. intervention in Venezuela could result in associated repercussions to supply of and demand for oil and natural gas and the economy generally.

These conflicts, and any escalation or additional geopolitical crises, could result in significant volatility in energy prices, supply disruptions, and broader economic instability. We continue to monitor these and future developments, but their duration and impact are unpredictable. Any of these factors, as well as other geopolitical tensions, could adversely affect our business, financial condition, or results of operations.

Our actual recovery of reserves may differ substantially from our proved reserve estimates.

Our estimates of oil and natural gas reserves are based on judgments and assumptions about prices, costs, capital expenditures, and future production, and complex geological, geophysical, engineering and economic data. Changes in these assumptions, or differences between our interpretations and those of third-parties or regulators, can cause reserve estimates to vary significantly.

Actual production, oil and natural gas prices, costs, revenues, taxes, expenses and recoverable reserves may differ from estimates and could materially affect the quantity and value of our reserves. Our reserves may also be affected by production from adjacent properties operated by others. We regularly revise our estimates to reflect new data, production history, results of exploration and development, changes in prices, and production results. See Part I, Items 1 and 2. Business and Properties—Summary of Reserves for further discussion on 2025 changes in estimates of our proved reserves.

PV-10 is calculated using the pricing requirements established by the SEC, except it does not include estimated future income taxes, and does not necessarily represent the market value of our proved reserves. Actual future prices and costs used in computing PV-10 may be materially higher or lower. Further, actual future net revenues are affected by factors such as:

•
capital expenditures and decommissioning costs;
•
the rate and timing of production;
•
changes in laws, regulations or taxes;
•
volume, pricing and duration of our hedging contracts;
•
market supply and demand for oil and natural gas;
•
prices we receive for oil and natural gas; and
•
our actual operating costs in producing oil and natural gas.

The timing of both our production and our incurrence of expenses in connection with the development and production of our properties affects the timing of actual future net cash flows from reserves, and thus their actual present value. In addition, the 10% discount factor that we use to calculate the net present value of future net revenues and cash flows may not necessarily be the most appropriate discount factor based on our cost of capital in effect from time to time and the risks associated with our business and the oil and natural gas industry in general.

As of December 31, 2025, approximately 22% of our proved reserves were undeveloped and 19% were non-producing. Development of these reserves requires significant capital investment and successful drilling. Actual costs or results may differ from our estimates, and some reserves may not be produced within planned timeframes or at all. Any material inaccuracy in our reserve estimates or related assumptions could adversely affect our business, financial condition, and results of operations.

Our future asset retirement obligations, including plugging and abandonment expenditures and decommissioning costs, are difficult to predict, may vary significantly from period to period and could materially adversely affect our current and future financial results.

We record a liability for the discounted present value of our asset retirement obligations, including plugging wells, removing platforms, pipelines and facilities, and restoring sites at the end of operations. As of December 31, 2025, our short-term asset retirement obligation was $112.5 million and the long-term asset retirement obligation was $1,219.6 million. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies and Note 9 — Asset Retirement Obligations for more information.

We have divested properties where buyers assumed abandonment obligations; however, if those parties cannot perform, we could be held jointly and severally liable for further decommissioning costs under laws such as the OCSLA. Furthermore, if non-operating partners fail to pay their share of abandonment costs, we may be required to cover those amounts. As of December 31, 2025, we have accrued $0.5 million and $21.7 million in decommissioning obligations reflected as “Other current liabilities” and “Other long-term liabilities,” respectively, on the Consolidated Balance Sheets. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies and Note 15 — Commitments and Contingencies for more information.

Offshore obligations are typically more costly than onshore due to logistical challenges and stricter regulations. These estimates can change significantly due to regulatory changes, evolving technology, and the timing of abandonment, which often occurs many years in the future. As a result, we may be required to significantly increase or decrease our estimated asset retirement obligations and decommissioning expenses in future periods.

Events such as hurricanes or other natural disasters can also increase costs dramatically if platforms or facilities are damaged or not structurally intact. The estimated costs to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged. Accordingly, our estimates of future asset retirement obligations and/or decommissioning costs could differ dramatically from what we may ultimately incur as a result of damage from a hurricane or other natural disaster.

Any unexpected increase in asset retirement obligations and/or decommissioning costs could materially and adversely affect our financial position and results of operations.

We risk losing leases if we cannot drill before such leases expire.

Our leases may expire unless production is established as required by leases covering undeveloped acres. If commodity prices remain low for an extended period of time, drilling might not be economical, and some leases could expire, which could have an adverse effect on our business. As of December 31, 2025, approximately 46% of our net acreage was undeveloped. See Part I, Items 1 and 2. Business and Properties—Acreage for further discussion.

Our development plans for areas not held by production are subject to change based upon various factors. Many of these factors are beyond our control, including drilling results, oil and natural gas prices, access to capital, drilling and production costs, service and equipment availability, gathering system and pipeline transportation constraints and regulatory approvals. For acreage we do not operate, we have even less control over development plans, increasing the risk of expiration.

We depend on infrastructure to market and deliver our production.

Our ability to sell our production relies in part on access to sufficient critical infrastructure, including gathering systems, pipelines, transportation, and processing facilities. If this infrastructure lacks capacity, is unavailable, or is shut down due to maintenance, weather, regulatory restrictions, legal or public opinion challenges, or other issues, we may have to shut in wells, facilities or delay development.

Inflation and interest rate changes could increase our costs.

Rising inflation and associated changes in monetary policy, including interest rates, may increase the cost of our goods, services and labor, which raises our capital expenditures and operating costs. Higher interest rates may also increase the cost of capital and slow economic growth, negatively affecting our business. Inflationary pressures continued to ease through late 2025, with annual U.S. inflation ending the year at approximately 2.7%. The U.S. Federal Reserve (the “Federal Reserve”) implemented three consecutive interest rate cuts in September, October, and December 2025, ultimately lowering the federal funds target range to 3.50%–3.75% by year‑end, down from the two‑decade highs maintained earlier in the year. Although inflation remains above the Fed’s 2% goal, policymakers signaled caution due to persistent price pressures and a softening labor market, leaving uncertainty around the pace and timing of any additional rate cuts in 2026. Continued inflation and volatile energy prices may further increase the cost of goods, services, and labor, driving up operating expenses and capital spending. We cannot predict future inflation or monetary policy trends.

We may not be able to obtain sufficient surety bonds on reasonably acceptable terms to conduct our business.

The offshore surety bond market has undergone a structural shift driven largely by adverse developments in restructurings and bankruptcies of companies operating in the OCS, leading to materially reduced availability of surety bonds as a number of surety companies have exited the offshore surety market. In addition, remaining surety companies generally have a lower risk tolerance which has increased pressure to provide collateral on existing and new surety bonds. As a result, new surety bonds may not be available to us on commercially reasonable terms, including requiring collateral, which may lead to significantly increased costs on our operations. Further, if surety market conditions continue to tighten, there may not be sufficient surety bond capacity available for companies in the OCS which could consequently have a material adverse effect on our ability to conduct and grow our operations in the region.

In November 2025, we entered into various collateral and security arrangements with our surety bond providers to limit the amount of collateral we are required to provide on existing surety bonds through 2031. In return for our agreement to post annual collateral commitments and make minimum plugging and abandonment expenditures, our surety providers agreed not to require additional collateral under their existing surety agreements above the agreed upon amounts, draw on letters of credit posted for the sureties’ benefit, or cancel any existing surety bonds. The arrangements generally contain certain events of default which, if triggered and not cured by us within the cure period, would terminate the standstill period and provide the sureties their full rights under their respective surety and indemnity agreements, including the right to call collateral. Events of default include, but are not limited to, the failure to maintain liquidity of $200.0 million or above a specified credit rating. Please see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies for further information about these arrangements, our collateral funding requirements and plugging and abandonment commitments. New surety bonds are not subject to these collateral limits, and we may therefore have to post increased collateral on new bonds.

BOEM also requires that lessees demonstrate financial strength and reliability according to its regulations or provide acceptable financial assurances, such as surety bonds, to meet lease obligations, including decommissioning activities on the OCS. In 2024, BOEM adopted a new financial assurance rule that significantly increased supplemental bonding requirements for certain lessees and grant holders conducting operations in the OCS. The final rule was challenged in court by multiple oil and gas industry groups and the states of Mississippi, Louisiana and Texas. The U.S. District Court for the Western District of Louisiana granted a stay of the litigation while the agency pursues efforts to suspend, revise, or rescind the final rule. The court’s order temporarily limits full implementation of the final rule by limiting BOEM’s ability to seek supplemental financial assurance to cases of sole liability properties and certain non-sole liability properties that are held by owners who are not financially strong, as described in the final rule, and that have no co-owners or predecessors who are financially strong.

In May 2025, the DOI announced its intent to revise and develop a new rule that is consistent with the Trump Administration’s 2020 proposed rule on financial assurance. Although the specific substance and timing of a revised rule cannot be predicted at this time, it is anticipated that the new revised rule will revert to BOEM’s former policy of considering the financial strength of both co-owners and predecessors in title when determining whether supplemental financial assurance is required. Notwithstanding the status of the final rule or a new revised rule, BOEM has stated it will continue to require lessees on the OCS to provide financial assurance in instances where BOEM determines there is a substantial risk of nonperformance of their decommissioning liabilities. Despite expected changes to the BOEM financial assurance rule, we remain subject to existing bonding requirements, and future rules are uncertain. In the future, BOEM could implement new or revised rules that require additional financial assurances in material amounts. BOEM may reject proposals to satisfy any such additional financial assurance coverage and make demands that exceed our capabilities or the availability of surety bonds in the market on acceptable commercial terms. If we cannot provide required assurances on acceptable terms, BOEM could impose penalties, suspend operations, or cancel leases. Surety companies may also demand additional collateral on future surety bonds, which could reduce our liquidity and limit future capital spending. Market conditions and regulatory changes could continue to further affect the availability and costs of future surety bonds, materially impacting our ability to operate on the OCS. After 2031, under our existing and future indemnity agreements, surety companies have the right to demand additional collateral to support currently existing bonds. We cannot provide assurance that we will be able to satisfy future collateral demands. Collateral in the form of cash or letters of credit would negatively impact our liquidity position, and we may be required to seek alternative financing. To the extent we are unable to secure adequate financing, we may be forced to reduce our capital expenditures.

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

Technology and cybersecurity threats could disrupt our operations and cause reputational and financial harm to our business.

As an exploration and production company, we rely heavily on information and operational technology systems to support our exploration, production, and administrative functions across our offshore and corporate operations. The energy sector’s growing reliance on information and operational technology to manage critical business functions has significantly increased the exposure to cybersecurity threats. As such, our systems face increasing technological and cybersecurity threats which could result in unauthorized access to sensitive information or render our systems unusable. For example, a cyber-attack on a production control system could result in significant environmental and safety risks, such as a well incident, shut-in or spill that could cause business interruption, reputational damage, regulatory fines or penalties, costs of compliance or remediation or insurance limitations. Other examples of cybersecurity threats we may face include incidents common to most companies in the energy industry, such as phishing, business email compromise, ransomware and denial-of-service, as well as attacks from more advanced sources, including nation state actors, that target companies in the energy industry. Our customers, suppliers, subcontractors and joint venture partners also face similar cybersecurity threats, which may impact us. We rely on third-party vendors and service providers, including, but not limited to, software and hardware suppliers, cloud-based service providers, and industrial equipment manufacturers, which may present additional cybersecurity risks to us beyond our direct control if their systems or supply chains are compromised. Any successful cyber breach, whether of our systems or those of a third-party provider, could compromise our systems, disrupt our operations, or result in the unauthorized disclosure of sensitive information and/or infrastructure or environmental damage. Such incidents could result in regulatory investigations, litigation, fines and penalties, reputational damage, and significant costs for compliance, remediation and system restoration.

Although we maintain risk-based security programs integrated with enterprise risk management, which include, but are not limited to, cybersecurity oversight, detection and response processes, third-party risk management, and cyber incident insurance, these measures may not prevent or fully cover losses. Attack techniques continue to evolve, and some breaches may go undetected for extended periods. Breaches of our information and operational technology systems, or any material outage or data compromise could materially affect our operations, and financial condition, damage our reputation, lead to financial losses from remedial actions, loss of business, and potential liability, and impact our ability to meet regulatory obligations.

We have limited control over the activities on properties we do not operate.

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As of December 31, 2025, approximately 19% of our production is from properties we do not operate. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such properties to fund their contractual share of the capital and operating expenditures. In addition, a third-party operator could also decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on such properties during periods of lower crude oil or natural gas prices. These limitations and our dependence on the operator and third-party working interest owners for these properties could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition and results of operations.

Hedging transactions may limit our potential gains and expose us to other risks.

We use hedging transactions, such as futures contracts on the NYMEX, to manage price volatility for oil, natural gas, and NGLs. While these arrangements help reduce downside risk, they can also limit potential gains if prices rise above hedge levels. In certain circumstances, such transactions may expose us to the risk of financial loss, including instances in which:

•
our production is less than expected or is shut-in for extended periods;
•
there is a widening of price differentials between delivery points;
•
the counterparties default;
•
there are unexpected market events which materially impact oil or natural gas prices; or
•
we are unable to market our production as planned.

Future collateral requirements depend on market conditions. These factors could increase costs or liquidity needs and negatively affect our financial results.

Compliance with environmental laws, including legal requirements related to marine life and endangered and threatened species, could increase our costs and limit operations.

Our offshore operations are subject to stringent federal, state and/or local environmental laws and regulations governing emissions, waste disposal and the protection of marine life and endangered species. These regulations require permits, restrict or prohibit certain activities within protected areas or that may affect certain wildlife, including marine species and endangered and threatened species and impose substantial liabilities for pollution. Additionally, the threat of climate change has, in recent years, been a heightened area of litigation, regulations and disclosure requirements in the United States. Although federal efforts seeking to mandate climate-related disclosures have not been successful, many other environmental requirements remain in place, and future changes to environmental restrictions and regulations remain uncertain. Further, states and other jurisdictions may impose stricter standards in the future. Any legal developments that increase compliance costs or restrict drilling could have a material adverse effect on our business, results of operations and financial condition. For additional information about government regulation related to environmental and worker safety matters, please see Part I, Items 1 and 2. Business and Properties — Environmental and Occupational Safety and Health Regulations.

Regulatory changes could restrict, delay or prohibit oil and natural gas exploration, development and production activities or access to leases, which could have a material adverse effect on our business, financial condition or results of operations.

Our industry and oil and gas operations are subject to numerous U.S. federal, state and local laws. These regulations govern all aspects of our operations, including permits, environmental protections, emissions, drilling plans, transportation and service infrastructure, bonding for decommissioning, reporting and taxation related to our operations. Stricter environmental, health and safety standards applicable to our operations and those of the oil and gas industry more generally have been implemented during prior U.S. presidential administrations. For example, over the past decade, BSEE and BOEM have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Effective October 2023, BSEE published a final rule requiring, among other things, that a blowout preventer system is able to close and seal the wellbore at all times to the well’s maximum kick tolerance design limits and more stringent requirements for failure reporting. The current presidential administration has stated its intent to reduce various regulatory burdens for fossil fuel projects although future regulations may vary under various political leadership. In Mexico, recent energy reforms have strengthened state control and introduced new permitting and unitization procedures under SENER and the newly formed National Energy Commission (CNE).

Failure to comply with any regulations applicable to our operations can result in significant administrative, civil or criminal penalties, injunctions and other restrictions on our operations or reputational harm. In addition, because we hold federal leases, the U.S. federal government requires us to comply with numerous additional regulations applicable to government contractors. Future, more strict regulations, executive orders, or agency actions could restrict offshore leasing, delay projects, increase compliance costs, or limit access to drilling locations. Litigation challenging leasing programs and future federal policies under different political leadership add uncertainty. These changes could result in higher bonding requirements, penalties, or suspension of operations, which may materially affect our business and financial results. Also, if material spill incidents occur in the future, the United States or other countries where such an event may occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, legal proceedings or regulations on our drilling and production operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

See Part I, Items 1 and 2. Business and Properties — Government Regulation — Outer Continental Shelf (“OCS”) Regulation for more discussion on orders and regulatory initiatives impacting the oil and natural gas industry on the OCS.

Production shut-ins could increase costs and reduce future production.

If we are forced to shut-in wells, restarting production may require significant expense and could make some wells uneconomic at low prices, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings. If we are able to bring wells back online, production levels may be lower than before, and we may need to permanently discontinue development plans or production. Any prolonged shut-in or curtailment could negatively affect our reserves, financial condition and results of operations.

Severe weather or public health events could disrupt production and reduce revenues.

We may experience significant shut-ins and losses of production due to events outside of our control, such as adverse weather conditions. As an offshore exploration and development company with significant assets in the U.S. Gulf of America, our operations are particularly vulnerable to hurricanes, tropical and winter storms, loop currents, and other adverse weather conditions in the region. Further, our operations could be disrupted by epidemics, outbreaks or other public health events such as in 2020 by Covid-19. A regional or global public health crisis could also disrupt operations by causing workforce shortages, supply chain interruptions, or government-imposed restrictions. Any prolonged disruption could materially affect our production, revenue, and financial condition.

We are not insured against all of the operating risks to which our business is exposed.

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. For example, a hurricane or other adverse weather-related event may cause damage or liability in excess of our coverage that might severely impact our financial position. We have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, named U.S. Gulf of America windstorm, oil pollution, construction risk, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles or retentions, as well as sub-limits or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and we may experience production interruptions for which we do not have production interruption insurance. There is no assurance that our insurance coverage will adequately protect us against liability from all potential consequences, damages or losses. See Part I, Items 1 and 2. Business and Properties – Insurance Matters for more information on our insurance coverage.

We may also be liable for damages from an event relating to a project in which we own a non-operating working interest and over which we have limited control. Any event resulting in a significant interruption to our business, whether covered by insurance or not, could severely impact our financial position.

We reevaluate the purchase of insurance, policy limits and terms annually. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain adequate insurance in the future at rates that we consider reasonable, and we may elect to maintain minimal or no insurance coverage or self-insure. Further, we may not be able to secure additional insurance or financial assurance surety bonds that might be required by future governmental regulations. This may cause us to restrict our operations in the areas in which we operate, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could materially and adversely affect our financial condition, cash flows, business properties, liquidity and results of operations.

Our actual production could differ materially from our forecasts.

We periodically provide production forecasts and guidance based on assumptions about existing wells and anticipated operating conditions. Such forecasts do not reflect all possible impacts which are outside our control, such as unanticipated facility or equipment malfunctions, adverse weather effects outside budgeted expectations, adverse resolutions to disputes relating to operatorships, unanticipated regulatory and legal impacts, or significant declines in commodity prices or material increases in costs. If risks occur that significantly impact our operations and costs, actual production could be materially lower than anticipated, which may make certain production uneconomical and negatively effect our financial results.

Our strategy emphasizes Deepwater exploration and development, which involves significantly higher operational and financial risks than operations in shallower waters. Deepwater activities in the Gulf of America are complex, capital‑intensive, and subject to a wide range of uncertainties.

We generally focus on Deepwater exploration and development, primarily in the Deepwater Gulf of America. Exploration for oil or natural gas in Deepwater regions, including the Gulf of America, generally involves greater operational and financial risks than exploration in the shallower waters and require advanced technology, specialized rigs, and extensive subsea infrastructure. Deepwater conditions increase the likelihood of technical challenges, including geological complexity, high temperatures and pressures, and other drilling risks. As a result, wells may experience operational obstacles, be non‑commercial, may take longer to drill, or may not produce sufficient revenue to recover drilling and development costs.

Our operations are also subject to unexpected drilling conditions, equipment failures or accidents, extreme weather, labor and supply‑chain shortages, and other operational delays. Limited infrastructure in Deepwater areas may extend the time between discovery and first production, and in some cases, may render discoveries uneconomic to develop. We may also pursue future exploration and development opportunities internationally, where similar Deepwater risks would apply.

Deepwater operations also carry significant environmental risks. Failure to manage inherent operational risks related to exploration, development, production and decommissioning can result in unexpected incidents, such as oil spills, explosions, mechanical failures, or loss of well control causing personal injury, loss of life, environmental damage, loss of revenues, legal liability and/or disruptions of operations. For example, an oil spill or substantial threat of discharge could result in strict liability for cleanup costs, natural resource damage, economic losses, and other penalties. Such events could materially and adversely affect our financial condition.

In addition, fluctuations in oil and natural gas prices affect both the demand for and cost of drilling rigs, equipment, and related services, which may further increase the overall cost and risk of Deepwater projects.

If any of these risks materialize, we could incur substantial losses, including property damage, environmental remediation costs, fatalities or serious injuries, regulatory investigations or penalties, prolonged operational downtime, and significant repair expenses. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Intense industry competition could limit our growth and increase costs.

We operate in a highly competitive industry where many of our competitors are larger and have substantially greater financial resources. These companies may outbid us for leases and acquisitions, and have more capital to make acquisitions, enter into joint ventures, attract and retain skilled personnel, obtain equipment, and invest in advanced technologies. Such competition can significantly reduce our opportunities for growth, increase costs and limit our access to resources. In addition, larger, more diverse competitors with greater financial resources may be better able to respond and adapt to adverse economic and industry conditions, including price fluctuations, reduced demand, and current and future regulatory requirements and taxes. If we cannot compete effectively and economically, our revenues and growth prospects could be materially affected.

The loss of a significant customer could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers for a substantial portion of our revenue. The loss of any large customer, such as Shell Trading (US) Company, Exxon Mobil Corporation and Chevron Corporation, which represent 35%, 23% and 12% of our oil, natural gas and NGL revenues for the year ended December 31, 2025, respectively, could have a material adverse effect on our business, financial condition and results of operations. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 2 — Summary of Significant Accounting Policies for additional information.

We rely on skilled and experienced personnel, and shortages in such personnel, higher labor costs or the loss of key management could adversely affect our ability to operate.

Our offshore exploration, production and decommissioning activities rely on highly skilled, experienced, and technical personnel. The loss of key individuals or our inability to attract and retain skilled workers could negatively affect our productivity, profitability, and growth. Competition for specialized talent is intense in our industry, and labor costs may rise due to market conditions or unionization. These factors could impair our ability to operate effectively and economically. In addition, unanticipated changes in management turnover may impact our ability to effectively implement our strategy and manage our business.

We have various contractual commitments. Our failure to satisfy these commitments could adversely affect our results of operations and financial position.

Contracts customary in our industry may expose us to significant economic loss. We have entered into, and may in the future enter into, transportation and other commercial arrangements that include minimum volume commitments, which could expose us to significant contractual penalties and fees if our production declines and we cannot meet these commitments. As of December 31, 2025, our future minimum transportation fees totaled approximately $43.9 million through 2030. Failure to satisfy these commitments could reduce our cash flow from operations, which may require us to delay investments, reduce capital expenditures, or seek alternative financing. Similarly, we may enter into drilling rig and other certain vessel contracts that require significant financial commitments, have high operating and standby rates, and include significant penalties for termination. These outcomes could materially and adversely affect our results of operations and financial condition. Further information about these commitments can be found under Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies.

We have operations in multiple jurisdictions and our tax obligations and related filings are complex. In addition, changes in tax laws or their interpretation could increase our tax obligations and reduce after-tax profitability.

We are subject to income, withholding and other taxes in the United States on a worldwide basis and in various U.S. state and local and non-U.S. jurisdictions with respect to our income, operations and subsidiaries in those jurisdictions. As a result, our tax obligations and related filings are complex and subject to change, and our after-tax profitability could be lower than anticipated. Our after-tax profitability depends on numerous factors, including the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce our tax liabilities, the allocation of earnings among jurisdictions, and the treatment of intercompany transactions. We also may expand our operations into new jurisdictions which could subject us to additional significant tax liabilities.

Our after-tax profitability may also be affected by changes in the relevant tax laws and tax rates, regulations, administrative practices and principles, judicial decisions and interpretations, in each case, possibly with retroactive effect. From time to time, U.S. federal and state legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any changes could take effect. In addition, states in which we operate or own assets may also impose new or increased taxes or fees on oil and natural gas extraction. The passage of any such legislation or other future tax legislative or regulatory changes in the United States, Mexico or in any other jurisdiction in which we operate or have subsidiaries now or in the future could increase our future tax liabilities and adversely impact our after-tax profitability.

Our future tax liabilities may be greater than expected if our ability to use our net operating loss (“NOL”) and interest expense carryforwards are limited, which may adversely affect our results of operations and cash flows.

As of December 31, 2025, we had approximately $139.3 million of U.S. federal tax-affected NOL carryforwards and $16.4 million of state tax-affected NOL carryforwards. Some of our U.S. federal NOL carryforwards expire in 2036 while others have no expiration date. The state NOL carryforwards have no expiration date. As of December 31, 2025, we also had $40.2 million of tax-affected U.S. federal and state interest expense carryforwards. Utilization of these NOL and interest expense carryforwards depends on various factors, including future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) generally imposes an annual limitation on the amount of NOL and interest expense carryforwards that a corporation can use to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). Under Section 382 of the Code, an ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of a corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Most of our U.S. federal NOL carryforwards and certain of our interest expense carryforwards are currently subject to limitation under Section 382 of the Code. In the event we were to undergo an ownership change in the future, utilization of our NOL and interest expense carryforwards would be subject to further limitation under Section 382 of the Code. Similar limitations apply under state income tax laws. Any unused annual limitation generally may be carried over to later taxable years. If we are unable to fully utilize these carryforwards, our future tax liabilities could be greater than expected, which may adversely affect our results of operations and cash flows.

Our Mexican operations are subject to evolving regulatory and environmental requirements that could increase costs and create compliance risks.

Through our ownership in Talos Mexico, we hold a non-operated interest in oil and gas properties in shallow waters off the coast of Tabasco, Mexico that are subject to regulation by SENER, ASEA and other Mexican authorities. The legal framework for the Mexican energy sector has undergone significant reform and continues to evolve. Future changes in laws, regulations, or administrative practices could impose new or more stringent requirements, increasing our operating costs or capital expenditures in the region.

See Part I, Items 1 and 2. Business and Properties — Government Regulation for additional disclosure relating to the legal requirements imposed by Mexican regulatory bodies to which we may be subject in the pursuit of our operations conducted through our equity method investment.

Additionally, under our Block 7 PSC, we are jointly and severally liable for all obligations under the PSC, including exploration, development, appraisal, extraction, abandonment and environmental compliance. Failure to meet these obligations could result in penalties or contractual rescission of the PSC. See Part I, Items 1 and 2. Business and Properties — Mexico for more information regarding our ownership interest in Talos Mexico.

We may also seek to expand our operations in offshore Mexico in the future, and any such expansion could subject us to additional operational, regulatory, tax, and political risks associated with conducting business in that region.

Seismic data interpretation does not guarantee the presence of commercially viable hydrocarbons.

We rely on three-dimensional seismic studies to evaluate drilling opportunities on our properties and potential acquisitions. These studies are interpretive tools and cannot ensure that hydrocarbons are present or, if present, that they can produce in economic quantities. Seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. As a result, drilling based on seismic data may lead to unsuccessful drilling and operational results, which could adversely affect our operational results and financial condition.

Violation of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, could result in severe penalties and loss of key contracts.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar laws that prohibit improper payments or offers of payments to foreign officials and political parties to obtain or retain business. Operating in certain jurisdictions may expose us to demands from government officials or other parties in violation of the FCPA. Despite our compliance policies and training, we face the risk that employees or third-party representatives might engage in prohibited conduct for which we might be held responsible.

Under the Block 7 PSC with the CNH, to which a subsidiary of Talos Mexico is a party, violations of the FCPA, by any signatory could result in significant criminal or civil sanctions and allow CNH to rescind the PSC. Such event could materially and adversely affect our business, operating results and financial condition.

Our business faces risks related to climate change concerns that could increase our operating costs, restrict where we can operate, and reduce demand for the crude oil and natural gas that we produce.

Climate change continues to attract public, political and scientific attention both domestically and abroad. For example, the Inflation Reduction Act of 2022 (the “IRA 2022”) contained hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles and supporting infrastructure, and carbon capture and sequestration, among other provisions. However, certain of these incentives and initiatives have been paused, repealed or otherwise modified due to the passage of the OBBBA. The IRA 2022 also imposed the first ever federal fee on the GHG emissions through a methane emissions charge, although the OBBBA postponed the implementation of the methane emissions charge until 2034.

These legislative and regulatory changes could ultimately decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

Additional federal, state, and local initiatives, including potential carbon taxes, cap‑and‑trade programs, mandatory GHG reporting, and rules that directly limit emissions, could further increase compliance costs or restrict development activities. International actions to regulate or limit GHG emissions may have similar effects. Climate‑related political, financial, and litigation pressures on fossil fuel producers may also continue to grow. See Part I, Items 1 and 2. Business and Properties — Environmental and Occupational Safety and Health Regulations — Climate Change for additional disclosure relating to risks arising out of the threat of climate change.

Future legislation or regulatory programs designed to reduce or eliminate GHG emissions may require us to install new emissions‑control equipment, purchase emissions credits, or comply with additional reporting or operational requirements. These measures could increase the cost of consuming hydrocarbons and reduce demand for the oil and natural gas we produce. They may also cause us to delay, limit, or cancel projects or impair our ability to operate economically.

Any of these factors such as regulatory changes, increased compliance costs, reduced product demand, or climate‑related operational constraints, could negatively affect our business, financial condition, and results of operations.

Evolving expectations, regulations and related scrutiny regarding environmental, social and governance matters could impact our business and stock price.

In past years, there has been increased attention to climate change and societal expectations on companies to address climate change and substitute energy sources for fossil fuels. Although recent U.S. political trends have shifted away from certain environmental, social and governance initiatives, these matters remain highly relevant to our future strategy and business. Future shifts in investor priorities, regulatory requirements, or societal expectations could increase costs, limit demand for our products, reduce profits, or affect access to capital, which could negatively impact our stock price.

While we endeavor to publish transparent sustainability reports, the voluntary disclosures in these reports rely on assumptions and estimates or hypothetical scenarios that may not reflect actual outcomes, and they are increasingly subject to scrutiny for accuracy and potential “greenwashing.” Regulators, investors, and other stakeholders may challenge our statements or goals, which could lead to investigations, litigation, reputational harm, and additional compliance costs. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private sector actors have also filed lawsuits under various securities and consumer protection laws alleging that certain statements related to environmental, social or governance goals or commitments were misleading, false, or otherwise deceptive. Certain employment or business practices and inclusion initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors. The complex regulatory and legal frameworks applicable to such initiatives continue to evolve.

In addition, organizations that provide information, ratings or proxy advisory services to investors on corporate governance and related matters have developed processes for evaluating companies on their approach to environmental, social and governance initiatives. Such ratings or recommendations and reports are used by some investors to inform their investment and voting decisions. Unfavorable ratings or recommendations may lead to increased negative investor sentiment toward us and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. We may also face criticism or legal challenges from parties proposing or opposed to environmental, social and governance initiatives, including claims that our environmental or social commitments are inconsistent with evolving laws. These risks could disrupt operations, increase expenses, and negatively affect our stock price and ability to attract customers, employees, and investors.

Changes in U.S. trade policy, including tariffs or other restrictions, could increase costs and adversely affect our business.

There has been continued uncertainty about U.S. trade policies, treaties, tariffs, taxes, and other limitations that could impact our costs and supply chain. Such tariffs and any additional tariffs, trade barriers, or retaliatory measures could further increase the cost of materials and services we use, disrupt our supply chain, and negatively affect our business, prospects, financial condition and operating results.

We may not realize expected benefits from future acquisitions, and integration challenges could harm our business.

Our growth strategy includes pursuing acquisitions. However, we may not achieve anticipated benefits such as increased earnings, cost savings, operational efficiencies, or reserve additions. Challenges may include higher-than-expected costs, inaccurate reserve estimates, unknown liabilities, challenges operating in new geographic regions and under new regulatory frameworks, and difficulties integrating operations, systems, corporate functions, and personnel. In addition, integrating acquired assets can increase indebtedness, divert management’s focus, and involve difficulties associated with operating a larger or geographically diverse organization. Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results. If we cannot successfully integrate acquired businesses or realize expected benefits, our business, financial condition, and results of operations could be adversely affected.

Acquisitions and current assets expose us to potentially significant liabilities, including abandonment obligations.

We evaluate factors such as reserve estimates, the timing of recovering reserves, exploration potential, future prices, operating costs and potential environmental and regulatory liabilities, including P&A liabilities and decommissioning obligations when leasing or acquiring oil and gas properties. These assessments are inherently uncertain and may not identify all issues. Reviews may miss defects or liabilities, and we may acquire properties on an “as-is” basis with limited contractual protections.

We may face claims related to environmental, title, regulatory, tax, contract, litigation or other matters that were unknown at the time of acquisition. While we may be able to obtain indemnities for certain pre-closing liabilities, these protections are typically limited in scope and duration and often are insufficient to cover the full liability. If sellers or other parties fail to meet their obligations, we could be responsible for significant costs, which could materially and adversely affect our operations, financial condition, and results.

Litigation outcomes could materially affect our financial condition.

We may be involved in legal proceedings, and an unfavorable resolution could have a material impact on our financial position and results of operations. If potential liabilities are not fully covered by insurance, or if coverage is inadequate, we could incur significant losses. See Part I, Item 3. Legal Proceedings for more information.

Lower oil and natural gas prices and other factors have resulted in, and may in the future result in additional, ceiling test impairments and other impairments of our asset carrying values.

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the costs to acquire, explore for and develop oil and gas properties. Under the full cost method of accounting, our capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10 percent, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Any costs in excess of the ceiling are recognized as a non-cash “Impairment of oil and natural gas properties” on the consolidated statements of operations and an increase to “Accumulated depreciation, depletion and amortization” on our consolidated balance sheets. An impairment of oil and gas properties does not impact cash flows from operating activities, but does reduce net income. The risk that we are required to impair the carrying value of oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, impairments may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. Volatility in commodity prices, poor conditions in the global economic markets and other factors could cause us to record additional impairments of our oil and natural gas properties and other assets in the future, and incur additional charges against future earnings. For the year ended December 31, 2025, the Company recorded an impairment of $454.5 million. Any required impairments could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

A prolonged government shutdown or lapse in federal appropriations could disrupt our offshore operations and delay required regulatory approvals.

From time to time, the U.S. federal government has experienced periods of prolonged shutdowns. A prolonged government shutdown, lapse in federal appropriations or other resulting restrictions on federal agency operations could result in significant delays or interruptions in future federal lease sales, permitting, inspections, approvals, decommissioning plans, and other agency actions (including actions by BOEM, BSEE, US. Coast Guard) upon which our offshore exploration, development and production activities in the U.S. Gulf of America depend. Such delays could increase project timelines, cause suspension or postponement of planned drilling plans, completion, tie-ins or platform work, and could decrease production, postpone capital projects, increase other costs or delay revenues, which could have a material adverse effect on our business, results of operations and cash flows.

In addition, a government shutdown could affect supply-chain timing and create macroeconomic uncertainty that affects commodity markets and project financing which could materially adversely affect our financial condition, liquidity and results of operations.

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

In September 2024, the Company identified two material weaknesses. Management, under the oversight of our Audit Committee, took steps to fully remediate the material weaknesses as described more fully in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2024. The Audit Committee did not identify any related material errors in the Company’s historical financial statements.

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

Risks Related to our Capital Structure and Ownership of our Common Stock

Our debt level and related covenants in our current or future credit agreement and indentures could restrict our operations, and failure to comply with the covenants could result in accelerated payment obligations.

The agreements governing our debt may impose significant restrictions limiting our ability to take certain actions, including:

•
incurring additional debt;
•
paying dividends, redeeming stock or redeeming subordinated debt;
•
making certain investments;
•
creating liens;
•
selling assets;
•
guaranteeing other indebtedness;
•
entering into agreements that restrict dividends from our subsidiaries;
•
merging, consolidating or transferring all or substantially all of our assets;
•
hedging production; and
•
entering into certain transactions with affiliates.

These restrictions reduce our financial flexibility and may limit our ability to respond to changing business conditions or pursue growth opportunities. Our debt obligations require substantial cash flow for interest and principal payments, which reduces funds available for operations, capital expenditures, and other business needs. In addition, high levels of outstanding debt may:

•
limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
detract from our ability to successfully withstand a downturn in our business or the economy generally; and
•
place us at a competitive disadvantage against other less leveraged competitors.

In addition, borrowings under our Bank Credit Facility bear interest at variable rates, making us sensitive to rate increases. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt for additional information on the Bank Credit Facility and Senior Notes.

If we fail to comply with covenants and other restrictions in our debt agreements, including financial ratio requirements, it could result in an event of default and the acceleration of repayment. Our ability to comply with covenants and other restrictions may be affected by events beyond our control, including economic and financial conditions. Sustained low oil and natural gas prices have a material and adverse effect on our liquidity position. Our cash flow is highly dependent on the prices we receive for oil and natural gas.

We depend on our A&R Credit Agreement for a portion of our future capital needs. Our borrowing base under the new credit facility is subject to semi-annual redetermination based on proved reserves. Such borrowing base determines the amount which is available under the facility. If our outstanding borrowings plus outstanding letters of credit exceed our redetermined borrowing base (referred to as a borrowing base deficiency), we could be required to repay such deficiency or take other corrective actions. Specifically, we are allowed to cure a borrowing base deficiency by: (i) repaying amounts outstanding sufficient to cure the borrowing base deficiency within 30 days; (ii) add additional oil and gas properties acceptable to the banks to the borrowing base and take such actions necessary to grant the banks a mortgage in such oil and gas properties within 30 days after the existence of such deficiency; (iii) pay the deficiency in four equal monthly installments with the first installment due within 30 days after the existence of such deficiency or (iv) any combination of the above. We are required to elect one of the foregoing options within 10 days after the existence of such deficiency.

We may not have sufficient cash flows from operating activities to meet our debt obligations. If we do not have sufficient cash to repay our indebtedness, we could attempt to restructure or refinance such debt, reduce or delay investments and capital expenditures, sell assets, or repay such debt with the proceeds from an equity offering. However, our A&R Credit Agreement and indentures may prohibit us from taking such actions, and we may not be able to refinance or restructure our indebtedness on acceptable terms, and any refinancing could involve higher interest rates and more restrictive covenants. In addition, financial market conditions, our market value, and operating performance may limit our ability to conduct equity offerings, refinance our debt or sell assets.

The Carlos Slim family’s significant ownership and voting power may create conflicts of interest and influence shareholder votes and major strategic decisions.

As of December 31, 2025, Control Empresarial de Capitales, S.A. de C.V. (“Control Empresarial”), an entity controlled by the family of Carlos Slim Helú (collectively, the “Slim Family”) beneficially owned and possessed voting power of approximately 25.8% of our outstanding common stock. This ownership gives the Slim Family significant influence over matters requiring stockholder approval, including changes in capital structure, mergers or acquisitions, and corporate governance. Their interests may differ from those of other stockholders, and they may make decisions that are adverse to other stockholders’ interests.

This concentration of voting power could influence a sale of our company and may discourage third parties from seeking to acquire our common stock which could negatively impact the market price of our common stock. Although we and affiliates of the Slim Family have extended the standstill arrangement through December 16, 2026, the agreement does not restrict voting rights or other actions. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 14 — Related Party Transactions for additional information on the cooperation agreement with Control Empresarial.

A financial crisis or disruption in credit markets could limit our access to funding and adversely impact our ability to do business.

We fund our operations and capital expenditures primarily through cash flow from operations and borrowings under our bank credit facility. We may also seek funding from capital markets or asset sales for additional liquidity. A financial crisis or market disruption could reduce our ability to access these sources of funding. For example, our borrowing capacity under our bank credit facility could be limited by a borrowing base reduction, availability cap, financial covenant breach, or lender non-performance.

Broader market instability could also restrict access to debt and equity markets, increase counterparty credit risk, and require us to post additional collateral under certain agreements. If we cannot obtain adequate financing, we may need to delay investments, sell assets, or seek alternative funding on unfavorable terms, any of which could materially affect our financial condition and results of operations.

From time to time, we may retire or repurchase outstanding debt through cash payments, exchanges for equity or debt, or other transactions, depending on market conditions, liquidity needs, and contractual restrictions. These transactions could be material and may result in taxable cancellation of indebtedness income or limit our ability to deduct future interest expenses, which could create current or future tax liabilities and adversely impact our ability to deduct interest expenses in the future. This could result in a current or future tax liability and could adversely affect our financial condition and cash flows.

We require substantial capital to fund our operations and replace our production and may not be able to obtain financing on acceptable terms.

Our business requires substantial capital for acquiring, developing, and producing oil and natural gas reserves. We fund these expenditures primarily through operating cash flow, cash on hand, and borrowings under our A&R Credit Agreement. The amount and timing of future spending depend on factors beyond our control, including commodity prices, drilling results, service, infrastructure and equipment availability, and regulatory, technological and competitive developments.

If oil and natural gas prices decline or other factors reduce our cash flow or borrowing capacity, we may be unable to fund planned projects. In that case, we may need to raise additional debt or equity or sell assets, and we cannot assure you that such financing will be available on favorable terms, or at all. Limited access to capital could reduce our ability to replace reserves and grow production, which may adversely affect our business and financial condition.

As a holding company, we depend on distributions from Talos Production Inc. and our subsidiaries to meet our obligations.

We are a holding company that has no material assets other than our ownership of Talos Production Inc. We have no independent source of revenue. We rely on cash distributions from Talos Production Inc. to pay taxes, cover corporate expenses, and, if declared, pay dividends on our common stock. Although we do not expect to pay dividends on our common stock in the near term, if our Board of Directors decides to do so in the future, our ability to pay dividends will depend on Talos Production Inc.’s ability to make distributions to us, which is subject to restrictions under its debt agreements and applicable law. If Talos Production Inc. is unable to make distributions, our liquidity and financial condition could be materially adversely affected. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt — Limitation on Restricted Payments Including Dividends for additional information.

Our charter allows certain directors and stockholders to pursue business opportunities that may not be offered to us.

Subject to the limitations of applicable law, our charter permits directors and officers affiliated with principal stockholders to engage in activities that may compete with us and to pursue business opportunities without offering them to us. These provisions also allow transactions between us and entities in which our directors or officers have an interest. Specifically, our Second Amended and Restated Certificate of Incorporation:

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

Currently, none of our directors or officers are affiliated with a Principal Stockholder. However, these provisions create the possibility that business opportunities that might otherwise be available to us could be directed to other parties, which may limit our ability to pursue certain transactions and could adversely affect our growth prospects.

Our charter includes exclusive forum provisions that may limit stockholder’s ability to choose a judicial forum for disputes.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent otherwise, certain claims, including derivative actions, fiduciary duty claims, and matters governed by Delaware law, must be brought in the Delaware Court of Chancery. It also designates U.S. federal district courts as the exclusive forum for Securities Act claims, subject to enforceability under Delaware law. These provisions do not apply to claims under the Exchange Act, which must be brought in federal court. These forum provisions may limit a stockholder’s ability to bring a claim in a forum they find favorable and could discourage lawsuits.

While the Delaware courts have determined that choice of forum provisions of this type are facially valid, uncertainty exists as to whether a court would enforce such provision. If a court determines these provisions are unenforceable, we could incur additional costs defending actions in multiple jurisdictions, which may adversely affect our business and financial condition.

Future sales, or the perception of future sales, of our stock could lower our share price and dilute the holdings of our existing stockholders.

Sales of a substantial number of shares, or even the expectation of a future sale, could reduce our stock price and make it harder for us to raise capital on favorable terms. If these shares are sold, or if investors believe they will be sold, our stock price could decline. We may also issue additional shares in the future to raise capital or fund acquisitions. Any such issuance could significantly increase the number of shares outstanding, dilute current stockholders’ voting power, and negatively affect our stock price.

Stockholder activism could disrupt our business and harm our stock price.

We may face actions or proposals from activist stockholders that conflict with our business strategy or other stockholders’ interests. Responding to these activities can be costly, time-consuming, and distract management and the Board from running the business. Activism may also create uncertainty about our future direction, which could harm relationships with customers, suppliers, and employees, and make it harder to attract talent. If a proxy contest occurs, we could incur significant legal and solicitation expenses and management attention could be diverted. Activist campaigns may also lead to litigation, further increasing costs and disruption. These activities could negatively affect our ability to execute our strategic plan and cause our stock price to fluctuate. We have previously adopted, and may again in the future choose to adopt, a stockholder rights agreement, which, if adopted, could have certain anti-takeover effects.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessing, Identifying and Managing Cybersecurity Risks — We rely extensively on information technology (“IT”) and operational technology (“OT”) systems to support exploration, drilling, production, and administrative functions across our offshore and corporate operations. These systems include process control systems on production platforms, remote monitoring systems, and enterprise IT applications for finance, human resources, and supply chain management. Our cybersecurity program is designed to protect these systems from unauthorized access, data breaches, ransomware, and other cyber threats. We aim to implement industry-standard security measures including network segmentation, firewalls, intrusion detection, endpoint protection, multi-factor authentication, incident response plans, security awareness training, and regular security audits. In addition, we maintain policies and procedures designed to assess, identify and manage cybersecurity threats and incidents and strive to align our cybersecurity operating model with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). We do not represent that our practices conform to any specific technical standards or requirements; rather, we utilize the NIST CSF as a framework that informs how we design our approach to identify, evaluate, and address cybersecurity risks in our operations. In November 2025, we appointed a Vice President - Chief Information Officer (“CIO”) to oversee our cybersecurity team, which actively works with third-party service providers to assess, identify and manage risks in our information systems in order to protect the confidentiality, integrity and availability of our digital infrastructure. The cybersecurity team meets regularly to evaluate potential threats, discuss best practices and identify new solutions to help mitigate cyber risks.

Our third-party service providers provide extended coverage of our information technology and operational technology environments and conduct regular evaluations of our cybersecurity controls, including testing the design and operational effectiveness of our cybersecurity controls. We also share and receive threat intelligence with other companies in the energy sector, government agencies, information sharing and analysis centers and cybersecurity associations in order to monitor and address developments in the cybersecurity environment.

To serve as an additional protection from outside threats, we also seek to prepare our employees and contractors about cybersecurity risks through cybersecurity training, simulated phishing exercises and awareness campaigns. We routinely conduct employee training, and point-in-time training for any phishing failures. We have implemented software and processes and currently use a managed service to help identify and evaluate risks from cybersecurity threats associated with third-party service vendors. In the event of a cybersecurity incident deemed to have a moderate or higher business impact, we have an incident response plan to notify senior leadership and to address how to contain the incident, mitigate the impact, and restore normal operations efficiently.

Cybersecurity Risk Assessment — We have integrated cybersecurity risk management into our broader Enterprise Risk Management (“ERM”) framework to promote a company-wide culture of cybersecurity risk management. Our ERM framework is designed to identify and prioritize company-wide risks, including cybersecurity threats, and integrate mitigation measures into our business, operational and capital structure planning activities. The purpose of the ERM framework is to enable the Board and executive leadership to (1) align risk management with strategic objectives, (2) identify risks, including cybersecurity risks, throughout the organization, (3) assess and prioritize risks that could impact the Company’s operational and strategic objectives, (4) develop and monitor risk mitigation initiatives, and (5) report and assess material risks, mitigation strategies and progress to the Board and/or its applicable committees. Cybersecurity risk is reviewed by a cross-functional, management-level ERM Steering Committee as part of the Company’s overall enterprise risk management program .

Board of Directors’ Oversight of Risks from Cybersecurity Threats — The Audit Committee has been delegated responsibility by the Board for overseeing the Company’s overall enterprise risk management program, including cybersecurity risk. The Audit Committee oversees our cybersecurity policies, procedures, risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Our cybersecurity team regularly updates and reports to the Audit Committee regarding cybersecurity risk exposure and our cybersecurity risk management strategy. The Audit Committee Chair is responsible for reporting key cybersecurity issues regarding current and potential material cybersecurity threats and our risk mitigation response strategies to the Board. To further inform our Board and management on emerging cybersecurity issues, we periodically engage third-party cybersecurity experts to report to the Audit Committee, other directors, and management, as applicable, on topics that may include, among other things, the latest cybersecurity trends, new technologies, evolving threats in the marketplace, proposed initiatives, legislation, and reporting standards.

Management’s Role in Assessing and Managing Cybersecurity Threats — Our CIO is responsible for assessing, identifying and managing cybersecurity risks and is supported by the cybersecurity team. Top cybersecurity risks are also integrated into our overall ERM framework and overseen at the management level by the ERM Steering Committee. The CIO, who reports directly to the CFO and is a member of the ERM Steering Committee, is responsible for our efforts to comply with applicable cybersecurity standards, establish cybersecurity protocols and protect the integrity, confidentiality and availability of our information technology infrastructure. Technology and cybersecurity policy decisions are made by our CIO in consultation with our CFO. In addition, our CIO has a direct line of communication with the Chief Executive Officer and General Counsel, as needed. Our CIO has over 30 years of experience in information technology and cybersecurity, holds a Bachelor of Science from Royal Holloway, University of London and has performed the role of CIO for over 7 years within a leading upstream E&P Company including the responsibility and accountability to the Audit Committee for cybersecurity.

Impact of Risks from Cybersecurity Threats — The energy sector’s growing reliance on information and operational technology to manage critical business functions has significantly increased the exposure to cybersecurity threats. The rising frequency and sophistication of cyber incidents, whether resulting from deliberate attacks or accidental breaches, pose substantial risks to the energy industry. For example, a cyber-attack on a production control system could result in significant environmental and safety risks, such as a well incident, shut-in or spill that could cause business interruption, reputational damage, regulatory fines and penalties, costs of compliance and remediation or insurance limitations. Other examples of cybersecurity threats we face include incidents common to most companies in the energy industry, such as phishing, business email compromise, ransomware and denial-of-service, as well as attacks from more advanced sources, including nation state actors, that target companies in the energy industry. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats. As these threats continue to evolve, effectively preventing, detecting, mitigating, and responding to cyber incidents has become an ongoing and increasingly complex challenge. Regulatory compliance adds another layer of complexity, particularly as cybersecurity reporting and disclosure requirements continue to evolve. These regulations require prompt and detailed disclosures of material cyber incidents, demanding significant resources and well-structured internal processes to maintain compliance. Failure to meet these obligations could lead to legal penalties, heightened regulatory oversight, and reputational harm. Additionally, the constantly shifting regulatory landscape may introduce overlapping or conflicting requirements, further complicating compliance efforts. To minimize potential risks, it is essential to closely monitor these developments and incorporate them into our cybersecurity and regulatory compliance strategies.

As of the date of this Annual Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, although the Company periodically experiences cybersecurity incidents that are not deemed material to our business. A significant cybersecurity incident impacting us or third parties with whom we do business could materially and adversely disrupt our operations and affect our business strategy and performance, financial condition and results of operations. Although we believe we have implemented comprehensive cybersecurity measures, no security program is infallible. For additional information about cybersecurity risks, please see Part I, Item 1A. Risk Factors — Risks Related to our Business and the Oil and Natural Gas Industry — Technology and cybersecurity threats could disrupt our operations and cause reputational and financial harm to our business.

Item 3. Legal Proceedings

We are named as a party in certain lawsuits and regulatory proceedings arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.

On June 13, 2024, Equinor USA E&P Inc. (f/k/a Statoil USA E&P, Inc., and f/k/a Norsk Hydro USA Oil & Gas, Inc.) (“Equinor”) filed a complaint against Talos ERT LLC (“Talos ERT”) in the U.S. District Court for the Southern District of Texas, seeking to recover decommissioning and P&A expenses on a certain Gulf of America lease, Mississippi Canyon 941 (“MC 941 Lease”). Equinor’s claim rests upon a purported indemnity set forth in a 2006 conveyance instrument in which a former affiliate of Equinor, Hydro Gulf of Mexico, LLC (“Hydro GOM”), sold a 25% interest in the MC 941 Lease to Energy Resource Technology GOM, Inc. (“ERT”) (n/k/a Talos ERT). That 25% lease interest was then conveyed to ATP Oil & Gas, Inc. a few months later. The interest was sold several times thereafter, including in 2017, when Equinor reacquired 100% of the MC 941 Lease. Production is continuing from the MC 941 Lease, and as a result, Equinor is seeking decommissioning costs not yet incurred and thus for unknown and unspecified amounts. On September 23, 2024, Talos ERT filed an answer denying all material allegations in Equinor’s complaint and asserting a counterclaim for declaratory relief. Talos ERT’s counterclaim relies upon indemnities provided pursuant to subsequent transactions of the 25% interest, which Talos ERT asserts Equinor assumed directly or owes as burdens running with the land that it acquired. Talos ERT’s counterclaim seeks a declaration that Equinor owes Talos ERT reimbursements for all decommissioning costs and Talos ERT’s legal fees in the litigation. On January 10, 2025, Equinor amended its complaint, expanding the scope of the alleged decommissioning obligations to include the Titan floating platform that was placed on location at the MC 941 Lease, years after ERT sold its interest in the MC 941 Lease in 2006, and the full cost to plug and abandon all wells on the MC 941 Lease. Talos ERT will continue to vigorously defend against Equinor’s claims and pursue its counterclaim. The trial is currently scheduled for 2026 but may be continued until 2027.

On November 11, 2013, two lawsuits were filed, and on November 12, 2013, a third lawsuit was filed, against Stone Energy Corporation (“Stone”) and other named co-defendants, by the Parish of Jefferson (“Jefferson Parish”), on behalf of Jefferson Parish and the State of Louisiana, in the 24th Judicial District Court for the Parish of Jefferson, State of Louisiana, alleging violations of the State and Local Coastal Resources Management Act of 1978, as amended, and the applicable regulations, rules, orders and ordinances thereunder (collectively, the “CRMA”), relating to certain of the defendants’ alleged oil and gas operations in Jefferson Parish, and seeking to recover alleged unspecified damages to the Jefferson Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Jefferson Parish Coastal Zone and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the three lawsuits. In connection with Stone’s filing of bankruptcy in December 2016, Jefferson Parish dismissed its claims against Stone in these three lawsuits without prejudice to refiling; the claims of the Louisiana Attorney General and the Louisiana Department of Natural Resources were not similarly dismissed. In 2018, the Jefferson Parish lawsuits were removed to the United States District Court for the Eastern District of Louisiana. Plaintiffs filed motions to remand the cases back to state court, which were granted by the federal district court on December 13, 2023. The defendants that filed the removals have appealed the orders of remand. Since the remands to state court, the three Jefferson Parish state court cases involving Stone have been relatively dormant. Only one of these cases has been set for trial, for the October-November 2027 docket.

On November 8, 2013, a lawsuit was filed against Stone and other named co-defendants by the Parish of Plaquemines (“Plaquemines Parish”), on behalf of Plaquemines Parish and the State of Louisiana, in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, alleging violations of the CRMA, relating to certain of the defendants’ alleged oil and gas operations in Plaquemines Parish, and seeking to recover alleged unspecified damages to the Plaquemines Parish Coastal Zone and remedies, including unspecified monetary damages and declaratory relief, restoration of the Plaquemines Parish Coastal Zone, and related costs and attorney’s fees. In March and April 2016, the Louisiana Attorney General and the Louisiana Department of Natural Resources, respectively, intervened in the lawsuit. In connection with Stone’s filing of bankruptcy in December 2016, Plaquemines Parish dismissed its claims against Stone without prejudice to refiling; the claims of the Louisiana Attorney General and the Louisiana Department of Natural Resources were not similarly dismissed. In state court, the Plaquemines Parish lawsuit was stayed pending the conclusion of trials in five other cases, also filed in Plaquemines Parish and alleging violations of the CRMA, but not involving Stone. However, in 2018, the Plaquemines Parish lawsuit was removed to the United States District Court for the Eastern District of Louisiana (the “District Court”). The plaintiffs moved to remand the lawsuit to the state courts, but the case was administratively closed in federal court pending the appeal of another case, also filed in Plaquemines Parish and alleging violations of the CRMA, but not involving Stone. That appeal was resolved by the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) on December 15, 2022, and on December, 22, 2022, plaintiffs filed a motion in federal court to re-open the lawsuit. Plaintiffs filed motions to remand, which the District Court granted. The defendants that filed the removal have appealed the order of remand. Since the remand to state court, this case has been relatively dormant and has not been set for trial.

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

Holders of Record

Pursuant to the records of our transfer agent, as of February 17, 2026, there were approximately 133 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we anticipate that any available cash, other than the cash distributed to us to pay taxes and cover our corporate and other overhead expenses, will be retained by Talos Production Inc. to satisfy its operational and other cash needs. Accordingly, we do not anticipate paying any cash dividends on our common stock in the near-term. Although we do not expect to pay dividends on our common stock, if our Board of Directors decides to do so in the future, our ability to do so may be limited to the extent Talos Production Inc. is limited in its ability to make distributions to us, including the significant restrictions that the agreements governing Talos Production Inc.’s debt impose on the ability of Talos Production Inc. to make distributions and other payments to us. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt — Limitation on Restricted Payments Including Dividends for additional information.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our repurchase of shares of common stock during the three months ended December 31, 2025 (in thousands, except for the share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program
October 1, 2025- October 31, 2025	—	$—	—	$97,330
November 1, 2025- November 30, 2025	159,571	$10.97	159,571	$95,580
December 1, 2025- December 31, 2025	1,330,000	$11.05	1,330,000	$80,889
Total	1,489,571	$11.04	1,489,571

(1) Refer to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information regarding our authorized share repurchase program.

Stockholder Return Performance Presentation

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of our common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for December 31, 2020 through December 31, 2025. The graph assumes that $100 was invested in our common stock and each index on December 31, 2020 and that dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Talos Energy Inc.
S&P 500 Index
Dow Jones U.S. Select Oil Exploration & Production Index

	2020	2021	2022	2023	2024	2025
Talos Energy Inc.	$100	$119	$229	$173	$118	$134
S&P 500 Index	$100	$129	$105	$133	$166	$196
Dow Jones U.S. Exploration & Production Index	$100	$176	$280	$291	$288	$295

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

This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

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

Outlook

In 2026, we anticipate continued commodity price uncertainty, evolving global macroeconomic conditions, regulatory pressures, and shifting external expectations. Outlooks for crude oil and natural gas prices remain mixed, with some industry sources and analysts expecting prices to soften in 2026 while others anticipate improvement over 2025 levels, reflecting the ongoing unpredictability of global energy markets that will continue to influence the importance of maintaining financial and operational flexibility. Fluctuating commodity prices will directly affect our revenues.

We intend to prioritize high-margin oil production in 2026 underpinned by balanced investment in infrastructure-led development, exploration and appraisal, and multi-well development as part of the Monument Project. Capital expenditures guidance for 2026 is expected to range from $500 to $550 million. Abandonment and decommissioning expenditures are expected to range from $100 to $130 million. Non-operated capital expenditures are expected to be 40% of capital expenditures, which is an increase year over year and largely driven by the Monument Project. Approximately 10% of capital expenditures will be allocated to exploration. Production for 2026 is expected to be in the range of 62 to 66 MBopd; 85 to 90 MBoepd.

Tropical Storm Risk’s extended outlook for the 2026 Atlantic hurricane season indicates activity in line with long‑term averages—14 named storms, 7 hurricanes, and 4 major hurricanes. We incorporate expected weather‑related downtime into our operational and financial planning to maintain flexibility and support achievement of production objectives.

Operational Update

CPN — During the first quarter of 2026, we successfully drilled the CPN well with first production expected in the second half of 2026. The CPN well will tie back to our non-operated Na Kika facility. Talos is the operator of CPN and holds a 65% working interest.

Katmai — The Katmai #2 well came online in the second quarter of 2025. The Katmai Field ties back to our operated Tarantula facility. In connection with the Katmai #2 well coming online, the Tarantula gross processing capacity was expanded to 35 MBoepd to accommodate higher volumes. During the fourth quarter of 2025, gross processing capacity at the Tarantula facility was increased to approximately 38 MBoepd. Talos is the operator of the Katmai Field and holds a 50% working interest.

Genovesa — During the fourth quarter of 2025, we temporarily shut-in production from the Genovesa well, which ties back to the non-operated Na Kika facility, due to a failure of the surface-controlled subsurface safety valve resulting in deferred production of approximately 3 MBoepd. We expect the Genovesa well to return to production in the third quarter of 2026 following completion of a planned workover. Talos is the operator of Genovesa and holds a 65% working interest.

Cardona — We successfully drilled and completed the Cardona well in late 2025. Production from the Cardona well ties back to our Pompano facility. Talos is the operator and holds a 65% working interest.

Manta Ray — During the fourth quarter of 2025, we participated in the drilling of the non-operated Manta Ray well. While the well encountered hydrocarbons, it was deemed non-commercial. Talos held a 40% working interest.

Daenerys — In August 2025, we announced successful drilling results at the Daenerys exploration prospect located on Walker Ridge blocks 106, 107, 150 and 151. The discovery well has been temporarily suspended to preserve its future utility. We plan to spud an appraisal well during the second quarter of 2026 to further define the discovered resource. Talos is the operator of Daenerys and holds a 27% working interest.

Recent Developments

The following encompasses recent developments since the filing of our Annual Report on Form 10-K for year ended December 31, 2024:

Amended and Restated Credit Agreement — On January 20, 2026, we entered into the Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a syndicate of financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent. The initial borrowing base and the total commitments are each $700 million. The A&R Credit Agreement replaces the Company’s amended credit agreement dated May 10, 2018. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt for additional information.

Lease Sale — The Big Beautiful Gulf 1 lease sale was held by BOEM on December 10, 2025. It was the first offshore oil and gas lease sale conducted under the new OBBBA. We emerged as the apparent high bidder on eleven of the twelve lease blocks on which we bid. As of February 17, 2026, we have been awarded eight of the lease blocks for which we were the high bidder and are awaiting BOEM’s award decisions on our remaining high bids.

Surety Arrangements and Collateral Requirements — In early November 2025, we entered into various collateral funding and security arrangements (“CFSAs”) to establish limits on the amount of aggregate collateral that our surety providers can require us to post. In exchange for our agreement to post the required amounts of collateral through July 1, 2031 and spend at least a specified amount on annual plugging and abandonment activities each year through 2030, the surety providers agreed not to (1) require additional collateral in excess of the agreed and scheduled amounts on existing surety bonds; (2) draw on collateral posted for the benefit of the sureties except under limited circumstances; (3) seek remedies for breaches of any surety agreement that are not an “Event of Default” as defined in the primary CFSA; or (4) cancel, or attempt to cancel, existing bonds unless requested by us.

For the three years commencing January 1, 2026 and for the subsequent two years commencing January 1, 2029, we are required to spend $90.0 million and $45.0 million on plugging and abandonment activities on an annual basis, respectively. As of December 31, 2025, our aggregate estimated collateral funding commitments under the CFSAs were $251.7 million through 2031. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies— Performance Obligations” for the estimated collateral funding commitments by year under the CFSAs. Also, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Financial Assurance Market Outlook.”

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

Acquisition of Incremental Working Interest in Mississippi Canyon Blocks — On July 22, 2025, the Company completed the acquisition of an additional 75.2% and 50% working interest in U.S. Gulf of America Mississippi Canyon blocks 108 and 110, respectively, for $33.7 million of cash paid at closing. Prior to this acquisition, we owned an interest in and operated these developed and producing blocks. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Enhanced Corporate Strategy — On June 17, 2025, we announced an enhanced corporate strategy designed to position the Company as a leading pure-play offshore exploration and production company. The strategy is built on three key pillars. The first pillar targets increased annualized free cash flow by improving our existing operations through capital efficiency, margin enhancement, commercial opportunities and general organizational improvements. The second pillar focuses on growth through high-margin organic projects and selective Deepwater acquisitions. The third pillar aims to build a long-lived and scaled portfolio in the U.S. Gulf of America and potentially other conventional basins. This strategy is underpinned by a disciplined capital allocation framework which prioritizes investing in projects expected to generate robust returns through commodity cycles, returning cash to shareholders, maintaining a strong balance sheet, and growing through selective opportunities.

Chief Financial Officer Transition — On May 16, 2025, Sergio L. Maiworm, Jr. informed the Board of Directors (the “Board”) that he was resigning from his position as Executive Vice President and Chief Financial Officer of the Company, effective as of June 27, 2025. In connection with and following Mr. Maiworm’s resignation, effective as of June 28, 2025, Gregory Babcock was appointed as Interim Chief Financial Officer to serve until a permanent Chief Financial Officer was appointed by the Board. On August 12, 2025, the Board appointed Mr. Zachary B. Dailey to serve as the Company’s Executive Vice President and Chief Financial Officer and principal financial officer, effective August 18, 2025.

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

Share Repurchase Program — During the twelve months ended December 31, 2025, we repurchased 12.6 million shares for $119.1 million exclusive of broker commissions under our share repurchase program, which was previously authorized by our Board, resulting in $80.9 million available under the share repurchase program. See “Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

The following items affect the comparability of our financial condition and results of operations for periods presented herein and could potentially continue to affect our future financial condition and results of operations.

QuarterNorth Acquisition — On March 4, 2024, we completed the acquisition of QuarterNorth Energy Inc. (“QuarterNorth”), a privately held U.S. Gulf of America exploration and production company (the “QuarterNorth Acquisition”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

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

Known Trends and Uncertainties

Volatility in Oil, Natural Gas and NGL Prices — Historically, the markets for oil and natural gas have been volatile and have remained so during 2025 due in part to geopolitical tensions, the global economy, demand fluctuations, oversupply and macroeconomic uncertainty. As such, oil, natural gas and NGL prices have been, and may continue to be, subject to wide fluctuations. Outlooks for crude oil and natural gas prices remain mixed, with some industry sources and analysts expecting prices to soften in 2026 while others anticipate improvement over 2025 levels, reflecting the ongoing unpredictability of global energy markets that will continue to influence the importance of maintaining financial and operational flexibility. Our revenues, cash flow, profitability, access to capital, capital expenditures, and liquidity are directly influenced by commodity prices, and sustained lower prices could adversely affect our financial results. We use hedging instruments to reduce the impact of near-term price volatility. We also anticipate continuing to operate our business in a volatile market by prioritizing high-return development projects, focusing on cost control measures, and maintaining a strong balance sheet to provide financial, operational and capital spending flexibility under a range of price scenarios. We continue to monitor commodity price trends closely and will modify our plans within our strategy as appropriate. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments for more additional information regarding our commodity derivative positions as of December 31, 2025.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production.

Inflation of Cost of Goods, Services and Personnel — Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and may not adjust downward as fast as oil prices do. Inflation may also result in increases in the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise.

In 2025, the Federal Reserve cut interest rates three times, most recently in December, bringing the federal funds rate down to a target range of 3.50%–3.75%. These cuts mark the lowest rates since 2022. Future changes to the benchmark interest rate remain uncertain.

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. During 2025, our ceiling test calculations resulted in an impairment of our oil and natural gas properties of $454.5 million. During 2024 and 2023 our ceiling test computations for our U.S. oil and gas properties did not result in an impairment. At December 31, 2025, the Company’s ceiling test computation was based on SEC pricing of $65.37 per Bbl of oil, $3.61 per Mcf of natural gas and $19.22 per Bbl of NGLs.

If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2025 and ending December 1, 2025 used in the determination of the SEC pricing was 10% lower, resulting in $58.76 per Bbl of oil, $3.26 per Mcf of natural gas and $17.35 per Bbl of NGLs, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $807 million.

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

Financial Assurance Requirements — On April 15, 2024, BOEM issued a final rule related to supplemental financial assurance requirements in the OCS entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations.” This rule significantly increases the amount of new supplemental financial assurance required from certain lessees and grant holders conducting operations on the OCS. The final rule provides that BOEM will no longer consider or rely upon the financial strength of predecessors in title in determining whether, or how much, supplemental financial assurance will be required by current lessees and grant holders. The final rule, which became effective on June 29, 2024, adopts a three-year phased compliance period to fully comply with BOEM’s supplemental financial assurance demand. The final rule was challenged in the U.S. District Court for the Western District of Louisiana (the “Western Louisiana District Court”) by multiple oil and gas industry groups and the States of Mississippi, Louisiana, and Texas on June 17, 2024. The Western Louisiana District Court granted a stay of the litigation while BOEM pursues efforts to suspend, revise, or rescind the final rule. The Western Louisiana District Court’s order temporarily limits full implementation of the final rule by limiting BOEM’s ability to seek supplemental financial assurance to cases of sole liability properties and certain non-sole liability properties that are held by owners who are not financially strong, as described in the final rule, and that have no co-owners or predecessors who are financially strong.

On May 2, 2025, the DOI announced its intent to revise and develop a new rule that is consistent with the Trump Administration’s 2020 proposed rule on financial assurance. The specific substance and timing of a revised rule cannot be predicted at this time. However, we anticipate that the new revised rule will revert to BOEM’s former policy of considering the financial strength of both co-owners and predecessors in title when determining whether supplemental financial assurance is required, and if so, we anticipate the amount we would be required to bond under the revised rule would be significantly less than under the final rule.

Notwithstanding the status of the final rule or a new revised rule, BOEM stated it will continue to require lessees on the OCS to provide financial assurance in instances where BOEM determines there is a substantial risk of nonperformance of their decommissioning liabilities.

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

In early November 2025, we entered into CFSAs to establish limits on the amount of aggregate collateral that our surety providers can require us to post through 2031. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for additional information.

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

Earlier in 2025, the Secretary of the Interior directed BOEM to initiate steps to develop a new schedule for offshore oil and gas lease sales in the OCS, which, once finalized, will be the 11th National OCS Program replacing the current 2024-2029 National OCS Program that includes just three lease sales in the Gulf of America. In June 2025, the comment period closed regarding BOEM’s notice requesting information and comments on the preparation of the 11th National OCS Program. On November 24, 2025, BOEM announced the availability of a draft proposed program (“DPP”) for OCS oil and gas leasing for the 2026-2031 period. The 2026-2031 DPP proposes a schedule of 34 OCS oil and gas lease sales during this five-year period, which includes 7 lease sales in the Gulf of America. These would be in addition to offshore oil and gas lease sales mandated by law outside the five-year program. We cannot determine when the 11th National OCS Program will be finalized, or how many lease sales will be scheduled.

The OBBBA, signed into law by President Trump on July 4, 2025, mandates that the BOEM conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available) in the Central and Western Gulf of America Planning Areas for the next 15 years, with at least one of these lease sales to be held by December 15, 2025. The OBBBA reduces the royalty rate for Gulf of America leases acquired at these sales to a minimum of 12.5% (pre-Inflation Reduction Act rates) but not greater than 16.67%. On August 19, 2025, the DOI announced the schedule for the 30 OBBBA-mandated Gulf of America lease sales, the first of which, named the Big Beautiful Gulf 1 Lease Sale was held on December 10, 2025. This lease sale took the place of the previously announced Lease Sale 262, which had been deferred by BOEM. The remaining lease sales are expected to be held each March and August for the years 2026 through 2039, with the last of these mandated Gulf of America lease sales expected in March 2040. On February 4, 2026, BOEM announced its Final Notice of Sale for the Big Beautiful Gulf 2 Lease Sale, which is scheduled to be held on March 11, 2026.

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

Update on National Marine Fisheries Service’s Gulf of America Revised Biological Opinion — In August 2024, the federal district court for the District of Maryland vacated the 2020 Biological Opinion issued by the NMFS, related to oil and gas activities in the Gulf of America. The vacatur was initially effective December 20, 2024, but was later extended to May 21, 2025. On May 20, 2025, NMFS published its new Biological Opinion for the Gulf of America oil and gas program, superseding and replacing all prior biological opinions relating to the program. On the same day, two lawsuits were filed opposing the new Biological Opinion, one by several environmental groups (Sierra Club, the Center for Biological Diversity, Friends of the Earth and Turtle Island Restoration Network) who filed in the federal district court for the District of Maryland, and the other by the State of Louisiana, the API and Chevron U.S.A. Inc. who filed in the Western Louisiana District Court. Both lawsuits seek declaratory and injunctive relief. On January 23, 2026, the Western Louisiana District Court judge issued a summary judgment in favor of the State of Louisiana, API and Chevron U.S.A. Inc., and found the 2025 Biological Opinion unlawful. The 2025 Biological Opinion was remanded, without vacatur, to NMFS to correct the Biological Opinion’s deficiencies. The 2025 Biological Opinion will remain active to avoid disruptive consequences to regulated parties. The outcome of the environmental groups’ challenge in the Maryland District Court remains uncertain at this time.

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

	Year Ended December 31,
	2025	2024	2023
Oil	88%	92%	93%
Natural gas	10%	5%	5%
NGL	2%	3%	2%

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

	Year Ended December 31,
	2025	2024	2023
Oil:
NYMEX WTI high per Bbl	$75.74	$85.35	$89.43
NYMEX WTI low per Bbl	$57.97	$69.95	$70.25
Average NYMEX WTI per Bbl	$65.45	$76.54	$77.63
Average oil sales price per Bbl (including commodity derivatives)	$68.18	$75.07	$73.59
Average oil sales price per Bbl (excluding commodity derivatives)	$64.84	$75.01	$75.17
Natural Gas:
NYMEX Henry Hub high per MMBtu	$4.26	$3.18	$3.27
NYMEX Henry Hub low per MMBtu	$2.91	$1.49	$2.14
Average NYMEX Henry Hub per MMBtu	$3.53	$2.19	$2.54
Average natural gas sales price per Mcf (including commodity derivatives)	$3.70	$2.65	$3.32
Average natural gas sales price per Mcf (excluding commodity derivatives)	$3.67	$2.57	$2.60
NGLs:
NGL realized price as a % of average NYMEX WTI	28%	27%	23%

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

We will continue to use commodity derivative instruments to manage commodity price risk in the future. Our hedging strategy and future hedging transactions will be determined in accordance with both our A&R Credit Agreement and Hedging Policy and may be different from what we have done on a historical basis.

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

Interest Expense — We may finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our bank credit facility and term-based debt. As a result, we may incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest includes interest incurred under our debt agreements, the amortization of deferred financing costs (including origination and amendment fees), commitment fees, imputed interest on our capital lease, performance bond premiums and annual agency fees. Interest expense is net of capitalized interest on expenditures made in connection with exploratory projects that are not subject to current amortization.

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

Results of Operations

Revenues

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Year Ended December 31,
	2025	2024	Change
Revenues:
Oil	$1,560,401	$1,806,148	$(245,747)
Natural gas	169,445	105,528	63,917
NGL	50,224	61,892	(11,668)
Total revenues	$1,780,070	$1,973,568	$(193,498)

Production Volumes:
Oil (MBbls)	24,065	24,078	(13)
Natural gas (MMcf)	46,122	41,078	5,044
NGL (MBbls)	2,782	2,969	(187)
Total production volume (MBoe)	34,534	33,893	641

Daily Production Volumes by Product:
Oil (MBblpd)	65.9	65.8	0.1
Natural gas (MMcfpd)	126.4	112.2	14.2
NGL (MBblpd)	7.6	8.1	(0.5)
Total production volume (MBoepd)	94.6	92.6	2.0

Average Sale Price per Unit:
Oil (per Bbl)	$64.84	$75.01	$(10.17)
Natural gas (per Mcf)	$3.67	$2.57	$1.10
NGL (per Bbl)	$18.05	$20.85	$(2.80)
Price per Boe	$51.55	$58.23	$(6.68)
Price per Boe (including realized commodity derivatives)	$53.90	$58.37	$(4.47)

The information below provides an analysis of the change in our oil, natural gas and NGL revenues in our Upstream Segment, due to changes in sales prices and production volumes (in thousands):

	Price	Volume	Total
Revenues:
Oil	$(244,772)	$(975)	$(245,747)
Natural gas	50,954	12,963	63,917
NGL	(7,769)	(3,899)	(11,668)
Total revenues	$(201,587)	$8,089	$(193,498)

Volumetric Analysis — Production volumes increased by 2.0 MBoepd to 94.6 MBoepd for the year ended December 31, 2025. The increase was primarily due to 6.4 MBoepd in production from the oil and natural gas assets acquired in the QuarterNorth Acquisition that closed in early March 2024. Additionally, there were increases of 2.3 MBoepd and 1.2 MBoepd of production from our Katmai West #2 and Sunspear wells, respectively, both of which commenced initial production in June 2025. Production volumes also increased 2.0 MBoepd due to the recompletion of one of our operated Brutus wells, which commenced initial production in July 2024. These increases were partially offset by 10.6 MBoepd related to natural decline of the production rate of existing oil and natural gas wells. The absence of weather-related downtime during the 2025 hurricane season compared to the same period in 2024 was favorable to our production volumes.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis to our Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2025	2024
Lease operating expenses	$546,716	$566,041
Lease operating expenses per Boe	$15.83	$16.70

Total lease operating expenses for the year ended December 31, 2025 decreased by approximately $19.3 million, or 3%. The decrease is primarily related to a $40.2 million decrease in facility and workover expenses primarily related to the HP-1 dry dock and major well workover expenses at the Phoenix Field and the Garden Banks 506 Field compared to the same period in 2024. This was partially offset by a $16.9 million increase in direct lease operating expenses due to the QuarterNorth Acquisition that closed in late first quarter 2024.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Year Ended December 31,
	2025	2024
Depreciation, depletion and amortization	$1,056,281	$1,023,558

Depreciation, depletion and amortization expense for the year ended December 31, 2025 increased by approximately $32.7 million, or 3%. This increase was primarily driven by increased production volumes of 2.0 MBoepd discussed above.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis for the Upstream Segment. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Year Ended December 31,
	2025	2024
Upstream Segment	$155,368	$191,063
CCS Segment	—	10,454
Total general and administrative expense	$155,368	$201,517

Upstream general and administrative expense per Boe	$4.50	$5.64

General and administrative expense for the year ended December 31, 2025, decreased by approximately $46.1 million, or 23%. This decrease was primarily driven by Upstream Segment transactions costs, severance costs and additional general and administrative expenses incurred in 2024 relating to the QuarterNorth Acquisition of $46.6 million or $2.65 per Boe. Additionally, there was a decrease in the CCS Segment transaction costs, severance costs and expenses of $11.0 million due to the divestiture of our CCS business. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information. This decrease was partially offset by an increase in non-cash equity-based compensation of $4.0 million compared to the same period in 2024. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 11 — Share Based Compensation for additional information.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Year Ended December 31,
	2025	2024
Accretion expense	$125,296	$117,604
Impairment of oil and natural gas properties	$454,482	$—
Other operating (income) expense	$1,789	$(109,454)
Interest expense	$163,381	$187,638
Price risk management activities (income) expense	$(105,455)	$1,458
Equity method investment (income) expense	$1,807	$10,289
Other (income) expense	$(15,520)	$44,930
Income tax (benefit) expense	$(109,169)	$5,003

Accretion Expense — During the year ended December 31, 2025, we recorded $125.3 million of accretion expense compared to $117.6 million during the year ended December 31, 2024. The change is primarily the result of a $4.4 million increase in accretion associated with the asset retirement obligations assumed as part of the QuarterNorth Acquisition combined with a higher asset retirement obligation subject to accretion expense. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Impairment of oil and natural gas properties — During the year ended December 31, 2025, we recorded a $454.5 million impairment of our oil and natural gas properties. The impairment is a result of our ceiling test evaluation as described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 4 — Property, Plant and Equipment.

Other Operating (Income) Expense — During the year ended December 31, 2024, we recognized a gain of $100.4 million from the sale of our wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. (the “TLCS Divestiture”). See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for further discussion.

Interest Expense — During the year ended December 31, 2025, we recorded $163.4 million of interest expense compared to $187.6 million during the year ended December 31, 2024. The change is primarily due to a $19.2 million decrease in interest expense related to the Bank Credit Facility as a result of paying off all borrowings under our Bank Credit Facility balance prior to December 31, 2024. Additionally, there was a decrease of $4.9 million of fees associated with an unutilized bridge loan during the corresponding period in 2024. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information.

Price Risk Management Activities — The income of $105.5 million for the year ended December 31, 2025 consisted of $81.5 million in cash settlement gains and $24.0 million in non-cash gains from the increase in the fair value of our open derivative contracts. The expense of $1.5 million for the year ended December 31, 2024 consisted of $6.2 million in non-cash losses from the decrease in the fair value of our open derivative contracts offset by $4.7 million in cash settlement gains.

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

Equity Method Investment (Income) Expense — During the year ended December 31, 2024, we recorded equity losses of $10.3 million, of which $8.0 million related to our CCS Segment that was divested in March 2024.

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

Income Tax Benefit (Expense) — During the year ended December 31, 2025, we recorded $109.2 million of income tax benefit compared to $5.0 million of income tax expense during the year ended December 31, 2024. The benefit of $109.2 million for the year ended December 31, 2025 is primarily due to current year activity offset with income tax expense of $28.8 million related to recording a valuation allowance on its U.S. federal deferred tax assets. For the year ended December 31, 2024, we recorded $5.0 million of income tax expense primarily related to state income tax expense of $17.7 million and an income tax benefit of $10.1 million related to current year activity inclusive of nontaxable or nondeductible items. See additional information on the valuation allowance as described in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 12 — Income Taxes.

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

Supplemental Non-GAAP Measure

EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to Talos Energy Inc.

“EBITDA,” “Adjusted EBITDA,” and “Adjusted EBITDA attributable to Talos Energy Inc.” are non-GAAP financial measures used to provide management and investors with (i) additional information to evaluate, with certain adjustments, items required or permitted in calculating covenant compliance under our debt agreements, (ii) important supplemental indicators of the operational performance of our business, (iii) additional criteria for evaluating our performance relative to our peers and (iv) supplemental information to investors about certain material non-cash and/or other items that may not continue at the same level in the future. EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to Talos Energy Inc. have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP or as alternatives to net income (loss), operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

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
•
Adjusted EBITDA attributable to Talos Energy Inc. — Adjusted EBITDA, less adjustments for noncontrolling interest.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Talos Energy Inc.	$(494,290)	$(76,393)	$187,332
Net income (loss) attributable to noncontrolling interest	(1,034)	—	—
Net income (loss)	(495,324)	(76,393)	187,332
Interest expense	163,381	187,638	173,145
Income tax (benefit) expense	(109,169)	5,003	(60,597)
Depreciation, depletion and amortization	1,056,281	1,023,558	663,534
Accretion expense	125,296	117,604	86,152
EBITDA	740,465	1,257,410	1,049,566
Impairment of oil and natural gas properties	454,482	—	—
Transaction and other (income) expense(1)	5,001	(59,022)	(33,295)
Decommissioning obligations(2)	3,245	8,559	11,879
Derivative fair value (gain) loss(3)	(105,455)	1,458	(80,928)
Net cash received (paid) on settled derivative instruments(3)	81,471	4,710	(9,457)
(Gain) loss on debt extinguishment	—	60,256	—
Non-cash equity-based compensation expense	18,418	14,462	12,953
Adjusted EBITDA	$1,197,627	$1,287,833	$950,718

(1)
For the year ended December 31, 2024, transaction expenses include $39.1 million in costs related to the QuarterNorth Acquisition, inclusive of $22.2 million in severance expense, $8.5 million in costs related to the TLCS Divestiture, inclusive of a net $3.0 million in severance expense, and $5.0 million in severance expense related to the departure of the Company’s President and Chief Executive Officer as discussed in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 11 — Employee Benefits Plans and Share-Based Compensation. Transaction expenses include $40.4 million in costs related to the EnVen Acquisition, inclusive of $25.3 million for the year ended December 31, 2023. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures and Note 11 — Employee Benefits Plans and Share-Based Compensation. Other income (expense) includes other miscellaneous income and expenses that the Company does not view as a meaningful indicator of its operating performance. For the year ended December 31, 2024, the amount includes a gain of $100.4 million related to the TLCS Divestiture and a $9.5 million gain related to an increase in fair value of a service credit acquired via the QuarterNorth Acquisition. For the year ended December 31, 2023, the amount includes a $66.2 million gain on the 2023 Mexico Divestiture related to a 49.9% equity interest in Talos Mexico sold to Zamajal. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures. The amount includes a gain on the funding of the capital carry of the Company’s investment in Bayou Bend by Chevron of $8.6 million for the year ended December 31, 2023. See further discussion in Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 7 — Equity Method Investments.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our bank credit facility. Our primary uses of cash are for capital expenditures, operating costs, working capital, debt service, share repurchases, future collateral payments and for general corporate purposes. The cost of borrowing under our bank credit facility is influenced by changes in the federal funds rate. As interest rates increase, it becomes more expensive to borrow money while interest rate cuts make it less expensive to borrow money.

Our new bank credit facility currently has a borrowing base of $700.0 million. As of December 31, 2025, our available liquidity (cash plus available capacity under the Bank Credit Facility) was $965.4 million. Letters of credit that are outstanding reduce the available revolving credit commitments. The next redetermination of our borrowing base is expected in the second quarter of 2026. The borrowing base in reserve-based lending, which is influenced by banking regulations and guidelines, is a dynamic figure subject to regular redeterminations. Changes in reserve estimations (e.g., lower production forecasts or reduced proved reserves), downward adjustments to the lender's internal price deck (i.e., commodity price expectations) and ongoing production can lead to a reduction in the borrowing base, impacting available liquidity under our bank credit facility. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt for additional information.

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

Capital and Other Expenditures — The following is a table of our capital and other expenditures, excluding acquisitions, for the year ended December 31, 2025 (in thousands):

U.S. drilling & completions	$394,264
Asset management(1)	31,991
Seismic and G&G, land, capitalized G&A and other	67,812
Total capital expenditures	494,067
Plugging & abandonment	117,847
Decommissioning obligations settled(2)	1,102
Investment in Mexico	4,559
Total capital and other expenditures	$617,575

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under our bank credit facility, provide sufficient liquidity to fund our 2026 capital spending program of $500.0 million to $550.0 million and plugging & abandonment and decommissioning obligations of $100.0 million to $130.0 million. However, our ability to (i) generate sufficient cash flows from operations or obtain future borrowings under our bank credit facility, and (ii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on operating and economic conditions, some of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g. by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to, or we or our affiliates may from time to time, take additional future actions on an opportunistic basis. To address further changes in the financial and/or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Surety Agreements and Collateral Requirements — The CFSAs require us to post agreed upon amounts of collateral through July 1, 2031. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for additional information on estimated collateral funding commitments under the CFSAs. The collateral requirements may be secured by cash or letters of credit which will reduce our liquidity.

Common Stock Repurchase Program — Since the Board initially approved a share repurchase program of $100.0 million on March 20, 2023, the Board has approved increases in share repurchase capacity of $150.0 million on July 22, 2024 and approximately $42.5 million on March 25, 2025, for a total aggregate repurchase capacity of approximately $292.5 million, with approximately $80.9 million remaining under the authorized program as of December 31, 2025. During the twelve months ended December 31, 2025, we repurchased 12.6 million shares for $119.1 million exclusive of broker commissions. Since the inception of our share repurchase program in March 2023, we have repurchased an aggregate of 20.0 million shares under our authorized program for a total amount of $211.6 million, exclusive of broker commissions. The share repurchase program has no set term limits. All repurchased shares are held in treasury.

Repurchases may be made from time to time in the open market, in privately negotiated transactions, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. Our share repurchase program is subject to the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) by type of activity, for the following periods (in thousands):

	Year Ended December 31,
	2025	2024
Operating activities	$935,826	$962,593
Investing activities	$(546,746)	$(1,320,279)
Financing activities	$(164,522)	$436,119

Operating Activities — Net cash provided by operating activities decreased $26.8 million in 2025 compared to 2024. The change between periods is primarily attributable to an $80.9 million increase in cash from earnings after non-cash items, as presented in the Consolidated Statements of Cash Flows under Part IV, Item 15. Exhibits and Financial Statement Schedules, offset by a $9.1 million increase in settlement of asset retirement obligations. There was a $98.6 million decrease in cash due to changes in working capital accounts across all categories of operating assets and liabilities. Working capital at any specific point in time is subject to many variables, including commodity prices, production volumes, and the timing of cash receipts and payments.

Investing Activities — Net cash used in investing activities decreased $773.5 million in 2025 compared to 2024. Payments for acquisitions (net of cash acquired) decreased by $886.2 million. During the year ended December 31, 2024, payment for acquisitions was $936.2 million, of which $916.0 million related to the QuarterNorth Acquisition. During the year ended December 31, 2025, payment for acquisitions was $50.0 million. Proceeds from the sale of businesses decreased by $146.7 million, all of which is attributable to the TLCS Divestiture. Additionally, contributions to equity method investees decreased by $18.4 million primarily attributable to the TLCS Divestiture. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 3 — Acquisitions and Divestitures for additional information on the QuarterNorth Acquisition and the TLCS Divestiture.

Financing Activities — Net cash provided by financing activities increased $600.6 million in 2025 compared to 2024. During the year ended December 31, 2024, the issuance of the Senior Notes in February 2024 generated $1,217.1 million after deferred financing costs. The net proceeds from the Senior Notes funded the $897.1 million redemption of the 12.00% Notes and the 11.75% Notes and partially funded the cash portion of the QuarterNorth Acquisition. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt for additional information. Additionally, on January 17, 2024, we entered into an underwritten public offering of 34.5 million shares of our common stock, which generated net proceeds of $387.7 million after deducting underwriting discounts of $15.1 million and offering expenses of $0.8 million. The net proceeds from this equity offering partially funded the cash portion of the QuarterNorth Acquisition. During the year ended December 31, 2025, we repurchased $119.5 million of our common stock through our common stock repurchase program compared to $45.2 million in the corresponding period in 2024 both amounts inclusive of broker commissions. See subsection above entitled “— Liquidity and Capital Resources — Common Stock Repurchase Program” for additional information. Furthermore, the Bank Credit Facility had no activity during the year ended December 31, 2025 compared to net repayments of $200.0 million during the corresponding period in 2024.

Overview of Debt Instruments

Financing Arrangements — As of December 31, 2025, total debt, net of discount and deferred financing costs, was approximately $1,226.2 million, comprised of our $1,250.0 million aggregate principal amount of the 9.000% Notes and 9.375% Notes (as defined herein) and no outstanding borrowings under our Bank Credit Facility. We were in compliance with all debt covenants at December 31, 2025. For additional details on our debt, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

Bank Credit Facility — We maintained a Bank Credit Facility with a syndicate of financial institutions. The borrowing base was redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year based on a proved reserves report that we delivered to the administrative agent of our Bank Credit Facility. As discussed above under “— Recent Developments,” the A&R Credit Agreement replaced the Bank Credit Facility in January 2026. For additional details on our Bank Credit Facility and the A&R Credit Agreement, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt.

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

Material Cash Requirements — We are party to various contractual obligations. The following discussion summarizes our material cash requirements from known contractual obligations as of December 31, 2025:

Debt — We have two separate principal payments of $625.0 million each, corresponding to two different series of notes maturing in February 2029 and February 2031 with fixed interest rates of 9.000% and 9.375%, respectively. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt for additional information. Our estimated interest payments associated with our debt is $525.5 million, of which $119.9 million is due within the next twelve months.

Vessel commitments — We have $42.9 million in vessel commitments we will utilize for certain Deepwater well intervention, drilling operations and decommissioning activities. These commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will be billed for their working interest share of such costs. These vessel commitments do not extend beyond a one-year period.

Operating lease obligations — See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 5 — Leases for additional information.

Finance lease — We have $67.6 million in commitments related to our lease agreement for the HP-1 floating production facility in the Phoenix Field, which is utilized in our oil and natural gas development activities. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 5 — Leases for additional information, which contemplates renewal period that we are reasonably certain to exercise.

Firm transportation commitments — We have agreements in place with pipeline carriers for future transportation of oil and gas production. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies for additional information.

Plugging and Abandonment — We have arrangements with our surety providers which require us to spend at least a specified amount on plugging and abandonment activities each year. For the three years commencing January 1, 2026 and for the subsequent two years commencing January 1, 2029,we are required to spend $90.0 million and $45.0 million on these activities on an annual basis, respectively. See Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies for additional information.

Performance Obligations — As of December 31, 2025, we had secured performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of America. Additionally, we had secured letters of credit issued under our Bank Credit Facility totaling $97.4 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See the subsection entitled “— Known Trends and Uncertainties — Financial Assurance Requirements and — Financial Assurance Market Outlook” for additional information on the future cost of compliance with respect to BOEM supplemental bonding requirements that could have a material adverse effect on our business, properties, results of operations and financial condition.

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

Our proved oil, natural gas and NGL reserves are estimated in accordance with the guidelines established by the SEC. Proved oil, natural gas and NGL reserves are those quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs and under existing economic conditions, operating methods and governmental regulations. Prices are determined using SEC pricing.

Estimates of proved reserves are made using available geological and reservoir data, as well as production performance data. Our reserves at December 31, 2025 and 2024 were fully engineered by NSAI and audited by them at December 31, 2023. See Part I, Items 1 and 2. Business and Properties—Summary of Reserves for further discussion. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in price, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date. A material adverse change in the estimated volumes of proved reserves could have a negative impact on depreciation, depletion and amortization or could result in property impairments.

The depletion of our proved oil and natural gas properties is calculated using the unit-of-production method based on proved oil and gas reserves. If the proved reserves used had been 10 percent lower, depreciation, depletion and amortization in the year ended December 31, 2025 would have increased by an estimated $110.8 million.

The Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. As a result of the Company’s ceiling test computations, an impairment of its U.S. oil and natural gas properties was recorded during the year ended December 31, 2025 of $454.5 million. If the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2025 and ending December 1, 2025 used in the determination of the SEC pricing was 10% lower, while all other factors remained constant, our oil and natural gas properties would have been impaired by approximately $807 million.

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

In estimating the liability associated with its asset retirement obligations, the Company utilizes several assumptions, including a credit-adjusted risk-free interest rate, estimated costs of decommissioning services, estimated timing of when the work will be performed and a projected inflation rate. Changes in estimate represent changes to the expected amount and timing of payments to settle its asset retirement obligations. Typically, these changes result from obtaining new information about the timing of its obligations to plug and abandon oil and natural gas wells and the costs to do so. After initial recording, the liability is increased for the passage of time, with the increase being reflected as “Accretion expense” on the Company’s Consolidated Statements of Operations. If the Company incurs decommissioning costs in an amount different from the amount accrued for asset retirement obligations, the Company recognizes the difference as an adjustment to proved properties.

Income Taxes — Our provision for income taxes includes U.S. federal and state and non-U.S. taxes. We record our federal income taxes in accordance with accounting for income taxes under GAAP which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk in two areas: commodity prices and, to a lesser extent, interest rate risk. Our risk management activities involve the use of derivative financial instruments to mitigate the impact of market price risk exposures primarily related to our oil and natural gas production.

We are subject to a minimum hedging requirement under our A&R Credit Agreement for each calendar month on a six-full fiscal quarter rolling basis. For any quarter occurring during the first four forward fiscal quarters, we are required to hedge a minimum of 50% of our reasonably anticipated projected production from proved developed producing reserves from the semi-annual reserves report delivered to the administrative agent of our A&R Credit Agreement, adjusted to 45% in July and November and 25% in August, September and October. For the fifth and sixth forward fiscal quarters, if the Consolidated Total Debt to EBITDAX Ratio (as defined in the A&R Credit Agreement) is greater than or equal to 1.00 to 1.00, then we are required to hedge a minimum of 25%, adjusted to 20% in August, September and October.

All derivatives are recorded on the Consolidated Balance Sheets at fair value with settlements of such contracts and changes in the unrealized fair value recorded as “Price risk management activities income (expense)” on the Consolidated Statements of Operations in each period.

Commodity Price Risks

Oil and natural gas prices can fluctuate significantly and have a direct impact on our revenues, earnings and cash flow. During year ended December 31, 2025, our average oil price realizations after the effect of derivatives decreased 9% to $68.18 per Bbl from $75.07 per Bbl in the comparable 2024 period. Our average natural gas price realizations after the effect of derivatives increased 40% during the year ended December 31, 2025 to $3.70 per Mcf from $2.65 per Mcf in the comparable 2024 period.

Price Risk Management Activities

Historically, we have attempted to mitigate commodity price risk and stabilize cash flows associated with our forecasted sales of oil and natural gas production primarily through the use of oil and natural gas swaps and costless collars. These contracts will impact our earnings as the fair value of these derivatives changes. Our derivatives will not mitigate all of the commodity price risks of our forecasted sales of oil and natural gas production and, as a result, we will be subject to commodity price risks on our remaining forecasted production.

We had commodity derivative instruments in place to reduce the price risk associated with future production of 7,371 MBbls of crude oil and 10,465 MMBtu of natural gas at December 31, 2025, with a net derivative asset position of $47.7 million. For additional information regarding our commodity derivative instruments, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 6 — Financial Instruments, included elsewhere in this Annual Report. The table below presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from immediate selected potential changes in oil and natural gas prices at December 31, 2025 (in thousands):

		Oil and Natural Gas Derivatives
		Ten Percent Increase		Ten Percent Decrease
	Fair Value	Fair Value	Change	Fair Value	Change
Price impact(1)	$47,712	$9,629	$(38,083)	$88,273	$40,561

(1)
Presents the hypothetical sensitivity of our commodity price risk management activities to changes in fair values arising from changes in oil and natural gas prices.

Variable Interest Rate Risks

We had total debt outstanding of $1,250.0 million at December 31, 2025, before unamortized original issue discount and deferred financing costs from our 9.000% Notes and 9.375% Notes, which bears interest at a fixed rate. There were no outstanding borrowings under our Bank Credit Facility with variable interest rates. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates. As of December 31, 2025, our interest rate risk exposure is mitigated as a result of fixed interest rates on 100% of our debt. For additional information regarding the borrowing base utilization percentage associated with our Bank Credit Facility, see Part IV, Item 15. Exhibits and Financial Statement Schedules — Note 8 — Debt, included elsewhere in this Annual Report.

We are subject to the risk of changes in interest rates under our bank credit facility. In addition, the terms of our A&R Credit Agreement require us to pay higher interest rates as we utilize a larger percentage of our available borrowing base.

Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, included in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (www.talosenergy.com) under “Governance Documents” section within the “Governance” tab. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of the Company's securities that applies to the Company and its directors, officers and employees. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is included as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

4.9

Amended and Restated Credit Agreement, dated as of January 20, 2026, by and among Talos Production LLC, as borrower, Talos Energy Inc., as holdings, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K12 (File No. 001-38497) filed with the SEC on January 22, 2026).

10.1

Intercreditor Agreement, dated as of May 10, 2018, between JPMorgan Chase Bank, N.A., as First Lien Agent, and Wilmington Trust, National Association, as Second Lien Agent (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K12B (File No. 001-38497) filed with the SEC on May 16, 2018).

10.2†

Employment Agreement, dated as of February 3, 2012, by and between Talos Energy Operating Company LLC and Timothy S. Duncan (incorporated by reference to Exhibit 10.10 to Talos Energy Inc.’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-222341) filed with the SEC on March 30, 2018).

10.3†

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

10.5†	Talos Energy Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 8-K12B (File No. 001-38497) filed with the SEC on May 16, 2018).

10.6†

Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on May 23, 2024).

10.7

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

10.8†	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.12 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

10.9†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.20 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on August 9, 2018).

10.10†

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

10.12†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 5, 2022).

10.13†

Form of Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 5, 2022).

10.14†

Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 2, 2020).

10.15†

Form of Participation Agreement pursuant to Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on October 26, 2020).

10.16†

Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.5 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 9, 2023).

10.17†	Form of Separation and Release Agreement (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 7, 2024).

10.18†

Separation and Release Agreement by and between Talos Energy Inc. and Timothy S. Duncan, effective November 1, 2024 (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.19†

Performance Share Unit Grant Notice and Performance Share Unit Agreement by and between Talos Energy Inc. and Timothy S. Duncan, effective November 1, 2024 (incorporated by reference to Exhibit 10.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on November 4, 2024).

10.20

Cooperation Agreement, dated December 16, 2024, by and between Talos Energy Inc. and Control Empresarial de Capitales, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 17, 2024).

10.21

Amendment to Cooperation Agreement effective as of December 8, 2025, by and between Talos Energy, Inc. and Control Empresarial de Capitales, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 11, 2025).

10.22†

Equity Interest Purchase Agreement, dated December 16, 2024, by and between Talos Production Inc. and Zamajal, S.A. de C.V. (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on December 17, 2024).

10.23†

Offer Letter Agreement, dated February 2, 2025, by and between Talos Energy Inc. and Paul Goodfellow, effective February 2, 2025 (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 3, 2025).

10.24†

Participation Agreement pursuant to Talos Energy Operating Company LLC Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 3, 2025).

10.25†

Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives) (2024) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on November 12, 2024).

10.26†

Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Executives) (2024) (incorporated by reference to Exhibit 10.2 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on November 12, 2024).

10.27†

Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Executives Retention) (2024) (incorporated by reference to Exhibit 10.3 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on November 12, 2024).

10.28†

Form of Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (Stock Price Hurdle) (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 10-Q (File No. 001-38497) filed with the SEC on May 6, 2025).

10.29*	First Amendment to the Equity Interest Purchase Agreement, dated June 24 2025, by and between Talos Energy LLC, Talos Production Inc., and Zamajal, S.A. de C.V.

10.30*	Second Amendment to the Equity Interest Purchase Agreement, dated December 11, 2025, by and between Talos Energy LLC, Talos Production Inc., and Zamajal, S.A. de C.V.

19.1	Talos Energy Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Talos Energy Inc.’s Form 10-K (File No. 001-38497) filed with the SEC on February 27, 2025).

21.1*	List of Subsidiaries of Talos Energy Inc.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney (included on signature pages of this Part IV).

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

99.1*	Netherland, Sewell & Associates, Inc. reserve report for Talos Energy Inc. as of December 31, 2025.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALOS ENERGY INC.

Date:	February 24, 2026	By:	/s/ Zachary B. Dailey
Zachary B. Dailey
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Moss, III and Zachary B. Dailey, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodfellow	Chief Executive Officer	February 24, 2026
Paul Goodfellow	(Principal Executive Officer)

/s/ Zachary B. Dailey	Chief Financial Officer	February 24, 2026
Zachary B. Dailey	(Principal Financial Officer, Authorized Signatory)

/s/ Gregory Babcock	Chief Accounting Officer	February 24, 2026
Gregory Babcock	(Principal Accounting Officer, Authorized Signatory)

/s/ Paula R. Glover	Director	February 24, 2026
Paula R. Glover

/s/ Neal P. Goldman	Director	February 24, 2026
Neal P. Goldman

/s/ John “Brad” Juneau	Director	February 24, 2026
John “Brad” Juneau

/s/ Richard Sherrill	Director	February 24, 2026
Richard Sherrill

/s/ Charles M. Sledge	Director	February 24, 2026
Charles M. Sledge

/s/ Shandell Szabo	Director	February 24, 2026
Shandell Szabo

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talos Energy Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Depreciation, depletion and amortization of oil and natural gas properties and full cost ceiling impairment
Description of the Matter

At December 31, 2025, the net book value of the Company’s proved oil and natural gas properties was $3,949 million, and depreciation, depletion and amortization (DD&A) and the full cost ceiling impairment of oil and natural gas properties were $1,054 million and $454 million, respectively for the year then ended. As described in Note 2 to the consolidated financial statements, the Company follows the full cost method of accounting for its oil and gas properties. Depreciation, depletion and amortization (DD&A) of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and natural gas reserves, as estimated by independent petroleum engineers. The Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved oil and natural gas reserves, discounted at 10%.

Proved oil and gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Judgment is required by the independent and internal petroleum engineers (“engineers”) in estimating proved oil and natural gas reserves. Estimating reserves also requires the selection and evaluation of inputs, including historical production, oil and natural gas price assumptions, operating and capital costs assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management engaged independent petroleum engineers to prepare the proved oil and natural gas reserve estimates for all properties as of December 31, 2025.

Auditing the Company’s DD&A expense and full cost ceiling impairment calculations is complex because of the use of the work of engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the DD&A expense and the full cost ceiling impairment calculations for oil and natural gas properties, including management’s controls over the completeness and accuracy of the financial data and inputs used by the engineers for use in estimating proved oil and natural gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the engineers responsible for the preparation of the reserve estimates. We tested the completeness and accuracy of the financial data and inputs used by the engineers in the estimation of proved oil and natural gas reserves by agreeing significant inputs to source documentation, and assessing the inputs for reasonableness based on review of corroborative evidence and consideration of any contrary evidence. Additionally, we performed analytic and lookback procedures on select inputs to the proved oil and natural gas reserve estimate. We also tested the DD&A expense and full cost ceiling impairment calculations for oil and natural gas properties to assess whether they are based on the appropriate proved oil and natural gas reserve volumes as estimated by the engineers.

Asset retirement obligations
Description of the Matter

At December 31, 2025, asset retirement obligations total $1,332 million. As described in Note 2 and 9 of the consolidated financial statements, the Company records a liability for the asset retirement obligation at fair value in the period in which it is incurred. The retirement obligations are periodically adjusted to reflect changes in the expected cash flows resulting from revisions to the estimates of either the timing or amount of the retirement costs. Due to the complexity involved in estimating the expected cash outflows, management used decommissioning engineers to estimate the expected cash outflows for the Company’s asset retirement obligation as of December 31, 2025.

Auditing management’s accounting for retirement obligations was especially challenging as significant judgment is required by the Company in determining the obligations. The significant judgment was primarily related to the inherent estimation uncertainty relating to the expected cash outflows, extent of future asset retirement activities and the timing of asset retirement activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for asset retirement obligations, including the controls over management’s review of the significant assumptions described above.

To test the asset retirement obligations, among other procedures, we evaluated the methodology, tested the significant assumptions described above and tested the completeness and accuracy of the underlying data used by the Company in estimating the expected cashflows. To assess the estimates of asset retirement activities and cash flows, we evaluated significant changes from the prior estimate, analyzed consistency between the timing of asset retirement activities and projected productive life of the properties, compared cost rates against third-party information or internal cost records and recalculated management’s estimate. We involved our asset retirement specialists to assist in our evaluation of the expected cash outflows for asset retirement obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Houston, Texas

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talos Energy Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talos Energy Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talos Energy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2026

TALOS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$362,809	$108,172
Accounts receivable, net	323,058	404,258
Assets from price risk management activities	54,420	33,486
Prepaid assets	83,080	77,487
Other current assets	17,939	35,980
Total current assets	841,306	659,383
Property and equipment:
Proved properties	10,621,012	9,784,832
Unproved properties, not subject to amortization	480,555	587,238
Other property and equipment	22,643	35,069
Total property and equipment	11,124,210	10,407,139
Accumulated depreciation, depletion and amortization	(6,686,575)	(5,191,865)
Total property and equipment, net	4,437,635	5,215,274
Other long-term assets:
Restricted cash	76,181	106,260
Assets from price risk management activities	—	253
Equity method investments	112,382	111,269
Other well equipment	49,307	58,306
Notes receivable, net	19,636	17,748
Operating lease assets	9,214	11,294
Other assets	6,396	12,008
Total assets	$5,552,057	$6,191,795
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,979	$117,055
Accrued liabilities	290,223	326,913
Accrued royalties	59,768	77,672
Current portion of asset retirement obligations	112,489	97,166
Liabilities from price risk management activities	6,708	6,474
Accrued interest payable	48,972	49,084
Current portion of operating lease liabilities	3,657	3,837
Other current liabilities	29,925	44,854
Total current liabilities	644,721	723,055
Long-term liabilities:
Long-term debt	1,226,189	1,221,399
Asset retirement obligations	1,219,639	1,052,569
Liabilities from price risk management activities	—	3,537
Operating lease liabilities	11,956	15,489
Other long-term liabilities	281,429	416,041
Total liabilities	3,383,934	3,432,090
Commitments and contingencies (Note 15)
Equity:
Talos Energy Inc. stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 188,530,052 and 187,434,908 shares issued as of December 31, 2025 and 2024, respectively	1,885	1,874
Additional paid-in capital	3,296,643	3,274,626
Accumulated deficit	(918,400)	(424,110)
Treasury stock, at cost; 20,015,369 and 7,417,385 shares as of December 31, 2025 and 2024, respectively	(212,144)	(92,685)
Total Talos Energy Inc. stockholders' equity	2,167,984	2,759,705
Noncontrolling interest	139	—
Total equity	2,168,123	2,759,705
Total liabilities and equity	$5,552,057	$6,191,795

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Oil	1,560,401	$1,806,148	$1,357,732
Natural gas	169,445	105,528	68,034
NGL	50,224	61,892	32,120
Total revenues	1,780,070	1,973,568	1,457,886
Operating expenses:
Lease operating expense	546,716	566,041	389,621
Production taxes	418	1,377	2,451
Depreciation, depletion and amortization	1,056,281	1,023,558	663,534
Impairment of oil and natural gas properties	454,482	—	—
Accretion expense	125,296	117,604	86,152
General and administrative expense	155,368	201,517	158,493
Other operating (income) expense	1,789	(109,454)	(52,155)
Total operating expenses	2,340,350	1,800,643	1,248,096
Operating income (expense)	(560,280)	172,925	209,790
Interest expense	(163,381)	(187,638)	(173,145)
Price risk management activities income (expense)	105,455	(1,458)	80,928
Equity method investment income (expense)	(1,807)	(10,289)	(3,209)
Other income (expense)	15,520	(44,930)	12,371
Net income (loss) before income taxes	(604,493)	(71,390)	126,735
Income tax benefit (expense)	109,169	(5,003)	60,597
Net income (loss)	$(495,324)	$(76,393)	$187,332
Net income (loss) attributable to noncontrolling interest	(1,034)	—	—
Net income (loss) attributable to Talos Energy Inc.	$(494,290)	$(76,393)	$187,332

Net income (loss) per share attributable to common stockholders:
Basic	$(2.82)	$(0.44)	$1.56
Diluted	$(2.82)	$(0.44)	$1.55
Weighted average common shares outstanding:
Basic	175,136	175,605	119,894
Diluted	175,136	175,605	120,752

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$826	$1,699,799	$(535,049)	$—	$1,165,576	$—	$1,165,576
Equity-based compensation	—	25,008	—	—	25,008	—	25,008
Equity-based compensation tax withholdings	—	(7,459)	—	—	(7,459)	—	(7,459)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	438	831,760	—	—	832,198	—	832,198
Purchase of treasury stock	—	—	—	(47,504)	(47,504)	—	(47,504)
Net income (loss)	—	—	187,332	—	187,332	—	187,332
Balance at December 31, 2023	1,275	2,549,097	(347,717)	(47,504)	2,155,151	—	2,155,151
Equity-based compensation	—	21,987	—	—	21,987	—	21,987
Equity-based compensation tax withholdings	—	(6,206)	—	—	(6,206)	—	(6,206)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	243	322,387	—	—	322,630	—	322,630
Issuance of common stock (Note 10)	345	387,372			387,717	—	387,717
Purchase of treasury stock	—	—	—	(45,181)	(45,181)	—	(45,181)
Net income (loss)	—	—	(76,393)	—	(76,393)	—	(76,393)
Balance at December 31, 2024	1,874	3,274,626	(424,110)	(92,685)	2,759,705	—	2,759,705
Equity-based compensation	—	25,616	—	—	25,616	—	25,616
Equity-based compensation tax withholdings	—	(3,588)	—	—	(3,588)	—	(3,588)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	—	—	—	—	—	—	—
Issuance of common stock (Note 10)	—	—	—	—	—	—	—
Initial consolidation of subsidiary	—	—	—	—	—	1,173	1,173
Purchase of treasury stock	—	—	—	(119,459)	(119,459)	—	(119,459)
Net income (loss)	—	—	(494,290)	—	(494,290)	(1,034)	(495,324)
Balance at December 31, 2025	$1,885	$3,296,643	$(918,400)	$(212,144)	$2,167,984	$139	$2,168,123

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at December 31, 2022	82,570,328	—	82,570,328
Equity-based compensation stock issuances	1,110,143	—	1,110,143
Issuance of common stock for acquisitions	43,799,890	—	43,799,890
Purchase of treasury stock	—	(3,400,000)	(3,400,000)
Balance at December 31, 2023	127,480,361	(3,400,000)	124,080,361
Equity-based compensation stock issuances	1,105,095	—	1,105,095
Issuance of common stock for acquisitions	24,349,452	—	24,349,452
Issuance of common stock	34,500,000	—	34,500,000
Purchase of treasury stock	—	(4,017,385)	(4,017,385)
Balance at December 31, 2024	187,434,908	(7,417,385)	180,017,523
Equity-based compensation stock issuances	1,095,144	—	1,095,144
Purchase of treasury stock	—	(12,597,984)	(12,597,984)
Balance at December 31, 2025	188,530,052	(20,015,369)	168,514,683

See accompanying notes.

TALOS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(495,324)	$(76,393)	$187,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, amortization and accretion expense	1,181,577	1,141,162	749,686
Impairment of oil and natural gas properties	454,482	—	—
Amortization of deferred financing costs and original issue discount	8,359	9,303	15,039
Equity-based compensation expense	18,418	14,462	12,953
Price risk management activities (income) expense	(105,455)	1,458	(80,928)
Net cash received (paid) on settled derivative instruments	81,471	4,710	(9,457)
Equity method investment (income) expense	1,807	10,289	3,209
Loss (gain) on extinguishment of debt	—	60,256	—
Settlement of asset retirement obligations	(117,847)	(108,789)	(86,615)
Loss (gain) on sale of assets	381	38	(66,115)
Loss (gain) on sale of business	—	(100,482)	—
Changes in operating assets and liabilities:
Accounts receivable	85,459	8,576	20,352
Other current assets	15,895	(6,964)	7,066
Accounts payable	(22,833)	(3,831)	(60,401)
Other current liabilities	(66,563)	1,290	(96,960)
Other non-current assets and liabilities, net	(104,001)	7,508	(76,092)
Net cash provided by (used in) operating activities	935,826	962,593	519,069
Cash flows from investing activities:
Exploration, development and other capital expenditures	(481,905)	(508,914)	(561,434)
Cash acquired in excess of payments for acquisitions	1,690	—	17,617
Payments for acquisitions, net of cash acquired	(49,978)	(936,214)	—
Proceeds from (cash paid for) sale of property and equipment, net	1,716	1,161	73,004
Contributions to equity method investees	(4,559)	(22,988)	(29,447)
Investment in intangible assets	—	—	(12,366)
Proceeds from sales of business	—	146,676	—
Other	(13,710)	—	—
Net cash provided by (used in) investing activities	(546,746)	(1,320,279)	(512,626)
Cash flows from financing activities:
Issuance of common stock	—	387,717	—
Issuance of senior notes	—	1,250,000	—
Redemption of senior notes	—	(897,116)	(30,000)
Proceeds from Bank Credit Facility	—	880,000	825,000
Repayment of Bank Credit Facility	—	(1,080,000)	(625,000)
Deferred financing costs	—	(32,872)	(11,775)
Other deferred payments	(20,539)	(2,389)	(1,545)
Payments of finance lease	(19,589)	(17,834)	(16,306)
Purchase of treasury stock	(119,459)	(45,181)	(47,504)
Employee stock awards tax withholdings	(3,588)	(6,206)	(7,459)
Distribution to noncontrolling interest	(1,347)	—	—
Net cash provided by (used in) financing activities	(164,522)	436,119	85,411

Net increase (decrease) in cash, cash equivalents and restricted cash	224,558	78,433	91,854
Cash, cash equivalents and restricted cash:
Balance, beginning of period	214,432	135,999	44,145
Balance, end of period	$438,990	$214,432	$135,999

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$84,721	$85,550	$114,972
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$118,037	$130,841	$130,313

See accompanying notes.

TALOS ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven, innovative, independent energy company focused on maximizing long-term value through our oil and gas exploration and production (“Upstream”) business in the United States (“U.S.”) Gulf of America and offshore Mexico. The Company’s activities are primarily concentrated in the Deepwater (i.e., water depths of more than 600 feet) area of the U.S. Gulf of America. The Company leverages decades of technical and offshore operational expertise to acquire, explore, and produce assets in key geological trends while maintaining a focus on safe and efficient operations, environmental responsibility and community impact.

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

Recently Adopted Accounting Standards

Tax Disclosures — In December 2023, the FASB issued an update intended to improve income tax disclosures primarily through expanded disclosure of income tax rate reconciliation items and disaggregation of income taxes paid by jurisdiction. The tabular rate reconciliation requires both percentages and dollars to be presented. This disclosure guidance became effective for annual reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively in this Annual Report on Form 10-K for the year ended December 31, 2025, and the adoption of such guidance did not have a material impact on the Company’s consolidated financial statements. See additional information in Note 12 — Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted

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

Accounts Receivable and Allowance for Expected Credit Losses — Accounts receivable are stated at the historical carrying amount net of an allowance for expected credit losses. At each reporting period, the recoverability of material receivables is assessed using historical data, current market conditions and reasonable and supported forecasts of future economic conditions to determine their expected collectability. A loss-rate methodology is used to estimate the allowance for expected credit losses to be accrued on material receivables to reflect the net amount to be collected. As of December 31, 2025 and 2024, the Company had allowances of $17.7 million and $25.5 million, respectively, presented in “Accounts receivable, net” on the Consolidated Balance Sheets.

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

Prepaid Assets — Prepaid assets primarily represent prepaid insurance, advance payments to operators, progress payments for well equipment and deposits with the Office of Natural Resources Revenue (“ONRR”). The progress payments made for well equipment relate to long lead time items which the Company has not taken title to as of period end. The deposits with ONRR represent the Company’s estimated federal royalties payable within thirty days of the production date. On a monthly basis, the Company adjusts the deposit based on actual royalty payments remitted to the ONRR.

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

Capitalized costs associated with proved reserves are amortized on a country-by-country basis over the life of the total proved reserves using the unit of production method, computed quarterly. Conversely, capitalized costs associated with unproved properties and related geological and geophysical costs, exploration wells currently drilling and capitalized interest are initially excluded from the amortizable base. The Company transfers unproved property costs into the amortizable base when properties are determined to have proved reserves or when the Company has completed an unproved properties evaluation resulting in an impairment. The Company evaluates each of these unproved properties individually for impairment at least annually. Additionally, the amortizable base includes future development costs, asset retirement costs, net of estimated salvage values, and geological and geophysical costs incurred that cannot be associated with specific unproved properties or prospects in which the Company owns a direct interest. The Company capitalizes overhead costs that are directly related to exploration, acquisition and development activities.

The Company’s capitalized costs are limited to a ceiling based on the present value of future net revenues from proved reserves, computed using a discount factor of 10%, plus the lower of cost or estimated fair value of unproved oil and natural gas properties not being amortized less the related tax effects. Generally, any costs in excess of the ceiling are recognized as a non-cash “Impairment of oil and natural gas properties” on the Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Consolidated Balance Sheets. The expense may not be reversed in future periods, even though higher oil, natural gas and NGL prices may subsequently increase the ceiling. The Company performs this ceiling test calculation each quarter. In accordance with the SEC rules and regulations, the Company utilizes SEC Pricing when performing the ceiling test. The Company also holds prices and costs constant over the life of the reserves, even though actual prices and costs of oil and natural gas are often volatile and may change from period to period.

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

Restricted Cash — Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Consolidated Balance Sheets. The Company acquired funds held in escrow to be used for future plugging and abandonment (“P&A”) obligations assumed through the EnVen Acquisition (as defined in Note 3 — Acquisitions and Divestitures). These escrow accounts were fully funded by EnVen (as defined in Note 3 — Acquisitions and Divestitures) prior to the consummation of the acquisition. This is reflected as “Restricted Cash” within “Other long-term assets” on the Consolidated Balance Sheets.

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

In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, contributions and distributions. Investments accounted for using the equity method are reflected as “Equity method investments” on the Consolidated Balance Sheets. The equity in earnings of an investee is reflected in “Equity method investment income (expense)” on the Consolidated Statements of Operations. The gain or loss from the full or partial sale of an equity method investment is presented in the same line item in which the Company reports the equity in earnings of the investee.

The Company assesses equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. The impairment charge is included as a component of the Company’s share of the earning or losses of the investee. No impairment charges have been recorded during the years ended December 31, 2025, 2024 and 2023.

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

The percent of consolidated revenue of major customers, those whose total represented 10% or more of the Company’s oil, natural gas and NGL revenues, was as follows:

	Year Ended December 31,
	2025	2024	2023
Shell Trading (US) Company	35%	48%	54%
Exxon Mobil Corporation	23%	17%	**
Valero Energy Corporation	**	**	21%
Chevron Corporation	12%	**	**

** Less than 10%

The loss of a major customer could have material adverse effect on the Company in the short term. However, the Company believes it would be able to obtain other customers to market its oil, natural gas and NGL production.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$362,809	$108,172
Restricted cash included in Other long-term assets	76,181	106,260
Total cash, cash equivalent and restricted cash	$438,990	$214,432

The decrease in restricted cash is a result of amounts being released from the escrow account upon the completion of certain P&A work.

Accounts Receivable

The following table provides the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2025	2024
Trade	$166,793	$236,694
Joint interest	132,527	133,562
Other	23,738	34,002
Total accounts receivable, net	$323,058	$404,258

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

The Company incurred approximately $21.8 million of acquisition-related costs in connection with the EnVen Acquisition exclusive of severance expense, of which $12.8 million was recognized during the year ended December 31, 2023 and reflected in general and administrative expense on the Consolidated Statements of Operations. Additionally, the Company incurred $25.3 million in severance expense in connection with the EnVen Acquisition for the year ended December 31, 2023. See Note 11 — Employee Benefit Plans and Share-Based Compensation for additional discussion.

The following table presents revenue and net income (loss) attributable to the EnVen Acquisition for the period from February 13, 2023 to December 31, 2023 (in thousands):

Revenue	$423,624
Net income (loss)	$85,622

Pro Forma Financial Information (Unaudited) — The following supplemental pro forma financial information (in thousands, except per common share amounts), presents the consolidated results of operations for the year ended December 31, 2023 as if the EnVen Acquisition had occurred on January 1, 2022. The unaudited pro forma information was derived from historical statements of operations of the Company and EnVen adjusted to include (i) depletion expense applied to the adjusted basis of the oil and natural gas properties acquired, (ii) interest expense to reflect borrowings under the Bank Credit Facility and to adjust the amortization of the premium of the 11.75% Notes (as defined in Note 8 — Debt), (iii) general and administrative expense adjusted for transaction related costs incurred (including severance), (iv) other income (expense) to adjust the accretion of the discount on the P&A Notes Receivable and (v) weighted average basic and diluted shares of common stock outstanding from the issuance of 43.8 million shares of common stock to EnVen. Supplemental pro forma earnings for the year ended December 31, 2023 were adjusted to exclude $65.1 million of general and administrative expenses. This information does not purport to be indicative of results of operations that would have occurred had the EnVen Acquisition occurred on January 1, 2022, nor is such information indicative of any expected future results of operations (in thousands, except for the per share data).

Year Ended December 31,
2023
Revenue	$1,509,929
Net income (loss)	$217,537
Basic net income (loss) per common share	$1.74
Diluted net income (loss) per common share	$1.73

Asset Acquisitions

Acquisitions accounted for as asset acquisitions require, among other items, the cost of the acquisition to be allocated to the assets acquired and liabilities assumed based on relative fair value basis.

Acquisition of Working Interests in Monument Oil Discovery — The Company executed two separate definitive agreements to acquire a collective 21.4% non-operated working interest in the Monument oil discovery (“Monument Project”) in the Deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks. Cash consideration totaling $20.2 million, after customary closing adjustments, was paid on the closing dates of July 31, 2024 and August 2, 2024 with $24.4 million of additional cash consideration paid periodically in installments beginning January 1, 2025 through April 1, 2026. The Company allocated $42.6 million to proved properties. The carrying amount for the deferred cash consideration of $4.0 million is included in “Other current liabilities” on the Consolidated Balance Sheets at December 31, 2025.

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

Acquisition of Incremental Working Interest in Mississippi Canyon Blocks — On July 22, 2025, the Company completed the acquisition of an additional 75.2% and 50.0% working interest in U.S. Gulf of America Mississippi Canyon blocks 108 and 110, respectively (the “Amberjack Acquisition”), in the Deepwater area. Prior to the Amberjack Acquisition, the Company owned an interest in and operated these developed and producing blocks. The Company also acquired a controlling financial interest in SP 49 Pipeline LLC (“SP 49”) as part of the Amberjack Acquisition. The one-third equity interest in SP 49 not held by the Company is presented as “Noncontrolling interest” in the Company’s Consolidated Financial Statements. The $38.6 million cost of the Amberjack Acquisition, including $33.7 million of cash at closing, was primarily allocated to the Company’s proved properties.

Divestitures

Talos Low Carbon Solutions Divestiture — On March 18, 2024, the Company entered into a definitive agreement relating to and subsequently completed the sale of its wholly owned subsidiary, Talos Low Carbon Solutions LLC to TotalEnergies E&P USA, Inc. for a purchase price of $125.0 million plus customary reimbursements and adjustments, combined totaling approximately $142.0 million (the “TLCS Divestiture”). The TLCS Divestiture included the Company’s entire CCS business including its equity investments in three projects along the U.S. Gulf Coast: Bayou Bend CCS LLC, Harvest Bend CCS LLC, and Coastal Bend CCS LLC. The TLCS Divestiture also entitled Talos to certain contingent payments, of which $4.7 million was received during the year ended December 31, 2024. A gain of $100.4 million was recognized related to TLCS Divestiture during the year ended December 31, 2024. The gain on the TLCS Divestiture is presented as “Other operating income (expense)” on the Consolidated Statements of Operations and the contingent payments are included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2025. A deferred payment of $12.5 million due in October 2025 has not been received and the Company determined there was significant doubt surrounding the collectability of such deferred payment. Accordingly, the Company derecognized the deferred payment, of which $8.9 million is reflected as an expense in “Other operating income (expense)” and $3.6 million is reflected as the reversal of imputed interest income in “Other income (expense)” on the Consolidated Statements of Operations for the year ended December 31, 2025.

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

The fair value of the Company’s retained equity method investment in Talos Mexico was $107.6 million upon the closing of the 2023 Mexico Divestiture. Fair value was determined using the implied value of Talos Mexico, based on the transaction price from the 2023 Mexico Divestiture, an orderly market transaction. A gain of $66.2 million was recognized on the 2023 Mexico Divestiture during the year ended December 31, 2023 which is included in “Other operating (income) expense” on the Consolidated Statements of Operations.

On December 16, 2024, the Company entered into an agreement to sell an additional equity interest in Talos Mexico to Zamajal. See Note 7 — Equity Method Investments for additional information.

Note 4 — Property, Plant and Equipment

Proved Properties

The Company’s interests in oil and natural gas proved properties are located in the United States, primarily in the Gulf of America deep and shallow waters. The Company’s ceiling test computations resulted in an impairment of its U.S. oil and natural gas properties during the year ended December 31, 2025 of $454.5 million. No impairment charges were recorded during the years ended December 31, 2024 and 2023. At December 31, 2025, its ceiling test computation was based on SEC pricing of $65.37 per Bbl of oil, $3.61 per Mcf of natural gas and $19.22 per Bbl of NGLs.

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

The following table sets forth a summary of the Company’s oil and natural gas property costs not being amortized at December 31, 2025, by the year in which such costs were incurred (in thousands):

		Year Ended December 31,
	Total	2025	2024	2023	2022 and Prior
Acquisition United States	$400,677	$—	$263,783	$136,894	$—
Exploration United States	79,878	41,576	26,314	9,585	2,403
Total unproved properties, not subject to amortization	$480,555	$41,576	$290,097	$146,479	$2,403

The excluded costs will be included in the amortization base as properties are evaluated and proved reserves are established or impairment is determined. The unproved costs will be excluded from the amortization base until the Company has made a determination as to the existence of proved reserves. The Company currently estimates the majority of these costs to be transferred to the amortization base within six years of December 31, 2025.

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

	Year Ended December 31,
	2025	2024	2023
Finance lease costs - interest on lease liabilities	$11,193	$12,948	$14,476
Operating lease costs, excluding short-term leases(1)	4,192	4,207	4,883
Short-term lease costs(2)	151,379	100,895	117,132
Variable lease costs(3)	2,668	2,464	2,888
Variable and fixed sublease income	(1,586)	(1,436)	(482)
Total lease costs	$167,846	$119,078	$138,897

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

The present value of the fixed lease payments recorded as the Company’s ROU asset and liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease assets	$9,214	$11,294

Current portion of operating lease liabilities	$3,657	$3,837
Operating lease liabilities	11,956	15,489
Total operating lease liabilities	$15,613	$19,326

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$21,473	$19,589
Other long-term liabilities	90,169	111,641
Total finance lease liabilities	$111,642	$131,230

The table below presents the lease maturity by year as of December 31, 2025 (in thousands). Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the Consolidated Balance Sheets.

	Operating Leases	Finance Leases
2026	$5,072	$30,782
2027	4,753	30,782
2028	4,610	30,782
2029	3,226	30,782
2030	1,223	12,826
Thereafter	135	—
Total lease payments	$19,019	$135,954
Imputed interest	(3,406)	(24,312)
Total lease liabilities	$15,613	$111,642

The table below presents the weighted average remaining lease term and discount rate related to leases:

	Year Ended December 31,
	2025	2024	2023
Weighted average remaining lease term:
Operating leases	3.9 years	4.8 years	5.9 years
Finance leases	4.4 years	5.4 years	6.4 years
Weighted average discount rate:
Operating leases	10.8%	10.7%	10.8%
Finance leases	9.2%	9.2%	9.2%

The table below presents the supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash outflow from finance leases	$11,193	$12,948	$14,476
Operating cash outflow from operating leases	$5,830	$5,634	$6,318

ROU assets obtained in exchange for new operating lease liabilities(1)	$—	$1,909	$12,971
Remeasurement of lease liability arising from modification of ROU asset(2)	$—	$—	$(5,124)

(1)
See QuarterNorth Acquisition and EnVen Acquisition each in Note 3 — Acquisitions and Divestitures.
(2)
Lease termination accounted for as a lease modification based on the modified lease term. The termination did not take effect contemporaneously with the effective date of the modification.

Note 6 — Financial Instruments

As of December 31, 2025 and 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes	$614,058	$649,425	$611,135	$640,619
9.375% Second-Priority Senior Secured Notes	$612,131	$656,250	$610,264	$635,750

The carrying value of the senior notes are adjusted for discount, premium and deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active markets. See Note 8 — Debt for the maturity dates of the Company’s Senior Notes.

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash received (paid) on settled derivative instruments	$81,471	$4,710	$(9,457)
Unrealized gain (loss)	23,984	(6,168)	90,385
Price risk management activities income (expense)	$105,455	$(1,458)	$80,928

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of December 31, 2025:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
January 2026 – December 2026	NYMEX WTI CMA	8,197	$65.51
Natural gas:		(MMBtu)	(per MMBtu)
January 2026 – December 2026	NYMEX Henry Hub	28,671	$3.85

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
January 2026 – December 2026	NYMEX WTI CMA	11,997	$60.00	$68.25

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$54,420	$—	$54,420
Liabilities:
Oil and natural gas derivatives	—	(6,708)	—	(6,708)
Total net asset (liability)	$—	$47,712	$—	$47,712

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$33,739	$—	$33,739
Liabilities:
Oil and natural gas derivatives	—	(10,011)	—	(10,011)
Total net asset (liability)	$—	$23,728	$—	$23,728

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

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$54,420	$6,708	$33,486	$6,474
Non-current	—	—	253	3,537
Total gross amounts presented on balance sheet	54,420	6,708	33,739	10,011
Less: Gross amounts not offset on the balance sheet	6,708	6,708	10,011	10,011
Net amounts	$47,712	$—	$23,728	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at December 31, 2025 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating and are parties under the Company’s Bank Credit Facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s Bank Credit Facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts the maximum loss at December 31, 2025 would have been $47.7 million.

Note 7 — Equity Method Investments

Talos Mexico

See Note 3 – Acquisitions and Divestitures for additional information on the deconsolidation of Talos Mexico. On December 16, 2024, the Company entered into an agreement to sell an additional 30.1% equity interest in Talos Mexico to Zamajal, a subsidiary of Carso, for $49.7 million in cash consideration with an additional $33.1 million contingent on first oil production from the Zama Field (the “Incremental Mexico Equity Sale”). The Incremental Mexico Equity Sale is expected to close no later than May of 2026 upon the satisfaction of customary closing conditions and the receipt of all regulatory approvals. As of December 31, 2025, Talos Mexico, which currently holds a 17.4% interest in the Zama Field, is owned 50.1% by the Company and 49.9% by Zamajal. See Note 14 — Related Party Transactions for additional information on Carso.

The carrying amount of the Company’s investment in Talos Mexico was $112.4 million and $111.3 million as of December 31, 2025 and 2024, respectively. The carrying amount of the investment includes a $66.0 million positive basis difference, which will be amortized using the units-of-production method upon commencement of regular commercial production from the Zama Field.

Bayou Bend CCS LLC

In March 2024, the Company sold its entire CCS business inclusive of Bayou Bend CCS LLC (“Bayou Bend”). See Note 3 – Acquisitions and Divestitures for additional information on the TLCS Divestiture. During the year ended December 31, 2023, Chevron U.S.A. Inc. (“Chevron”) made $8.6 million of contributions to Bayou Bend on the Company’s behalf in accordance with an agreement executed in 2022. The Bayou Bend investment was increased with an offsetting gain as the capital carry was funded by Chevron. The Company recognized an $8.6 million gain during the year ended December 31, 2023 on the funding of the capital carry of its investment in Bayou Bend. This gain is included in “Equity method investment income (expense)” on the Consolidated Statements of Operations.

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

Nature of Risks — Talos Mexico holds a working interest in the unitized Zama Field. Developing oil fields with partners involves certain operational risks - namely, disagreements over project management, reliance on the operator’s capabilities, and high capital expenditures. An Integrated Project Team (“IPT”) reporting to the Zama Unit Operating Committee, was formed in March 2023 to pool the talents and competencies of all companies participating in the development of the Zama Field. Even though an IPT exists, teamwork could remain a challenge. The Zama Unit Development Plan (“UDP”) was approved by CNH in June 2023. Final Investment Decision (“FID”) is expected following completion and final review of the front-end engineering and design (“FEED”), project financing and final approvals. Achieving FID is a crucial stage and marks the beginning of the engineering and construction stage. Availability of equipment and unexpected construction hurdles could delay the start of oil and gas production. There is also a risk that the project will not be completed within the budget and timeline, which ultimately could have an adverse impact on the net present value of the project. On December 31, 2025, operatorship of the Zama Unit was transferred from Petróleos Mexicanos to Harbour Energy.

Note 8 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Maturity Date	December 31, 2025	December 31, 2024
9.000% Second-Priority Senior Secured Notes	February 1, 2029	$625,000	$625,000
9.375% Second-Priority Senior Secured Notes	February 1, 2031	625,000	625,000
Bank Credit Facility	March 31, 2027	—	—
Total debt, before discount and deferred financing cost		1,250,000	1,250,000
Unamortized discount and deferred financing cost, net		(23,811)	(28,601)
Total debt		$1,226,189	$1,221,399

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

Debt Covenants for 9.000% Notes and 9.375% Notes

Each of the indentures that govern the 9.000% Notes and the 9.375% Notes contain covenants that, among other things, limit the Issuer’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions or dividends on equity interests, redeem or repurchase equity securities or redeem junior lien, unsecured or subordinated indebtedness; (iv) make investments; (v) restrict distributions, loans or other asset transfers from the Issuer’s restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of the Issuer’s properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The Company was in compliance with all debt covenants at December 31, 2025.

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

On August 4, 2025, the Company entered into the Borrowing Base Redetermination Agreement and Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”). The Twelfth Amendment, among other things, (i) decreased both the borrowing base and commitments to $700.0 million and (ii) removed the $50.0 million cap on the amount of unrestricted cash that may be deducted in the calculation of consolidated total debt (used to calculate the Consolidated Total Debt to EDITDAX ratio under the Bank Credit Facility) if, as of the applicable date of determination, each lender’s total exposure is $0.

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

As of December 31, 2025, the Company's borrowing base was $700.0 million with total commitments of $700.0 million. Additionally, no more than $250.0 million of the Company’s borrowing base can be used as letters of credit with current commitments at $250.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Bank Credit Facility. The Company was in compliance with all debt covenants at December 31, 2025. See Note 15 — Commitments and Contingencies for the amount of letters of credit issued under the Bank Credit Facility as of December 31, 2025.

Subsequent Event — On January 20, 2026, Talos Energy Inc., Talos Production Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Talos Production”), and certain other direct and indirect subsidiaries of the Company and Talos Production entered into the Amended and Restated Credit Agreement (the “A&R Credit Agreement”) among the Company, Talos Production, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the issuing banks, the lenders party thereto, and the other persons from time to time party thereto. The A&R Credit Agreement amends and restates in its entirety the credit agreement, dated as of May 10, 2018 (as amended from time to time, the “Existing Credit Agreement”), by and among the Company, Talos Production, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the issuing banks, the lenders party thereto, and the other persons party thereto.

This credit facility has an initial borrowing base and total commitments of $700.0 million (with a letter of credit facility with a $250 million sublimit), subject to redetermination by the lenders at least semi-annually during the second quarter and fourth quarter of each year. The maturity date of the A&R Credit Agreement is the earlier of (i) January 20, 2030 and (ii) November 2, 2028 (the 91st day prior to the earliest stated maturity date of the 9.000% Notes, (or any Permitted Refinancing Indebtedness with respect thereto)), if such notes (or such Permitted Refinancing Indebtedness) have not been refinanced, redeemed, or repaid in full on prior to such 91st day.

Interest accrues at Talos Production’s option either at an alternate base rate (“ABR”) plus the applicable margin (“ABR Loans”), an adjusted term secured overnight financing rate (“SOFR”) plus the applicable margin (“Term Benchmark Loans”) or adjusted daily simple SOFR plus the applicable margin (“RFR Loans”). ABR is based on the greater of (a) the prime rate, (b) a federal funds rate plus 0.5% or (c) the adjusted term SOFR for a one-month interest period plus 1.00%. The adjusted term SOFR is equal to the term SOFR for each applicable tenor (e.g., one-month, three-months and six-months) calculated and published by the CME Group Inc. The adjusted daily simple SOFR is equal to the overnight SOFR calculated and published by the Federal Reserve Bank of New York. In addition, Talos Production is obligated to pay a commitment fee on the unutilized portion of the commitments. The applicable margin and the commitment fee rate are calculated based upon the utilization levels as a percentage of unused lender commitments then in effect.

The A&R Credit Agreement includes certain conditions to borrowings, representations and warranties and events of default customary for financings of its type and size. The A&R Credit Agreement also limits the Company’s, Talos Production’s and their respective subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes. The A&R Credit Agreement has certain customary affirmative and negative covenants, including that Talos Production must maintain a Consolidated Total Debt to EBITDAX Ratio (as defined in the A&R Credit Agreement) of no greater than to 3.00 to 1.00 calculated each quarter utilizing the most recent twelve months to determine EBITDAX. Talos Production must also maintain a current ratio no less than 1.00 to 1.00 each quarter. Under the A&R Credit Agreement, unutilized commitments are included in current assets in the current ratio calculation. This credit facility is secured by, among other things, mortgages covering at least 85.0% of the proved oil and natural gas assets of the Company and is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

Limitation on Restricted Payments Including Dividends

The Company has not historically declared or paid any cash dividends on its capital stock. However, to the extent the Company determines in the future that it may be appropriate to pay a special dividend or initiate a quarterly dividend program, the Company’s ability to pay any such dividends to its stockholders may be limited to the extent its consolidated subsidiaries are limited in their ability to make distributions to the Parent Company, including the significant restrictions that the agreements governing the Company’s debt impose on the ability of its consolidated subsidiaries to make distributions and other payments to the Parent Company. With respect to entities accounted for under the equity method, the Company’s equity method investee as of December 31, 2025 did not have any undistributed earnings.

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

At December 31, 2025, restricted net assets of the Company’s consolidated subsidiaries exceeded 25%.

Note 9 — Asset Retirement Obligations

The asset retirement obligations included in the Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$1,149,735	$897,226
Obligations assumed(1)	10,868	199,519
Obligations incurred	14,146	107
Obligations settled	(117,847)	(108,789)
Obligations divested	(3,150)	—
Accretion expense	125,296	117,604
Changes in estimate(2)	153,080	44,068
Balance, end of period	$1,332,128	$1,149,735
Less: Current portion	112,489	97,166
Long-term portion	$1,219,639	$1,052,569

(1)
Obligations assumed during the year ended December 31, 2024 were in connection with the QuarterNorth Acquisition. See further discussion in Note 3 — Acquisitions and Divestitures.
(2)
Changes in estimate were primarily due to changes in expected timing and cost estimates to satisfy certain future abandonment obligations.

At December 31, 2025, the Company has (1) restricted cash of $76.2 million inclusive of interest earned to date, held in escrow and (2) the P&A Notes Receivable with an aggregate face value of $66.2 million to settle future asset retirement obligations. These assets are discussed in Note 2 — Summary of Significant Accounting Policies.

Note 10 — Stockholders’ Equity

Underwritten Equity Offering

On January 22, 2024, we closed an underwritten public offering of 34.5 million shares of our common stock, which generated net proceeds of $387.7 million after deducting underwriting discounts of $15.1 million and offering expenses of $0.8 million. The net proceeds from this equity offering partially funded the cash portion of the QuarterNorth Acquisition. See Note 3 – Acquisitions and Divestitures for additional information on the QuarterNorth Acquisition.

Note 11 — Employee Benefits Plans and Share-Based Compensation

Severance

During the years ended December 31, 2024 and 2023, the Company accrued severance costs of $26.0 million and $25.3 million, respectively, in connection with the EnVen Acquisition, QuarterNorth Acquisition and TLCS Divestiture. See Note 3 — Acquisitions and Divestitures for additional information. The involuntary termination benefits were provided pursuant to (i) a one-time benefit arrangement that was recognized over the future service period through the termination date and (ii) contractual termination benefits required by the terms of existing employment agreements. Severance costs are reflected in “General and administrative expense” on the Consolidated Statements of Operations. The severance accrual had been reduced to an immaterial amount by December 31, 2024.

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

Restricted Stock Units – Employees — RSUs granted to employees under the A&R LTIP primarily vest ratably over an approximate three-year period subject to such employee’s continued service through each vesting date. Upon vesting, each RSU represents a contingent right to receive one share of common stock. The total unrecognized share-based compensation expense related to these RSUs at December 31, 2025 was approximately $31.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

On September 9, 2024, there were 157,071 RSUs issued as retention awards to executive officers that were required to report their beneficial ownership of the Company's equity securities and any transactions in such securities. These retention RSUs will vest ratably on each of September 9, 2025, September 9, 2026, and September 9, 2027.

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

The following table summarizes RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	3,215,504	$12.79
Granted	1,154,541	$16.24
Vested	(1,730,959)	$11.97
Forfeited	(332,725)	$14.52
Unvested RSUs at December 31, 2023	2,306,361	$14.89
Granted	3,155,776	$11.97
Vested	(1,534,798)	$13.72
Forfeited	(384,904)	$14.65
Unvested RSUs at December 31, 2024	3,542,435	$12.83
Granted	3,017,967	$8.80
Vested	(1,484,838)	$13.46
Forfeited	(479,809)	$10.25
Unvested RSUs at December 31, 2025	4,595,755	$10.25

Performance Share Units – Employees — PSUs granted to employees under the A&R LTIP represent the contingent right to receive one share of common stock. However, the number of shares of common stock issuable ranges from zero to 200% of the target number of PSUs granted. The total unrecognized share-based compensation expense related to these PSUs at December 31, 2025 was approximately $6.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes PSU activity:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	638,601	$23.66
Granted(1)	595,394	$18.76
Forfeited	(217,346)	$21.28
Unvested PSUs at December 31, 2023	1,016,649	$21.30
Granted(2)	299,472	$11.36
Forfeited(3)	(666,455)	$22.71
Unvested PSUs at December 31, 2024	649,666	$15.27
Granted(4)	1,014,647	$9.87
Forfeited(5)	(550,014)	$15.94
Unvested PSUs at December 31, 2025	1,114,299	$10.02

(1)
There were 297,697 PSUs granted that are eligible to vest based on continued employment and the Company’s annualized absolute TSR over a three-year performance period. An additional 297,697 PSUs were granted and are eligible to vest based on continued employment and the Company’s return on the wells included in the 2023 drill program over a three-year performance period.
(2)
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
(3)
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
(4)
There were 837,066 PSUs granted that are eligible to vest based on continued employment and the relative annualized TSR of the Company as compared to a peer group over a three-year performance period, as modified by the Company’s absolute annualized TSR over the same performance period. The remaining PSUs granted are eligible to vest based on continued employment and the achievement of certain stock-price hurdles over a three-year performance period.
(5)
The performance period for 317,494 PSUs ended on December 31, 2025. The payout on these awards was 0% based on actual performance over the performance period as certified by the Compensation Committee of the Company’s Board of Directors in early 2026. Since these awards were legally forfeited, they were added back to the plan reserve for future grants under the recycling provisions of the A&R LTIP.

The following table summarizes the assumptions used in the Monte Carlo simulations to calculate the fair value of the relative or absolute TSR PSUs granted during the periods indicated:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	2.3 - 2.8	2.2 - 2.3	2.1 - 2.8
Expected volatility	45.6 - 52.4%	49.5 - 54.4%	61.9 - 73.1%
Risk-free interest rate	3.5 - 3.8%	3.6 - 4.1%	4.4 - 4.6%
Dividend yield	— %	— %	— %

Share-based Compensation Costs

Share-based compensation costs associated with RSUs, PSUs and other awards are reflected as “General and administrative expense” on the Consolidated Statements of Operations, net amounts capitalized to “Proved Properties” on the Consolidated Balance Sheets. Because of the non-cash nature of share-based compensation, the expensed portion of share-based compensation is added back to net income in arriving at “Net cash provided by (used in) operating activities” on the Consolidated Statements of Cash Flows.

The following table presents the amount of costs expensed and capitalized (in thousands):

	Year Ended December 31,
	2025	2024	2023
Share-based compensation costs	$25,967	$22,088	$25,236
Less: Amounts capitalized to oil and gas properties	7,549	7,626	12,283
Total share-based compensation expense	$18,418	$14,462	$12,953

Note 12 — Income Taxes

Income Tax Expense (Benefit)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
Federal	$(140)	$(2,180)	$18
State	739	103	58
Mexico	73	309	31
Total current income tax expense (benefit)	$672	$(1,768)	$107

Deferred income tax expense (benefit):
Federal	$(94,409)	$(10,874)	$(61,182)
State	(15,432)	17,645	478
Mexico	—	—	—
Total deferred income tax expense (benefit)	$(109,841)	$6,771	$(60,704)

Total income tax expense (benefit)	$(109,169)	$5,003	$(60,597)

A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company’s income tax expense (benefit) is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
Income tax expense (benefit) at the federal statutory tax rate	$(126,944)	21.0%	$(14,992)	21.0%	$26,614	21.0%
State and local income taxes, net of federal benefit(1)	(14,849)	2.5%	17,726	(24.8)%	524	0.4%
Foreign tax effects
Mexico
Statutory tax rate difference between Mexico and U.S.	169	(0.0)%	295	(0.4)%	436	0.4%
Other	(565)	0.1%	(671)	0.9%	(1,452)	(1.1)%
Change in valuation allowance	28,800	(4.8)%	—	—%	(93,726)	(74.0)%
Nontaxable or nondeductible items	2,848	(0.5)%	4,925	(6.9)%	4,419	3.5%
Effect of cross-border tax laws	395	(0.1)%	620	(0.9)%	1,016	0.8%
Change in unrecognized tax benefits	73	(0.0)%	65	(0.1)%	31	0.0%
Other adjustments	904	(0.1)%	(2,965)	4.2%	1,541	1.2%
Total income tax expense (benefit)	$(109,169)	18.1%	$5,003	(7.0)%	$(60,597)	(47.8)%
Effective tax rate	18.1%		(7.0)%		(47.8)%

(1)
State and local taxes in Louisiana made up the majority (greater than 50%) of the tax effect in this category.

The Company’s effective tax rate for the year ended December 31, 2025 differed from the federal statutory rate of 21.0% primarily due to recording an income tax expense of $28.8 million related to recording a valuation allowance on its U.S. federal deferred tax assets offset with a state income tax benefit of $14.8 million.

The Company’s effective tax rate for the year ended December 31, 2024 differed from the federal statutory rate of 21.0% primarily due to state income tax expense of $17.7 million and income tax expense of $4.9 million related to nontaxable or nondeductible items.

The Company’s effective tax rate for the year ended December 31, 2023 differed from the federal statutory rate of 21.0% primarily due to a non-cash tax benefit of $93.7 million related to the release of the valuation allowance for its federal deferred tax assets offset with income tax expense of $4.4 million related to nontaxable or nondeductible items.

Deferred Tax Assets and Liabilities

Net deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets and liabilities is included in “Other liabilities” on the Consolidated Balance Sheets as of December 31, 2025. Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss	$139,330	$108,717
Foreign tax loss carryforward	544	452
State net operating loss	16,359	12,426
Interest expense carryforward	40,177	74,957
Asset retirement obligations	302,222	262,773
Finance lease liability	25,389	29,926
Other	19,286	25,347
Total deferred tax assets	543,307	514,598
Valuation allowance	(32,735)	(3,325)
Total deferred tax assets, net	$510,572	$511,273

Deferred tax liabilities:
Oil and gas properties	$656,457	$772,439
Derivatives	10,851	5,411
Total deferred tax liabilities	667,308	777,850
Net deferred tax liability	$(156,736)	$(266,577)

Net Operating Loss

The table below presents the details of the Company’s net operating loss carryovers as of December 31, 2025 (in thousands):

	Amount	Expiration Year
Federal net operating losses	$263,501	2036 - 2037
Federal net operating losses	$399,976	Unlimited
Foreign tax loss carryforward	$1,812	2026 - 2035
State net operating losses	$373,383	Unlimited

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $663.5 million, $569.8 million of which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, against future U.S. taxable income in the event of a change in ownership. If not utilized, such carryforwards would begin to expire at the end of 2036.

Valuation Allowance

The Company recorded a valuation allowance of $32.7 million and $3.3 million as of December 31, 2025 and 2024, respectively. Deferred income tax assets and liabilities are recorded related to NOLs and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions and income in the future. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those NOLs or temporary differences relate. At December 31, 2025, the Company’s valuation allowance primarily related to the temporary differences related to the Company’s asset retirement obligations. At December 31, 2024, the company’s valuation allowance related to state operating loss carryforwards.

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

Uncertain Tax Positions

The table below sets forth the beginning and ending balance of the total amount of unrecognized tax benefits.

Balances in the uncertain tax positions are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total unrecognized tax benefits, beginning balance	$1,592	$989	$835
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior period	277	(120)	154
Tax positions taken during the current period	—	723	—
Total unrecognized tax benefits, ending balance	$1,869	$1,592	$989

The Company recognizes interest and penalties related to uncertain tax positions as “Interest Expense” and “General and administrative expense” on the Consolidated Statements of Operations, respectively.

Income Taxes Paid

The components of income taxes paid (net of refunds) were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income taxes paid (net of refunds)
Federal (U.S.)	$179	$5,215	$(18)
Louisiana	418	1	—
Other	34	(297)	12
Total income taxes paid (net of refunds)	$631	$4,919	$(6)

Years Open to Examination

The 2022 through 2025 tax years remain open to examination by the tax jurisdictions in which the Company is subject to tax. The statute of limitations with respect to the U.S. federal income tax returns of the Company for years ending on or before December 31, 2020 are closed, except to the extent of any NOL carryover balance.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share attributable to common stockholders (in thousands, except for the per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Talos Energy Inc.	$(494,290)	$(76,393)	$187,332

Weighted average common shares outstanding — basic	175,136	175,605	119,894
Dilutive effect of securities	—	—	858
Weighted average common shares outstanding — diluted	175,136	175,605	120,752

Net income (loss) per share attributable to common stockholders:
Basic	$(2.82)	$(0.44)	$1.56
Diluted	$(2.82)	$(0.44)	$1.55
Anti-dilutive potentially issuable securities excluded from diluted common shares	3,581	2,084	1,353

Note 14 — Related Party Transactions

Slim Family and Affiliates

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States, is a holding company with portfolio investments in various companies. Control Empresarial and the Slim Family became related parties on November 7, 2023 when they accumulated greater than ten percent of the Company’s outstanding shares of common stock. In connection with the Company’s underwritten public equity offering in January 2024 as further described in Note 10 — Stockholders’ Equity, Control Empresarial further increased its holding of the Company’s outstanding stock and thereafter continued to purchase shares from time to time in the open market.

On December 16, 2024, the Company entered into a cooperation agreement (“Cooperation Agreement”) with Control Empresarial. Pursuant to the Cooperation Agreement, Control Empresarial agreed during the term of the Cooperation Agreement that it will not acquire, agree or seek to acquire or make any proposal or offer to acquire, or announce any intention to acquire, directly or indirectly, beneficially or otherwise, any voting securities of the Company (other than in connection with a stock split, stock dividend or similar corporate action initiated by the Company) if, immediately after such acquisition, Control Empresarial and the other members of its investor group, collectively, would, in the aggregate, beneficially own in aggregate more than 25.0% of the outstanding shares of any class of voting securities of the Company. However, pursuant to the Cooperation Agreement, Control Empresarial and the investor group are not required to sell any voting securities they own if the aggregate ownership exceeds 25.0% solely because the Company repurchases shares or takes another similar action that reduces the number of outstanding voting securities.

On December 8, 2025, the Company entered into an amendment to the Cooperation Agreement with Control Empresarial to extend the period of the Cooperation Agreement for an additional year, to December 16, 2026, but the agreement is subject to early termination upon the occurrence of certain events described in the Cooperation Agreement. Control Empresarial held approximately 25.8% of the Company’s outstanding shares of common stock as of December 31, 2025 based on SEC beneficial ownership reports filed by Control Empresarial and the Company’s total outstanding shares of common stock as of that date.

The Slim Family own a majority stake in Carso. Carso is a public stock company incorporated in Mexico, which holds the shares of a group of companies that primarily operate in the commercial, industrial, infrastructure and construction and energy sectors. Carso, through its Zamajal subsidiary, has an ownership interest in Talos Mexico. See Note 7 – Equity Method Investments for additional information on Talos Mexico. As of December 31, 2025, Carso owes the Company $2.8 million related to advisory services the Company provided in connection with the Lakach Deepwater natural gas field off Mexico’s southeastern coast near Veracruz.

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

Equity Method Investments

The Company had a $0.7 million and $0.7 million related party receivable from various equity method investments as of December 31, 2025 and 2024, respectively. These amounts are reflected in “Accounts Receivable, net” on the Consolidated Balance Sheets. See Note 7 – Equity Method Investments for additional information on the Company’s equity method investments.

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

During the year ended December 31, 2024, the Company settled long-standing litigation initiated in June 2019 involving the former President of EnVen, which was assumed as part of the EnVen Acquisition. The Company paid $14.4 million to satisfy the judgment, inclusive of legal fees and interest.

By virtue of the Company’s acquisition of QuarterNorth, Talos is defending a lawsuit brought by a contractor concerning amounts allegedly owed for drilling operations at several locations in the Gulf of America. The lawsuit alleges that the contractor is entitled to certain statutory liens under Louisiana law. Talos disputes the contractor’s lien and damages claims and is defending the suit aggressively. A trial date has not been set for this case. It is reasonably possible that a loss may be realized, with the range of loss between zero and approximately $22 million.

By virtue of the Company’s acquisition of QuarterNorth, Talos is defending a lawsuit brought by plaintiffs (“Warrant Holders”) that held warrants issued by QuarterNorth pursuant and subject to warrant agreements. Warrant Holders allege that the QuarterNorth board improperly reduced the value of the warrants, which diluted their ownership interest in QuarterNorth prior to its acquisition by Talos. Trial is scheduled for May 2026, in the Court of Chancery of the State of Delaware. It is reasonably possible that a loss may be realized, with the range of loss between zero and approximately $21 million.

Firm Transportation Commitments

The Company has firm transportation agreements in place with pipeline carriers for future transportation of oil and gas production. The Company is obligated to transport a minimum monthly oil and gas volumes or pay for any deficiencies for years 2026 through 2030. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreements.

The table below summarizes the future minimum transportation fees under the Company’s commitment as of December 31, 2025 (in thousands):

2026	$7,356
2027	11,760
2028	14,191
2029	7,468
2030	3,173
Total	$43,948

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, and removal of facilities in the U.S. Gulf of America.

As of December 31, 2025, the Company had secured performance bonds from third party sureties totaling $1.5 billion. The cost of securing these bonds is reflected as “Interest expense” on the Consolidated Statements of Operations. Additionally, as of December 31, 2025, the Company had secured letters of credit issued under its Bank Credit Facility totaling $97.4 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Note 8 — Debt for further information on the Bank Credit Facility.

On November 3, 2025, the Company entered into arrangements with its surety providers to establish limits on the amount of aggregate collateral that such surety providers can require the Company to post, with annual collateral funding commitments set forth in the table below. The arrangements also require the Company to spend a minimum amount on plugging and abandonment activities each year. For the three years commencing January 1, 2026 and for the subsequent two years commencing January 1, 2029, the Company is required to spend $90.0 million and $45.0 million on these activities on an annual basis, respectively.

The table below outlines the estimated collateral funding commitments under the arrangements as of December 31, 2025 (in thousands):

Period	Collateral Funding Commitments
2026	$41,704
2027	42,694
2028	43,199
2029	42,134
2030	35,240
Thereafter	46,776
Total	$251,747

The collateral funding commitments may be secured by cash or letters of credit which will reduce the Company’s liquidity. For the year ended December 31, 2025, we posted collateral of $40.1 million secured by letters of credit. Collateral funded with cash will be reflected as “Restricted cash” within the Consolidated Balance Sheets. The collateral funding commitments, and ultimately any posted cash collateral, will be reduced as plugging and abandonment activities are completed and underlying surety bonds are released.

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

The decommissioning obligations included are in the Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$20,002	$15,564	$54,269
Additions	1,769	6,168	266
Obligations assumed	—	1,326	—
Changes in estimate	1,476	2,391	11,613
Settlements	(1,102)	(5,447)	(50,584)
Balance, end of period	$22,145	$20,002	$15,564
Less: Current portion	470	5,453	3,280
Long-term portion	$21,675	$14,549	$12,284

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

Prior to the divestment of the CCS Segment, corporate general and administrative expense included certain shared costs such as finance, accounting, tax, human resources, information technology and legal costs that were not directly attributable to each operating segment. These shared expenses were fully allocated to each operating segment. Segment accounting policies are the same as those described in Note 2 – Summary of Significant Accounting Policies

The chief operating decision maker (“CODM”) is currently the President and Chief Executive Officer and Chief Financial Officer. The profit or loss metric used to evaluate segment performance is net income as reported in the Company’s Consolidated Statements of Operations. Net income is used by the CODM to measure segment profit or loss, assess performance and make strategic capital resource allocations. The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the tables below.

The following tables present selected segment information for the periods indicated (in thousands):

Year Ended December 31, 2025	Upstream	Total
Revenues from external customers	$1,780,070	$1,780,070
Significant expenses:
Direct operating and maintenance(1)	(526,839)	(526,839)
Workover(1)	(19,877)	(19,877)
Adjusted general and administrative expense(2)	(133,986)	(133,986)
Net cash received (paid) on settled derivative instruments	81,471	81,471
Interest expense	(163,381)	(163,381)
Other segment items:
Other(3)	10,349	10,349
Depreciation, depletion and amortization	(1,056,281)	(1,056,281)
Impairment of oil and natural gas properties	(454,482)	(454,482)
Accretion expense	(125,296)	(125,296)
Mark-to-market derivative fair value gain (loss)	23,984	23,984
Equity-based compensation expense	(18,418)	(18,418)
Equity method investment income (loss)	(1,807)	(1,807)
Income tax benefit (expense)	109,169	109,169
Net income (loss)	(495,324)	$(495,324)

Segment Expenditures	$617,575	$617,575

(1)
Component of lease operating expense.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(3)
Primarily includes interest income and other miscellaneous operating income offset by the derecognition of a deferred payment that was deemed uncollectible.

Year Ended December 31, 2024	Upstream	CCS(1)	Total
Revenues from external customers	$1,973,568	$—	$1,973,568
Significant expenses:
Direct operating and maintenance(2)	(492,123)	—	(492,123)
Workover(2)	(73,918)	—	(73,918)
Adjusted general and administrative expense(3)	(130,695)	(1,919)	(132,614)
Net cash received (paid) on settled derivative instruments	4,710	—	4,710
Interest expense	(187,432)	(206)	(187,638)
Other segment items:
Other(4)	(23,048)	(8,472)	(31,520)
Depreciation, depletion and amortization	(1,023,512)	(46)	(1,023,558)
Accretion expense	(117,604)	—	(117,604)
Mark-to-market derivative fair value gain (loss)	(6,168)	—	(6,168)
Equity-based compensation expense	(14,415)	(47)	(14,462)
Gain on TLCS Divestiture(5)	—	100,482	100,482
Equity method investment income (loss)	(2,319)	(7,970)	(10,289)
Gain (loss) on extinguishment of debt	(60,256)	—	(60,256)
Income tax benefit (expense)	12,188	(17,191)	(5,003)
Net income (loss)	$(141,024)	$64,631	$(76,393)

Segment Expenditures	$603,765	$17,519	$621,284

(1)
The CCS Segment was an emerging business in the start-up phase of operations and the business did not generate any revenues.
(2)
Component of lease operating expense.
(3)
Includes general and administrative expense less transaction expenses and equity-based compensation. Corporate overhead allocated to the Upstream Segment and CCS Segment was $78.5 million and $0.4 million, respectively.
(4)
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
(5)
See further discussion in Note 3 — Acquisitions and Divestitures for additional information.

Year Ended December 31, 2023	Upstream	CCS(1)	Total
Revenues from external customers	$1,457,886	$—	$1,457,886
Significant expenses:
Direct operating and maintenance(2)	(374,481)	—	(374,481)
Workover(2)	(15,140)	—	(15,140)
Adjusted general and administrative expense(3)	(88,333)	(10,423)	(98,756)
Net cash received (paid) on settled derivative instruments	(9,457)	—	(9,457)
Interest expense	(172,060)	(1,085)	(173,145)
Other segment items:
Other(4)	(55,048)	4,159	(50,889)
Depreciation, depletion and amortization	(661,904)	(1,630)	(663,534)
Accretion expense	(86,152)	—	(86,152)
Mark-to-market derivative fair value gain (loss)	90,385	—	90,385
Equity-based compensation expense	(11,454)	(1,499)	(12,953)
Gain on the 2023 Mexico Divestiture(5)	66,180	—	66,180
Equity method investment income (loss)	120	(12,229)	(12,109)
Gain (loss) on partial sale of equity investment(6)	—	8,900	8,900
Income tax benefit (expense)	57,719	2,878	60,597
Net income (loss)	$198,261	$(10,929)	$187,332

Segment Expenditures	$733,669	$40,961	$774,630

(1)
The CCS Segment was an emerging business in the start-up phase of operations and the business did not generate any revenues.
(2)
Component of lease operating expense.
(3)
Includes general and administrative expense less transaction expenses and equity-based compensation. Corporate overhead allocated to the Upstream Segment and CCS Segment was $49.3 million and $1.7 million, respectively.
(4)
Primarily includes transaction expenses and decommissioning obligations for the Upstream Segment. Transaction expenses include costs related to the EnVen Acquisition, inclusive of severance expense. See further discussion in Note 3 — Acquisition and Divestitures, Note 11 — Employee Benefits Plans and Share-Based Compensation and Note 15 — Commitments and Contingencies.
(5)
See further discussion in Note 3 — Acquisitions and Divestitures for additional information.
(6)
Includes a gain on the funding of the capital carry of the Company’s investment in Bayou Bend by Chevron of $8.6 million. See further discussion in Note 7 — Equity Method Investments.

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Year Ended December 31,
	2025	2024	2023
Segment Expenditures:
Total reportable segments	$617,575	$621,284	$774,630
Change in capital expenditures included in accounts payable and accrued liabilities	829	29,423	(9,199)
Plugging & abandonment	(117,847)	(108,789)	(86,615)
Decommissioning obligations settled	(1,102)	(5,447)	(50,584)
Investment in Talos Mexico	(4,559)	(5,469)	—
Investment in CCS intangibles and equity method investees	—	(17,519)	(40,946)
Other deferred payments	(2,104)	(2,389)	(1,545)
Non-cash well equipment transfers	(15,837)	(3,412)	(27,731)
Other	4,950	1,232	3,424
Exploration, development and other capital expenditures	$481,905	$508,914	$561,434

Note 17 — Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs

Aggregate amounts of capitalized costs relating to oil, natural gas and NGL activities and the aggregate amount of related accumulated depreciation, depletion and amortization (“DD&A”) as of the dates indicated are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Proved properties	$10,621,012	$9,784,832	$7,906,295
Unproved oil and gas properties, not subject to amortization	480,555	587,238	268,315
Total oil and gas properties	11,101,567	10,372,070	8,174,610
Less: Accumulated DD&A	6,672,024	5,163,844	4,143,491
Net capitalized costs	$4,429,543	$5,208,226	$4,031,119
DD&A rate (Per Boe)	$30.51	$30.11	$27.23

Company's Share of Equity Investees:
Unproved oil and gas properties, not subject to amortization	$62,528	$58,723	$56,579

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

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Property acquisition costs:
Proved properties	$62,689	$1,085,324	$951,703
Unproved properties, not subject to amortization	—	380,129	249,688
Total property acquisition costs	62,689	1,465,453	1,201,391
Exploration costs	54,647	129,400	161,296
Development costs	618,441	602,607	805,148
Total costs incurred	$735,777	$2,197,460	$2,167,835

Company's Share of Equity Investees:
Exploration costs	$3,805	$2,144	$290

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

At December 31, 2025 and 2024 all proved reserves were estimated by Netherland, Sewell & Associates, Inc (“NSAI”), independent petroleum engineers and geologists. At December 31, 2023, 100% of proved oil, natural gas and NGL reserves attributable to all of the Company’s oil and natural gas properties were estimated and compiled for reporting purposes by the Company’s reservoir engineers and audited by NSAI.

The following table presents the Company’s estimated proved reserves at its net ownership interest:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Oil Equivalent (MBoe)
Consolidated Entities:
Total proved reserves at December 31, 2022	91,059	219,551	12,928	140,579
Revision of previous estimates	(6,308)	(62,946)	(1,283)	(18,082)
Production	(18,062)	(26,194)	(1,767)	(24,195)
Acquisition of reserves	41,871	36,690	1,116	49,102
Extensions and discoveries	2,255	12,770	979	5,362
Total proved reserves at December 31, 2023	110,815	179,871	11,973	152,766
Revision of previous estimates	(599)	(30,186)	698	(4,932)
Production	(24,078)	(41,078)	(2,969)	(33,893)
Acquisition of reserves	51,376	99,683	4,834	72,824
Extensions and discoveries	5,534	9,684	329	7,477
Total proved reserves at December 31, 2024	143,048	217,974	14,865	194,242
Revision of previous estimates	3,944	15,826	(686)	5,896
Production	(24,065)	(46,122)	(2,782)	(34,534)
Acquisition of reserves	7,232	2,573	10	7,670
Extensions and discoveries	467	4,349	227	1,419
Total proved reserves at December 31, 2025	130,626	194,600	11,634	174,693
Total Proved Developed Reserves as of:
December 31, 2023	98,225	141,823	9,957	131,819
December 31, 2024	108,479	175,139	12,733	150,402
December 31, 2025	101,031	156,420	9,644	136,745
Total Proved Undeveloped Reserves as of:
December 31, 2023	12,590	38,048	2,016	20,947
December 31, 2024	34,569	42,835	2,132	43,840
December 31, 2025	29,595	38,180	1,990	37,948

During 2025, proved reserves decreased by 19.5 MMBoe primarily due to 34.5 MMBoe of production. This decrease was partially offset by the acquisition of reserves of 7.7 MMBoe in connection with the incremental working interests in the Monument Project and certain Mississippi Canyon blocks as discussed in Note 3 — Acquisitions and Divestitures as well as an increase of 5.9 MMBoe from revisions of previous estimates. The revisions were due to certain upward revisions for positive well performance primarily in the Katmai Field combined with the Lobster Field, and from the Venice and Lime Rock wells, which tie back to our Ram Powell facility. These upward revisions were partially offset by the derecognition of approximately 2.0 MMBoe of PUD reserves associated with our South Timbalier 308 Field in the Shelf (i.e., water depths up to 600 feet) area, resulting from a reassessment of the drilling and development plan following successful drilling at the Katmai Field.

During 2024, proved reserves increased by 41.5 MMBoe primarily due to the acquisition of reserves of 72.8 MMBoe in connection with the QuarterNorth Acquisition and the Monument Project as well as 7.5 MMBoe of estimated proved reserves from extensions and discoveries primarily from evaluations of the Brutus Field, Ewing Bank 953 Field, Sunspear Field and Pompano Field in the Deepwater area. This increase was partially offset by 33.9 MMBoe of production and a decrease of 4.9 MMBoe from revisions of previous estimates. The revisions were primarily due to a 11.3 MMBoe of downward revisions primarily related to derecognizing proved developed non-producing and PUD cases in the Phoenix Field, Brutus Field and Prince Field, all located in the Deepwater area. Additionally, due to the Deepwater assets acquired via the QuarterNorth Acquisition and the Monument Project, the Company reassessed its drilling and development plan resulting in the derecognition of 4.2 MMBoe of PUD reserves primarily associated non-operated fields located in the Shelf & Gulf Coast area. These downward revisions were offset by upward revisions 15.3 MMBoe due to the successful drilling of the Katmai West #2 development well in addition to positive well performance primarily in the Katmai Field and Big Bend Field located in the Deepwater area.

During 2023, proved reserves increased by 12.2 MMBoe primarily due to acquisition of reserves of 49.1 MMBoe in connection with the EnVen Acquisition and 5.4 MMBoe of estimated proved reserves from extensions and discoveries primarily from evaluations of the Brutus Field in the Deepwater area. This increase was partially offset by 24.2 MMBoe of production and a decrease of 18.1 MMBoe from revisions of previous estimates. The revisions were primarily due to a 13.5 MMBoe decrease in reserve volumes due to the decrease in SEC Pricing of $17.47 per Bbl of oil and $4.05 per Mcf of natural gas and an additional decrease in the Phoenix Field in the Deepwater area due to well performance.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil, Natural Gas and NGL Reserves

The following table reflects the standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil, natural gas and NGL reserves (in thousands):

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Future cash inflows	$9,465,575	$11,660,546	$9,425,055
Future costs:
Production	(2,954,861)	(3,436,232)	(3,090,491)
Development and abandonment	(2,901,567)	(3,301,619)	(2,358,368)
Future net cash flows before income taxes	3,609,147	4,922,695	3,976,196
Future income tax expense	(519,461)	(845,894)	(589,413)
Future net cash flows after income taxes	3,089,686	4,076,801	3,386,783
Discount at 10% annual rate	(284,829)	(512,597)	(343,295)
Standardized measure of discounted future net cash flows	$2,804,857	$3,564,204	$3,043,488

Future cash inflows are computed by applying SEC Pricing to year-end quantities of proved reserves. The discounted future cash flow estimates do not include the effects of derivative instruments. See the following table for SEC Pricing used in determining the standardized measure:

	Year Ended December 31,
	2025	2024	2023
Oil price per Bbl	$65.37	$75.51	$78.56
Natural gas price per Mcf	$3.61	$2.45	$2.75
NGL price per Bbl	$19.22	$21.91	$18.77

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

Changes in Standardized Measure of Discounted Future Net Cash Flows

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil, natural gas and NGL reserves are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Consolidated Entities:
Standardized measure, beginning of year	$3,564,204	$3,043,488	$4,368,448
Sales and transfers of oil, net gas and NGLs produced during the period	(1,232,936)	(1,406,150)	(1,065,814)
Net change in prices and production costs	(946,617)	(123,537)	(2,835,125)
Changes in estimated future development and abandonment costs	72,525	193,810	(19,877)
Previously estimated development and abandonment costs incurred	183,066	47,016	202,503
Accretion of discount	420,072	485,409	518,110
Net change in income taxes	252,340	(181,190)	357,321
Purchases of reserves	143,040	1,638,000	2,033,852
Extensions and discoveries	7,250	74,126	90,244
Net change due to revision in quantity estimates	403,358	(162,041)	(484,423)
Changes in production rates (timing) and other	(61,445)	(44,727)	(121,751)
Standardized measure, end of year	$2,804,857	$3,564,204	$3,043,488

Note 18 — Subsequent Events

Amended and Restated Credit Agreement

For additional information, see Note 8 — Debt.

Schedule I. Condensed Financial Information of Registrant

TALOS ENERGY INC. (PARENT ONLY)

BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2025	2024
ASSETS
Current assets:
Prepaid assets	$—	$203
Other current assets	179	19
Total current assets	179	222
Other long-term assets:
Investments in subsidiaries	2,321,449	3,006,909
Total assets	$2,321,628	$3,007,131
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Accounts payable	$40	$333
Accrued liabilities	567	544
Other current liabilities	1,058	162
Total current liabilities	1,665	1,039
Long-term liabilities:
Other long-term liabilities	151,979	246,387
Total liabilities	153,644	247,426
Commitments and contingencies (Note 15)
Stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 188,530,052 and 187,434,908 shares issued as of December 31, 2025 and 2024, respectively	1,885	1,874
Additional paid-in capital	3,296,643	3,274,626
Accumulated deficit	(918,400)	(424,110)
Treasury stock, at cost; 20,015,369 and 7,417,385 shares as of December 31, 2025 and 2024, respectively	(212,144)	(92,685)
Total stockholdersʼ equity	2,167,984	2,759,705
Total liabilities and stockholdersʼ equity	$2,321,628	$3,007,131

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
General and administrative expense	$3,605	$3,234	$2,708
Total operating expenses	3,605	3,234	2,708
Operating income (expense)	(3,605)	(3,234)	(2,708)
Other income (expense)	(1)	(1)	(1)
Equity earnings (loss) from subsidiaries	(585,315)	(83,986)	128,888
Net income (loss) before income taxes	(588,921)	(87,221)	126,179
Income tax benefit (expense)	94,631	10,828	61,153
Net income (loss)	$(494,290)	$(76,393)	$187,332

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,399)	$(1,403)	$(1,836)
Cash flows from investing activities:
Investments in subsidiaries	—	(389,138)	—
Distributions from subsidiaries	120,858	48,005	49,340
Net cash provided by (used in) investing activities	120,858	(341,133)	49,340
Cash flows from financing activities:
Issuance of common stock	—	387,717	—
Purchase of treasury stock	(119,459)	(45,181)	(47,504)
Net cash provided (used in) by financing activities	(119,459)	342,536	(47,504)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Balance, beginning of period	—	—	—
Balance, end of period	$—	$—	$—

See accompanying notes.

TALOS ENERGY INC. (PARENT ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2025

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