Form 10-Q
period 2026-06-30
TALOS ENERGY INC.
filed 2026-08-05
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, the registrant had 166,965,468 shares of common stock, $0.01 par value per share, outstanding.

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

NGL — Natural gas liquid. Hydrocarbons which can be extracted from wet natural gas and become liquid under various combinations of increasing pressure and lower temperature. NGLs consist primarily of ethane, propane, butane, and natural gasoline.

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

Proved reserves — Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved undeveloped reserves — In general, proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The SEC provides a complete definition of undeveloped oil and gas reserves in Rule 4-10(a)(31) of Regulation S-X.

PV-10 — The present value, discounted at 10% annually, of estimated future revenues to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production costs, future development costs, and abandonment costs using prices and costs as of the date of estimation without future escalation, without giving effect to (i) non-property related expenses such as general and administrative expenses, derivatives, debt service, and future income tax expense or (ii) depreciation, depletion, and amortization expense.

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

Shelf — Water depths of up to 600 feet.

Standardized Measure — The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations, or standards established by the SEC and the Financial Accounting Standards Board (using prices and costs in effect as of the date of estimation), less future development costs, production costs, abandonment costs, and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “potential,” “forecast,” “may,” “objective,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Examples of forward-looking statements include, but are not limited to, statements about:

•
business strategy;
•
estimated recoverable resources, reserves and future production;
•
drilling prospects, inventories, projects, and programs for both operated and non-operated assets;
•
our ability to replace the reserves that we produce through drilling, acquisitions, recompletions, or enhanced recovery;
•
financial strategy, borrowing base under our credit agreement, availability of financing sources, including availability under our credit facility and project financing options, liquidity position, and capital required for our development program, acquisitions, and other capital expenditures;
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
•
risks related to future mergers and acquisitions, such as the Coulomb and Na Kika Acquisition (as defined below), including the risk that we may fail to complete such transaction on the terms contemplated or at all, and/or to realize the expected benefits of any such transaction;
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
•
costs of exploring, developing, acquiring or abandoning properties;
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
•
our ability to obtain financial assurance instruments, including surety bonds on commercially reasonable terms; expected collateral requirements under existing or future surety agreements and market factors impacting the availability of surety bonds;
•
the amount of collateral required to be posted from time to time in our hedging transactions, letters of credit, surety bonds and other secured debt;
•
impact of new accounting pronouncements on earnings in future periods; and
•
plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; foreign wars and conflicts, including the lack of a resolution to the war in Ukraine and ongoing hostilities in Israel and the Middle East, such as the war in Iran, and their impact on commodity markets; the impact of any pandemic and governmental measures related thereto; lack of necessary infrastructure, transportation and storage capacity as a result of oversupply, and government regulations; political risks, including a global trade war or the impact of any prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future drilling plans and opportunities; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats and incidents; elevated inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current and future discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; changes in U.S. trade and labor policies, including the imposition of increased tariffs and the resulting consequences; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, and Part II, Item 1A. “Risk Factors” of this Quarterly Report.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions used by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions upward or downward of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas, and NGLs that are ultimately recovered.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$577,587	$362,809
Accounts receivable, net	330,349	323,058
Assets from price risk management activities	28,834	54,420
Prepaid assets	141,832	83,080
Other current assets	17,118	17,939
Total current assets	1,095,720	841,306
Property and equipment:
Proved properties	10,912,984	10,621,012
Unproved properties, not subject to amortization	447,034	480,555
Other property and equipment	22,878	22,643
Total property and equipment	11,382,896	11,124,210
Accumulated depreciation, depletion and amortization	(7,291,346)	(6,686,575)
Total property and equipment, net	4,091,550	4,437,635
Other long-term assets:
Restricted cash	76,997	76,181
Equity method investments	44,661	112,382
Other well equipment	61,517	49,307
Notes receivable, net	20,653	19,636
Operating lease assets	8,345	9,214
Other assets	33,836	6,396
Total assets	$5,433,279	$5,552,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,837	$92,979
Accrued liabilities	225,214	290,223
Accrued royalties	99,237	59,768
Current portion of asset retirement obligations	153,225	112,489
Liabilities from price risk management activities	27,504	6,708
Accrued interest payable	49,181	48,972
Current portion of operating lease liabilities	3,872	3,657
Other current liabilities	33,427	29,925
Total current liabilities	679,497	644,721
Long-term liabilities:
Long-term debt	1,228,764	1,226,189
Asset retirement obligations	1,240,920	1,219,639
Operating lease liabilities	10,051	11,956
Other long-term liabilities	240,891	281,429
Total liabilities	3,400,123	3,383,934
Commitments and contingencies (Note 13)
Equity:
Talos Energy Inc. stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 189,641,450 and 188,530,052 shares issued as of June 30, 2026 and December 31, 2025, respectively	1,896	1,885
Additional paid-in capital	3,305,983	3,296,643
Accumulated deficit	(1,024,898)	(918,400)
Treasury stock, at cost; 22,676,655 and 20,015,369 shares as of June 30, 2026 and December 31, 2025, respectively	(250,347)	(212,144)
Total Talos Energy Inc. stockholders' equity	2,032,634	2,167,984
Noncontrolling interest	522	139
Total equity	2,033,156	2,168,123
Total liabilities and equity	$5,433,279	$5,552,057

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil	$620,768	$373,195	$1,028,766	$813,918
Natural gas	31,040	39,415	83,943	92,150
NGL	13,005	12,111	24,414	31,712
Total revenues	664,813	424,721	1,137,123	937,780
Operating expenses:
Lease operating expense	155,683	136,971	284,718	264,776
Production taxes	103	130	146	244
Depreciation, depletion and amortization	229,369	269,706	459,753	550,422
Impairment of oil and natural gas properties	—	223,881	145,018	223,881
Accretion expense	35,908	32,046	70,847	62,940
General and administrative expense	44,626	39,430	85,596	74,045
Other operating (income) expense	902	(3,851)	12,249	(8,387)
Total operating expenses	466,591	698,313	1,058,327	1,167,921
Operating income (expense)	198,222	(273,592)	78,796	(230,141)
Interest expense	(39,162)	(40,811)	(78,340)	(81,738)
Price risk management activities income (expense)	30,549	86,855	(142,998)	71,002
Equity method investment income (expense)	(113)	(186)	6,557	(676)
Other income (expense)	5,230	5,371	9,415	9,231
Net income (loss) before income taxes	194,726	(222,363)	(126,570)	(232,322)
Income tax benefit (expense)	(44,837)	36,426	20,455	36,517
Net income (loss)	$149,889	$(185,937)	$(106,115)	$(195,805)
Net income (loss) attributable to noncontrolling interest	222	—	383	—
Net income (loss) attributable to Talos Energy Inc.	$149,667	$(185,937)	$(106,498)	$(195,805)

Net income (loss) per share attributable to common stockholders:
Basic	$0.90	$(1.05)	$(0.64)	$(1.10)
Diluted	$0.88	$(1.05)	$(0.64)	$(1.10)
Weighted average common shares outstanding:
Basic	166,980	177,404	167,677	178,791
Diluted	170,085	177,404	167,677	178,791

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2025	$1,882	$3,278,165	$(433,978)	$(114,753)	$2,731,316	$—	$2,731,316
Equity-based compensation	—	6,316	—	—	6,316	—	6,316
Equity-based compensation tax withholdings	—	(14)	—	—	(14)	—	(14)
Purchase of treasury stock	—	—	—	(32,668)	(32,668)	—	(32,668)
Net income (loss)	—	—	(185,937)	—	(185,937)	—	(185,937)
Balance at June 30, 2025	$1,882	$3,284,467	$(619,915)	$(147,421)	$2,519,013	$—	$2,519,013

Balance at March 31, 2026	$1,896	$3,297,535	$(1,174,565)	$(250,347)	$1,874,519	$300	$1,874,819
Equity-based compensation	—	8,528	—	—	8,528	—	8,528
Equity-based compensation tax withholdings	—	(80)	—	—	(80)	—	(80)
Net income (loss)	—	—	149,667	—	149,667	222	149,889
Balance at June 30, 2026	$1,896	$3,305,983	$(1,024,898)	$(250,347)	$2,032,634	$522	$2,033,156

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at March 31, 2025	188,160,804	(9,705,658)	178,455,146
Equity-based compensation stock issuances	40,869	—	40,869
Purchase of treasury stock	—	(3,838,670)	(3,838,670)
Balance at June 30, 2025	188,201,673	(13,544,328)	174,657,345

Balance at March 31, 2026	189,589,004	(22,676,655)	166,912,349
Equity-based compensation stock issuances	52,446	—	52,446
Balance at June 30, 2026	189,641,450	(22,676,655)	166,964,795

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$1,874	$3,274,626	$(424,110)	$(92,685)	$2,759,705	$—	$2,759,705
Equity-based compensation	—	12,248	—	—	12,248	—	12,248
Equity-based compensation tax withholdings	—	(2,399)	—	—	(2,399)	—	(2,399)
Equity-based compensation stock issuances	8	(8)	—	—	—	—	—
Purchase of treasury stock	—	—	—	(54,736)	(54,736)	—	(54,736)
Net income (loss)	—	—	(195,805)	—	(195,805)	—	(195,805)
Balance at June 30, 2025	$1,882	$3,284,467	$(619,915)	$(147,421)	$2,519,013	$—	$2,519,013

Balance at December 31, 2025	$1,885	$3,296,643	$(918,400)	$(212,144)	$2,167,984	$139	$2,168,123
Equity-based compensation	—	15,296	—	—	15,296	—	15,296
Equity-based compensation tax withholdings	—	(5,945)	—	—	(5,945)	—	(5,945)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Purchase of treasury stock	—	—	—	(38,203)	(38,203)	—	(38,203)
Net income (loss)	—	—	(106,498)	—	(106,498)	383	(106,115)
Balance at June 30, 2026	$1,896	$3,305,983	$(1,024,898)	$(250,347)	$2,032,634	$522	$2,033,156

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at December 31, 2024	187,434,908	(7,417,385)	180,017,523
Equity-based compensation stock issuances	766,765	—	766,765
Purchase of treasury stock	—	(6,126,943)	(6,126,943)
Balance at June 30, 2025	188,201,673	(13,544,328)	174,657,345

Balance at December 31, 2025	188,530,052	(20,015,369)	168,514,683
Equity-based compensation stock issuances	1,111,398	—	1,111,398
Purchase of treasury stock	—	(2,661,286)	(2,661,286)
Balance at June 30, 2026	189,641,450	(22,676,655)	166,964,795

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(106,115)	$(195,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	530,600	613,362
Impairment of oil and natural gas properties	145,018	223,881
Amortization of deferred financing costs and original issue discount	3,862	3,695
Equity-based compensation expense	11,745	8,544
Price risk management activities (income) expense	142,998	(71,002)
Net cash received (paid) on settled derivative instruments	(96,616)	38,482
Equity method investment (income) expense	(6,557)	676
Settlement of asset retirement obligations	(40,571)	(38,249)
Loss (gain) on sale of assets	1,564	(16)
Changes in operating assets and liabilities:
Accounts receivable	(11,096)	63,863
Other current assets	(57,931)	24,361
Accounts payable	333	(2,451)
Other current liabilities	3,631	(9,244)
Other non-current assets and liabilities, net	(46,228)	(40,219)
Net cash provided by (used in) operating activities	474,637	619,878
Cash flows from investing activities:
Exploration, development and other capital expenditures	(254,037)	(276,149)
Payments for acquisitions, net of cash acquired	(3,125)	(14,845)
Proceeds from (cash paid for) sale of property and equipment, net	15,027	687
Contributions to equity method investees	—	(1,996)
Proceeds from sale of equity method investments	49,665	—
Net cash provided by (used in) investing activities	(192,470)	(292,303)
Cash flows from financing activities:
Deferred financing costs	(7,349)	—
Other deferred payments	(4,548)	(10,172)
Payments of finance lease	(10,528)	(9,616)
Purchase of treasury stock	(38,203)	(54,736)
Employee stock awards tax withholdings	(5,945)	(2,399)
Net cash provided by (used in) financing activities	(66,573)	(76,923)

Net increase (decrease) in cash, cash equivalents and restricted cash	215,594	250,652
Cash, cash equivalents and restricted cash:
Balance, beginning of period	438,990	214,432
Balance, end of period	$654,584	$465,084

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$59,974	$48,926
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$57,618	$59,769

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

The Parent Company (including its subsidiaries, collectively “Talos” or the “Company”) is a technically driven, innovative, independent energy company focused on maximizing long-term value through our oil and gas exploration and production (“Upstream”) business in the United States (“U.S.”) Gulf of America and offshore Mexico. The Company’s activities are primarily concentrated in the Deepwater area of the U.S. Gulf of America, which the Company defines as water depths of more than 600 feet. The Company leverages decades of technical and offshore operational expertise to acquire, explore, and produce assets in key geological trends while maintaining a focus on safe and efficient operations, environmental responsibility and community impact.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$577,587	$362,809
Restricted cash included in Other long-term assets	76,997	76,181
Total cash, cash equivalent and restricted cash	$654,584	$438,990

Accounts Receivable

The following table provides the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Trade	$250,993	$166,793
Joint interest	67,673	132,527
Other	11,683	23,738
Total accounts receivable, net	$330,349	$323,058

Note 2 — Acquisitions and Divestitures

Asset Acquisitions

Acquisitions accounted for as asset acquisitions require, among other items, the cost of the acquisition to be allocated to the assets acquired and liabilities assumed based on relative fair value basis.

Acquisition of Incremental Working Interest in Monument Oil Discovery — On March 7, 2025, the Company completed the acquisition of an additional 8.3% non-operated working interest in the Monument oil discovery in the Deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks for $14.8 million, substantially all of which was allocated to its proved properties. As of June 30, 2026, an additional $3.2 million contingent payment will be recognized upon the achievement of certain milestones defined in the agreement. This incremental acquisition brought the Company’s total non-operated working interest in the Monument oil discovery to 29.7%.

Subsequent Events — On July 22, 2026, the Company entered into a definitive agreement to farm into the Block 29 development offshore Mexico. The Company will acquire a 50% working interest for a contingent $30.0 million payment at final investment decision, a cash carry of up to $20.0 million on the next exploration well, and reimbursement of certain pre-closing costs (the “Offshore Mexico Farm-In Transaction”).

Additionally, on July 29, 2026, the Company entered into agreements to acquire an 80% operated working interest in an early-phase offshore Honduras project and related seismic evaluation (the “Honduras Transaction”). The Company closed on a 45% working interest and assumed operatorship. The acquisition of the remaining 35% working interest is subject to Honduran regulatory approval. Consideration for the Honduras Transactions includes a reimbursement of sunk costs, a seismic carry, and a contingent discovery bonus.

Pending Acquisition

On June 30, 2026, the Company and a third party entered into a purchase and sale agreement (“Shell Purchase Agreement”) with Shell Offshore Inc. (“Shell”) to acquire certain oil and gas properties and related assets in the Mississippi Canyon area of the Gulf of America, including interests in the Na Kika and Coulomb Deepwater producing assets (the “PSA Assets”). The Shell Purchase Agreement has an economic effective date of July 1, 2025, and is subject to customary purchase price adjustments and closing conditions.

Pursuant to the Shell Purchase Agreement, the Company expects to acquire an undivided 50% interest in the PSA Assets comprising a 50% working interest and operatorship in the Coulomb Field as well as a 25% working interest in the BP-operated Na Kika platform and related Kepler, Ariel, Fourier and Herschel Fields (collectively, the “Coulomb and Na Kika Acquisition”). Shell’s working interests in the Kepler, Ariel, Fourier and Herschel Fields were subject to a preferential purchase right held by BP, which BP waived.

The Company’s share of the unadjusted cash purchase price is $850.0 million. Concurrently with entry into the Shell Purchase Agreement, the Company deposited $42.5 million into escrow, which will be credited against the purchase price payable at closing. The escrow deposit is reflected as “Prepaid assets” on the Condensed Consolidated Balance Sheets. Assuming the Coulomb and Na Kika Acquisition closes on September 1, 2026, the Company estimates that its cash consideration payable at closing will range between $407.5 million and $457.5 million after customary purchase price adjustments and application of the deposit paid at signing. The Company expects to fund the closing cash consideration with a portion of the net proceeds from its offering of the 8.000% Notes, as defined in Note 7 — Debt, together with cash on hand.

The Shell Purchase Agreement also provides for (i) a price-based upside sharing arrangement and a commitment of 100% of oil volumes through December 31, 2027 via a crude oil purchase agreement with a Shell affiliate, (ii) a 1.25% overriding royalty interest granted to Shell for production from certain new leases utilizing the Na Kika platform that may be entered into in the future, (iii) contingent payments to Shell of up to $10.0 million if certain future events occur related to third-party production handling agreements at the Na Kika platform and (iv) Talos to provide financial assurance for future abandonment obligations.

Divestitures

During the six months ended June 30, 2026, the Company sold a portion of its equity method investment in Talos Energy Mexico 7, S. de R.L. de C.V. (“TEM 7”). See Note 6 – Equity Method Investments for additional information.

Subsequent Event — On July 15, 2026, the Company divested a wholly-owned subsidiary holding non-core, gas-weighted and predominantly non-operated Shelf and Gulf Coast properties pursuant to a purchase and sale agreement. The total consideration received for the transaction was approximately $22.6 million, inclusive of liabilities divested and $31.5 million cash paid to the buyer.

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

The Company’s ceiling test computation resulted in an impairment of its U.S. oil and natural gas properties during the six months ended June 30, 2026 of $145.0 million. The non-cash impairment is reflected as “Impairment of oil and natural gas properties” on the Condensed Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Condensed Consolidated Balance Sheets. The Company did not record an impairment during the three months ended June 30, 2026. At June 30, 2026, the Company’s ceiling test computation was based on SEC pricing of $71.93 per Bbl of oil, $3.91 per Mcf of natural gas and $18.63 per Bbl of NGLs. By comparison, during both the three and six months ended June 30, 2025, the Company recorded an impairment of $223.9 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs - interest on lease liabilities	$2,385	$2,848	$4,863	$5,775
Operating lease costs, excluding short-term leases(1)	903	1,081	1,806	2,156
Short-term lease costs(2)	791	29,995	35,897	70,108
Variable lease costs(3)	670	667	1,340	1,334
Variable and fixed sublease income	(403)	(396)	(800)	(793)
Total lease costs	$4,346	$34,195	$43,106	$78,580

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

The present value of the fixed lease payments recorded as the Company’s ROU asset and lease liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating leases:
Operating lease assets	$8,345	$9,214

Current portion of operating lease liabilities	$3,872	$3,657
Operating lease liabilities	10,051	11,956
Total operating lease liabilities	$13,923	$15,613

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$22,472	$21,473
Other long-term liabilities	78,641	90,169
Total finance lease liabilities	$101,113	$111,642

The table below presents the supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash outflow from finance leases	$4,863	$5,775
Operating cash outflow from operating leases	$2,611	$2,969

Subsequent Event — On July 1, 2026, the Company entered into a 365-day minimum commitment vessel contract for approximately $160.0 million. The Company plans to utilize the vessel for certain Deepwater drilling and completion operations commencing in mid-2027. Other joint owners, to the extent they elect to participate, will be billed for their working interest share of such costs.

Note 5 — Financial Instruments

As of June 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.000% Second-Priority Senior Secured Notes	$615,629	$651,313	$614,058	$649,425
9.375% Second-Priority Senior Secured Notes	$613,135	$656,713	$612,131	$656,250

The carrying values of the 9.000% Second-Priority Senior Secured Notes due 2029 and 9.375% Second-Priority Senior Secured Notes due 2031 (together, the “Senior Notes”) are adjusted for deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active markets. See Note 7 — Debt for the maturity dates of the Company’s Senior Notes.

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash received (paid) on settled derivative instruments	$(74,146)	$33,315	$(96,616)	$38,482
Unrealized gain (loss)	104,695	53,540	(46,382)	32,520
Price risk management activities income (expense)	$30,549	$86,855	$(142,998)	$71,002

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of June 30, 2026:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
July 2026 – December 2026	NYMEX WTI CMA	3,842	$65.03
January 2027 – June 2027	NYMEX WTI CMA	4,000	$73.75
Natural gas:		(MMBtu)	(per MMBtu)
July 2026 – December 2026	NYMEX Henry Hub	28,342	$3.64

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
July 2026 – December 2026	NYMEX WTI CMA	20,326	$60.90	$72.83
January 2027 – June 2027	NYMEX WTI CMA	13,972	$62.16	$76.71
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
January 2027 – March 2027	NYMEX Henry Hub	35,000	$3.51	$5.00

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$28,834	$—	$28,834
Liabilities:
Oil and natural gas derivatives	—	(27,504)	—	(27,504)
Total net asset (liability)	$—	$1,330	$—	$1,330

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$54,420	$—	$54,420
Liabilities:
Oil and natural gas derivatives	—	(6,708)	—	(6,708)
Total net asset (liability)	$—	$47,712	$—	$47,712

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

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$28,834	$27,504	$54,420	$6,708
Total gross amounts presented on balance sheet	28,834	27,504	54,420	6,708
Less: Gross amounts not offset on the balance sheet	24,210	24,210	6,708	6,708
Net amounts	$4,624	$3,294	$47,712	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at June 30, 2026 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and are parties under the Company’s bank credit facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s bank credit facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at June 30, 2026 would have been $4.6 million.

Note 6 — Equity Method Investments

As of June 30, 2026 and December 31, 2025, the Company's ownership interest in TEM 7 was 20.0% and 50.1%, respectively, and the carrying amount of its investment was $44.7 million and $112.4 million, respectively. As of June 30, 2026 and December 31, 2025, the carrying amount of the investment includes a positive basis difference of $26.3 million and $66.0 million, respectively. TEM 7 is a variable interest entity and the Company's maximum exposure to loss as a result of its involvement with TEM 7 is the carrying amount of its investment.

On March 25, 2026, the Company sold an additional 30.1% equity interest in TEM 7 to Zamajal, S.A. de C.V., a subsidiary of Grupo Carso, S.A.B. de C.V. (“Carso”), for $49.7 million in cash consideration with an additional $33.1 million payment contingent on first oil production from the Zama Field (the “Incremental Mexico Equity Sale”). The $20.4 million initial fair value of the contingent consideration related to the Incremental Mexico Equity Sale has been recognized as a long-term asset and included in “Other assets” as presented on the Condensed Consolidated Balance Sheets as of June 30, 2026. The Company recognized a $6.8 million gain on the Incremental Mexico Equity Sale, which is included in “Equity method investment income (expense)” on the Condensed Consolidated Statements of Operations. See Note 12 — Related Party Transactions for additional information on Carso.

The Company will receive $83.0 million of contingent payments upon the Zama Field reaching first oil production. Of this amount, $49.9 million is associated with the initial TEM 7 equity sale that closed on September 27, 2023 as discussed in Note 3 – Acquisitions and Divestitures included in the accompanying Notes to Consolidated Financial Statements in the 2025 Annual Report and has not yet been recognized in the Company’s financial statements, and the remainder is associated with the Incremental Mexico Equity Sale.

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Maturity Date	June 30, 2026	December 31, 2025
9.000% Second-Priority Senior Secured Notes	February 1, 2029	$625,000	$625,000
9.375% Second-Priority Senior Secured Notes	February 1, 2031	625,000	625,000
Revolving credit facility	January 20, 2030	—	—
Total debt, before deferred financing cost		1,250,000	1,250,000
Unamortized deferred financing cost, net		(21,236)	(23,811)
Total debt(1)		$1,228,764	$1,226,189

(1)
As of June 30, 2026, the Company was in compliance with all debt covenants.

Subsequent Event — 8.000% Second-Priority Senior Secured Notes due July 2034

Talos Production Inc. (“Talos Production” or “Issuer”), a Delaware corporation and wholly-owned subsidiary of the Company, issued $800.0 million 8.000% Second-Priority Senior Secured Notes due 2034 (the “8.000% Notes”) pursuant to an indenture dated July 13, 2026, by and among the Parent Company, Talos Production Inc., the subsidiary guarantors party thereto (together with the Parent Company, the “8.000% Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent (“Trustee”). The 8.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 8.000% Notes rank equally in right of payment with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 8.000% Notes Guarantors’ future debt that is, by its term, expressly subordinated in right of payment to the 8.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 8.000% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 8.000% Notes are effectively pari passu with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Second-Priority Senior Secured Notes due 2031 and are effectively junior to any existing and future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 8.000% Notes including indebtedness under the bank credit facility. The 8.000% Notes mature on July 15, 2034 and have interest payable semi-annually each January 15 and July 15, commencing January 15, 2027.

If (1) the consummation of the Coulomb and Na Kika Acquisition does not occur on or before December 31, 2026, (2) the Company delivers a notice to the Trustee that the Company will not pursue the consummation of the Coulomb and Na Kika Acquisition, or (3) BP exercises its preferential purchase right with respect to Shell’s interests in the Na Kika platform and related Kepler, Ariel, Fourier and Herschel Fields, then Talos Production will be required to redeem $175.0 million aggregate principal amount of the 8.000% Notes then outstanding, at a redemption price equal to 100% of the principal amount of the 8.000% Notes to be redeemed, plus accrued and unpaid interest on the 8.000% Notes being redeemed, if any, to, but excluding, the special mandatory redemption date. Effective as of July 20, 2026, BP formally waived its preferential purchase right.

At any time prior to July 15, 2029, Talos Production may redeem up to 40% of the principal amount of the 8.000% Notes with the net proceeds from certain equity offerings at a redemption rate of 108.00% of the principal amount plus accrued and unpaid interest. At any time prior to July 15, 2029, Talos Production may also redeem some or all of the 8.000% Notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. Thereafter, Talos Production may redeem all or a portion of the 8.000% Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest if redeemed during the period commencing on July 15 of the years set forth below:

Period	Redemption Price
2029	104.000%
2030	102.000%
2031 and thereafter	100.000%

Subsequent Event — Redemption of 9.000% Second-Priority Senior Secured Notes due February 2029

On July 13, 2026, the Company redeemed all $625.0 million aggregate principal amount of the 9.000% Second-Priority Senior Secured Notes due 2029 at 104.500% plus accrued and unpaid interest using the net proceeds from the issuance of the 8.000% Notes.

Revolving Reserve-based Credit Facility

The Company maintains a bank credit facility with a syndicate of financial institutions. The borrowing base is redetermined by the lenders at least semi-annually during the second quarter and fourth quarter of each year based on a proved reserves report that the Company delivers to the administrative agent of its bank credit facility.

On January 20, 2026, the Parent Company, Talos Production, and certain other direct and indirect subsidiaries of both the Parent Company and Talos Production entered into the Amended and Restated Credit Agreement (as it may be amended, supplemented, waived or otherwise modified from time to time, the “A&R Credit Agreement”) among the Parent Company, Talos Production, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), the issuing banks, the lenders party thereto, and the other persons from time to time party thereto. The A&R Credit Agreement amended and restated in its entirety the prior credit agreement, dated as of May 10, 2018 (as amended, the “Prior Credit Agreement”), by and among the Parent Company, Talos Production, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the issuing banks, the lenders party thereto, and the other persons party thereto.

The A&R Credit Agreement matures on January 20, 2030 and has an initial borrowing base and total commitments of $700.0 million (with a letter of credit facility with a $250.0 million sublimit).

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

The A&R Credit Agreement includes certain conditions to borrowings, representations and warranties, and events of default customary for financings of its type and size. The A&R Credit Agreement also limits the Company’s, Talos Production’s and their respective subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens on any assets, pay dividends or make certain restricted payments, make certain investments, consummate certain asset sales, make certain payments on indebtedness, and merge, consolidate or engage in other fundamental changes. The A&R Credit Agreement has certain customary affirmative and negative covenants, including that Talos Production must maintain a Consolidated Total Debt to EBITDAX Ratio (as defined in the A&R Credit Agreement) of no greater than 3.00 to 1.00 calculated each quarter utilizing the most recent twelve months to determine EBITDAX. Talos Production must also maintain a current ratio of no less than 1.00 to 1.00 each quarter. Under the A&R Credit Agreement, unutilized commitments are included in current assets in the current ratio calculation. The bank credit facility is secured by, among other things, mortgages covering at least 85.0% of the proved oil and natural gas assets of the Company and is fully and unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries.

On June 30, 2026, contemporaneously with execution of the Shell Purchase Agreement, the Parent Company, Talos Production, and certain other direct and indirect subsidiaries of both the Parent Company and Talos Production entered into the Borrowing Base Redetermination Agreement, Incremental Agreement, and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment, among other things, permits the incurrence of additional indebtedness in order to fund the Coulomb and Na Kika Acquisition, with such indebtedness excluded from any reduction of the borrowing base that would otherwise result from such incurrence, and reaffirms the borrowing base at $700.0 million as part of the biannual redetermination of the borrowing base, effective upon closing of the First Amendment. The First Amendment also (i) provides for a borrowing base increase from $700.0 million to $850.0 million and (ii) provides for an increase in the letter of credit sublimit from $250.0 million to $300.0 million, in each case, subject to and effective upon the consummation of the Coulomb and Na Kika Acquisition.

Subsequent Event — On July 22, 2026, the Company entered into the Second Amendment to the A&R Credit Agreement (the “Second Amendment”), which provides additional financing flexibility for costs associated with the Offshore Mexico Farm-In Transaction. The Second Amendment also increases, solely with respect to qualifying investments in Phoenix-Durango Offshore Company, S. de R.L. de C.V. made before December 31, 2027, the maximum Consolidated Total Debt to EBITDAX Ratio applicable to investments made without regard to Available Free Cash Flow from 1.25 to 1.50.

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2025	$1,332,128
Obligations incurred	6,235
Obligations settled	(40,571)
Accretion expense	70,847
Changes in estimate	25,506
Asset retirement obligations at June 30, 2026	$1,394,145
Less: Current portion at June 30, 2026	153,225
Long-term portion at June 30, 2026	$1,240,920

At June 30, 2026, the Company has (1) restricted cash of $77.0 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations.

Note 9 — Employee Benefits Plans and Share-Based Compensation

The Second Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (the “A&R LTIP”) became effective on June 4, 2026 and authorizes the Company to grant awards of up to 16,939,415 shares of the Company’s common stock, subject to the share recycling and adjustment provisions of the A&R LTIP. The A&R LTIP also extends the term of the plan to June 4, 2036.

The A&R LTIP provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws (“ISOs”), (ii) stock options that do not qualify as ISOs, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) awards of vested stock, (vii) dividend equivalents, (viii) other share-based or cash awards and (ix) substitute awards. Employees, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the A&R LTIP.

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the A&R LTIP for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2025	4,595,755	$10.25
Granted	2,119,949	$13.18
Vested	(1,598,070)	$10.79
Forfeited	(299,821)	$10.58
Unvested RSUs at June 30, 2026	4,817,813	$11.34

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the A&R LTIP for the six months ended June 30, 2026:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2025	1,114,299	$10.02
Granted(1)(2)	561,609	$16.68
Forfeited	(16,781)	$11.07
Unvested PSUs at June 30, 2026	1,659,127	$12.27

(1)
Eligible to vest based on continued employment and the relative annualized total shareholder return (“TSR”) of the Company as compared to a peer group over a three-year performance period, as modified by the Company’s absolute annualized TSR over the same performance period.
(2)
Excludes 280,802 strategic PSUs awarded which vest over a three-year performance period, subject to continued employment of the recipients and the achievement of strategic measures. At the end of the performance period, and based on the Company’s ultimate performance, the Compensation Committee of the Board of Directors (the “Compensation Committee”) has discretion to determine the number of shares of common stock issuable, ranging from zero to 200% of the target number of PSUs awarded. Due to this level of discretion, the Company recognizes stock-based compensation expense over the requisite service period based on the estimated fair value at each reporting date until the grant date. In the period in which the grant occurs, the cumulative compensation cost will be adjusted to the fair value at the date of the grant.

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation costs	$8,669	$6,362	$15,750	$12,302
Less: Amounts capitalized to oil and gas properties	2,260	1,959	4,005	3,758
Total share-based compensation expense	$6,409	$4,403	$11,745	$8,544

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and local and non-U.S. income taxes.

For the three months ended June 30, 2026, the Company recognized an income tax expense of $44.8 million for an effective tax rate of 23.0%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences and a change in valuation allowance.

For the three months ended June 30, 2025, the Company recognized an income tax benefit of $36.4 million for an effective tax rate of 16.4%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance on its U.S. federal deferred tax assets.

For the six months ended June 30, 2026, the Company recognized an income tax benefit of $20.5 million for an effective tax rate of 16.2%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to permanent differences and a change in the valuation allowance.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly, and changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to accruals for asset retirement obligations. A net deferred tax liability of $133.4 million and $156.7 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share attributable to common stockholders (in thousands, except for the per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Talos Energy Inc.	$149,667	$(185,937)	$(106,498)	$(195,805)

Weighted average common shares outstanding — basic	166,980	177,404	167,677	178,791
Dilutive effect of securities	3,105	—	—	—
Weighted average common shares outstanding — diluted	170,085	177,404	167,677	178,791

Net income (loss) per share attributable to common stockholders:
Basic	$0.90	$(1.05)	$(0.64)	$(1.10)
Diluted	$0.88	$(1.05)	$(0.64)	$(1.10)
Anti-dilutive potentially issuable securities excluded from diluted common shares	2	4,616	2,717	4,072

Note 12 — Related Party Transactions

Slim Family and Affiliates

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial held approximately 24.2% of the Company’s outstanding shares of common stock as of June 30, 2026 based on SEC beneficial ownership reports filed by Control Empresarial and the Company’s total outstanding shares of common stock as of that date.

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

The Slim Family own a majority stake in Carso. Carso, through its subsidiary, has a majority ownership interest in TEM 7. See Note 6 – Equity Method Investments for additional information on TEM 7. At June 30, 2026 and December 31, 2025, the Company had a $2.8 million receivable from Carso related to advisory services the Company provided in connection with the Lakach Deepwater natural gas field off Mexico’s southeastern coast near Veracruz. At June 30, 2026, the Company also had a $4.2 million receivable from Carso related to the Incremental Mexico Equity Sale. These amounts are reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets for both periods.

Subsequent Event — In connection with the offering of the 8.000% Notes, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $150.0 million of such notes from the initial purchasers of the offering. In connection with the offering, the Company agreed to pay an advisory fee of approximately $0.9 million to Inbursa, a banking institution controlled by the Slim Family. See Note 7 – Debt for additional information regarding the issuance of 8.000% Notes.

Equity Method Investments

The Company had a $0.3 million and $0.7 million related party receivable from TEM 7 as of June 30, 2026 and December 31, 2025, respectively. These amounts are reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, and removal of facilities in the U.S. Gulf of America.

As of June 30, 2026, the Company had outstanding performance bonds from third party sureties totaling $1.5 billion. The ongoing cost of maintaining these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of June 30, 2026, the Company had letters of credit issued under its bank credit facility totaling $95.7 million. Letters of credit that are outstanding reduce the available revolving credit commitments.

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

The table below outlines the estimated collateral funding commitments under the arrangements as of June 30, 2026 (in thousands):

Period	Collateral Funding Commitments
Remaining 2026	$41,638
2027	42,661
2028	43,166
2029	42,101
2030	35,212
Thereafter	46,749
Total	$251,527

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

Firm Transportation Commitments

The Company has firm transportation agreements in place with pipeline carriers for future transportation of oil and gas production wherein the Company is obligated to transport minimum monthly volumes or pay for any deficiencies. As of June 30, 2026, the future minimum transportation payments under the Company’s commitments total approximately $40.2 million for years 2026 through 2030. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreements.

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

Other than as described below, during the six months ended June 30, 2026, there were no material developments to those matters discussed in the Notes to the Consolidated Financial Statements in the 2025 Annual Report:

By virtue of the Company’s consummation of an acquisition in March 2024 as discussed in Note 3 – Acquisitions and Divestitures included in the accompanying Notes to Consolidated Financial Statements in the 2025 Annual Report, Talos defended a lawsuit brought by a contractor concerning amounts allegedly owed for drilling operations at several locations in the Gulf of America. The lawsuit alleged that the contractor was entitled under Louisiana Law to certain statutory liens and payment. While the Company disputed the contractor’s liens and damages claims, the Company and the plaintiff settled the lawsuit during the three months ended June 30, 2026 with a $14.3 million payment by the Company in exchange for a release of the liens and a full liability release by the plaintiff. The settlement, which was previously accrued, is reflected as a component of “Other operating (income) expense” on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

Decommissioning Obligations at December 31, 2025	$22,145
Additions	151
Changes in estimate	226
Settlements	(280)
Decommissioning Obligations at June 30, 2026	$22,242
Less: Current portion at June 30, 2026	4,543
Long-term portion at June 30, 2026	$17,699

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

The following table presents selected segment information (in thousands):

	Three Months Ended June 30,
	2026	2025
	Upstream
Revenues from external customers	$664,813	$424,721
Significant expenses:
Direct operating and maintenance(1)	(140,720)	(133,741)
Workover(1)	(14,963)	(3,230)
Adjusted general and administrative expense(2)	(36,873)	(34,364)
Net cash received (paid) on settled derivative instruments	(74,146)	33,315
Interest expense	(39,162)	(40,811)
Other segment items:
Other(3)	2,881	8,429
Depreciation, depletion and amortization	(229,369)	(269,706)
Impairment of oil and natural gas properties	—	(223,881)
Accretion expense	(35,908)	(32,046)
Mark-to-market derivative fair value gain (loss)	104,695	53,540
Equity-based compensation expense	(6,409)	(4,403)
Equity method investment income (expense)	(113)	(186)
Income tax benefit (expense)	(44,837)	36,426
Net income (loss)	149,889	(185,937)

(1)
Component of lease operating expense.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(3)
Primarily includes interest income offset by transaction expenses and other miscellaneous operating expenses.

The following table presents selected segment information (in thousands):

	Six Months Ended June 30,
	2026	2025
	Upstream
Revenues from external customers	$1,137,123	$937,780
Significant expenses:
Direct operating and maintenance(1)	(255,424)	(259,308)
Workover(1)	(29,294)	(5,468)
Adjusted general and administrative expense(2)	(70,885)	(64,674)
Net cash received (paid) on settled derivative instruments	(96,616)	38,482
Interest expense	(78,340)	(81,738)
Other segment items:
Other(3)	(5,946)	16,547
Depreciation, depletion and amortization	(459,753)	(550,422)
Impairment of oil and natural gas properties	(145,018)	(223,881)
Accretion expense	(70,847)	(62,940)
Mark-to-market derivative fair value gain (loss)	(46,382)	32,520
Equity-based compensation expense	(11,745)	(8,544)
Equity method investment income (loss)	6,557	(676)
Income tax benefit (expense)	20,455	36,517
Net income (loss)	(106,115)	(195,805)

(1)
Component of lease operating expense.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(3)
Primarily includes a litigation settlement offset by interest income.

Reconciliations

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Six Months Ended June 30,
	2026	2025
Segment Expenditures:
Total reportable segments	$272,315	$282,508
Change in capital expenditures included in accounts payable and accrued liabilities	24,747	36,624
Plugging & abandonment	(40,571)	(38,249)
Decommissioning obligations settled	(280)	(628)
Investment in TEM 7	—	(1,996)
Deferred payments	(594)	(1,083)
Other	(1,580)	(1,027)
Exploration, development and other capital expenditures	$254,037	$276,149

Note 15 — Subsequent Events

Divestiture of Shelf and Gulf Coast Non-core Properties

See Note 2 — Acquisitions and Divestitures for additional information.

Offshore Mexico Farm-In Transaction

See Note 2 — Acquisitions and Divestitures for additional information.

Honduras Transaction

See Note 2 — Acquisitions and Divestitures for additional information.

Vessel Contract

See Note 4 — Leases for additional information.

Issuance of 8.000% Notes

See Note 7 — Debt for additional information.

Redemption of 9.000% Notes

See Note 7 — Debt for additional information.

Credit Agreement Second Amendment

See Note 7 — Debt for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context requires otherwise, references in this Quarterly Report to “us,” “we,” “our,” “Talos,” or the “Company” refer to Talos Energy Inc. and its subsidiaries. References to “Parent Company” refer to Talos Energy Inc.

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

Operational Update

Genovesa — During the fourth quarter of 2025, we temporarily shut-in production from the Genovesa well, which ties back to the non-operated Na Kika facility, due to a failure of the surface-controlled subsurface safety valve. We successfully completed the Genovesa workover and returned the well to production late in the second quarter of 2026.

Monument — As recently announced by the operator, the first Monument development well was successfully drilled to its total measured depth of 32,250 feet and encountered approximately 250 feet of net pay confirming pre-drill expectations. Drilling is set to commence on the second development well followed by completion operations on both wells. First oil is expected by late 2026.

Daenerys — The Daenerys appraisal well was spud on July 1, 2026, and operations are progressing according to plan. Results are expected by year-end 2026.

Recent Developments

The following encompasses recent developments since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

Pending Coulomb and Na Kika Acquisition — On June 30, 2026, we entered into a purchase and sale agreement to acquire certain oil and gas properties and related assets in the Mississippi Canyon area of the Gulf of America, including interests in the Na Kika and Coulomb Deepwater producing assets for cash consideration of $850.0 million (net to Talos), subject to customary purchase price adjustments (the “Coulomb and Na Kika Acquisition”). The Coulomb and Na Kika Acquisition is expected to close by the end of 2026. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Credit Agreement Amendments — On June 30, 2026, we entered into the Borrowing Base Redetermination Agreement, Incremental Agreement, and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment, among other things, reaffirms the borrowing base at $700.0 million as part of the biannual redetermination of the borrowing base, effective upon closing of the First Amendment. The First Amendment also provides for a borrowing base increase from $700.0 million to $850.0 million subject to and effective upon the consummation of the Coulomb and Na Kika Acquisition. On July 22, 2026, contemporaneously with entry into the farm-in transaction discussed below, we entered into a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”). See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information regarding the First Amendment and Second Amendment.

8.000% Second-Priority Senior Secured Notes due July 2034 — The $800.0 million 8.000% Second-Priority Senior Secured Notes due 2034 (the “8.000% Notes”) were issued pursuant to an indenture dated July 13, 2026, by and among the Parent Company, Talos Production Inc., as issuer of the 8.000% Notes (“Talos Production” or “Issuer”), the subsidiary guarantors party thereto (together with the Parent Company, the “8.000% Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

The proceeds from the notes were used to pay related offering fees and expenses and to fund the redemption of all of the outstanding 9.000% Second-Priority Senior Secured Notes due 2029 (the “9.000% Notes”). We intend to use any remaining proceeds to fund a portion of the cash consideration for our pending Coulomb and Na Kika Acquisition.

Redemption of 9.000% Notes — On July 13, 2026, we redeemed all $625.0 million aggregate principal amount of the 9.000% Notes at 104.500% plus accrued and unpaid interest using the proceeds from the issuance of the 8.000% Notes.

Shelf and Gulf Coast Non-Core Properties Divestment — On July 15, 2026, we divested a wholly-owned subsidiary holding non-core, gas weighted and predominantly non-operated Shelf and Gulf Coast properties pursuant to a purchase and sale agreement. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Offshore Mexico Farm-In Transaction — On July 22, 2026, we entered into a definitive agreement to farm into the Block 29 development located in the Salinas-Sureste Basin in the southern Gulf of Mexico, operated by a Repsol, S.A. subsidiary (the “Offshore Mexico Farm-In Transaction”). The partners expect to progress the project toward a final investment decision in 2027. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Honduras Transaction — On July 29, 2026, we entered into agreements to acquire an 80% operated working interest in an early-phase offshore Honduras project and related seismic evaluation (the “Honduras Transaction”) that provides us access to more than 4 million gross acres. We have closed on a 45% working interest and assumed operatorship. The acquisition of the remaining 35% working interest is subject to approval by Honduras's Secretaría de Energía, which is expected within approximately 90 days. Consideration for the Honduras Transactions includes a reimbursement of sunk costs, a seismic carry, and a contingent discovery bonus. An initial three-dimensional seismic campaign is planned for the second half of 2026.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

No material events, such as acquisitions or divestitures, affected the comparability of our financial condition or results of operations for the periods presented herein. Management does not currently expect any material factors to affect the comparability of our future financial condition or results of operations, other than the Coulomb and Na Kika Acquisition and the debt refinancing discussed above.

Known Trends and Uncertainties

Except as discussed below, there have been no material developments to known trends and uncertainties discussed in our 2025 Annual Report:

Volatility in Oil, Natural Gas and NGL Prices — Oil, natural gas and NGL prices have been, and are expected to continue to be, volatile. The war in Iran, which began in February 2026, has increased geopolitical risk in global energy markets and contributed to volatility in oil and gas prices. The war has also disrupted maritime transit, supply chains and energy infrastructure in the Middle East, including in and around the Strait of Hormuz, a key route for global oil and liquefied natural gas shipments. Diplomatic negotiations have further contributed to uncertainty in global energy markets. While certain actions have supported improved market access and the partial resumption of trade and shipping activity, the timing and extent of any sustained normalization of production, exports, transportation networks and related supply chains remain uncertain. Any deterioration in diplomatic efforts, renewed geopolitical tensions or continued disruptions to trade routes, supply chains or energy infrastructure could affect global supply-demand balances and contribute to further volatility in commodity prices. Such volatility could also affect customer demand, counterparty credit risk and broader macroeconomic conditions. We cannot predict the nature, timing or magnitude of any future effects on our business, financial condition or results of operations.

Our revenues, cash flow, profitability, access to capital, capital expenditures, and liquidity are directly influenced by commodity prices. We use hedging instruments as part of our risk management strategy to reduce the impact of near-term price volatility, mitigate downside exposure, and allow for participation in favorable commodity price movements during periods of higher prices. We also anticipate continuing to operate our business in a volatile market by prioritizing high-return development projects, focusing on cost control measures, and maintaining a strong balance sheet to provide financial, operational and capital spending flexibility under a range of price scenarios. We continue to monitor commodity price trends closely and will modify our plans within our strategy as appropriate. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of June 30, 2026.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production.

Inflation of Cost of Goods, Services and Personnel — The war in Iran triggered inflationary pressures in the global economy. The federal funds rate target range is currently set at 3.50% to 3.75%, where it was left unchanged at the U.S. Federal Reserve’s latest meeting. Future changes to the benchmark interest rate remain uncertain in light of geopolitical conditions and recent changes to the membership of the Federal Reserve Board of Governors.

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

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. As a result of our ceiling test computations, an impairment of our U.S. oil and natural gas properties was recorded during the six months ended June 30, 2026 of $145.0 million. No impairment was recorded during the three months ended June 30, 2026. At June 30, 2026 our ceiling test computation was based on SEC pricing of $71.93 per Bbl of oil, $3.91 per Mcf of natural gas and $18.63 per Bbl of NGLs. During both the three and six months ended June 30, 2025, we recorded an impairment of $223.9 million. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment” for additional information.

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

Update on National Marine Fisheries Service’s Gulf of America Revised Biological Opinion — In August 2024, the federal district court for the District of Maryland vacated the 2020 Biological Opinion issued by the National Marine Fisheries Service (“NMFS”), related to oil and gas activities in the Gulf of America. On May 20, 2025, NMFS published a new Biological Opinion for the Gulf of America oil and gas program, superseding and replacing all prior biological opinions relating to the program. Two lawsuits were filed opposing the new Biological Opinion, one by several environmental groups (Sierra Club, the Center for Biological Diversity, Friends of the Earth and Turtle Island Restoration Network) who filed in the federal district court for the District of Maryland, and the other by the State of Louisiana, the American Petroleum Institute and Chevron U.S.A. Inc. who filed in the Western Louisiana District Court. On February 20, 2026, the Western Louisiana District Court remanded without vacatur NMFS’ 2025 Biological Opinion, declaring that the Rice’s whale jeopardy finding and the Reasonable and Prudent Alternative are arbitrary, capricious and contrary to law. NMFS is required to complete the remand within 185 days of the Western Louisiana District Court’s order. At this time, it is uncertain how NMFS will address the Western Louisiana District Court’s findings. As a result of the remand, the intervenors in the lawsuit filed in the District of Maryland sought to stay the litigation pending completion of the remand order. On March 31, 2026, The Endangered Species Committee (“ESC”), comprised of the Secretary of the Interior, the Secretary of Agriculture, the Secretary of the Army, the Chair of the Council of Economic Advisers, the Administrator of the Environmental Protection Agency, and the Administrator of the National Oceanic and Atmospheric Administration, held a public meeting to address the Secretary of War’s national security finding that it was necessary to exempt Gulf of America oil and gas activities from requirements of the Endangered Species Act. By unanimous vote, the ESC exempted oil and gas activities in the Gulf of America from Section 7 consultation and Section 7(a)(2) requirements pursuant to section 7(h) of the Endangered Species Act. On June 24, 2026, the District of Maryland’s federal district court judge issued a decision from the bench to dismiss the challenge to the 2025 Biological Opinion on the basis that it is moot given the ESC’s exemption decision. On the same day, the Maryland court judge issued a written order dismissing the plaintiffs’ case without prejudice for lack of subject-matter jurisdiction. Several separate lawsuits have been filed challenging the ESC’s exemption decision and the underlying national security finding. At this time, the ultimate impact of the ESC decision is uncertain.

See Part II, Item 1A. “Risk Factors” of this Quarterly Report and Part II, Item 1A. “Risk Factors” in our 2025 Annual Report for additional information regarding our risk factors.

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Oil	$620,768	$373,195	$247,573	$1,028,766	$813,918	$214,848
Natural gas	31,040	39,415	(8,375)	83,943	92,150	(8,207)
NGL	13,005	12,111	894	24,414	31,712	(7,298)
Total revenues	$664,813	$424,721	$240,092	$1,137,123	$937,780	$199,343

Production Volumes:
Oil (MBbls)	6,241	5,824	417	11,981	11,968	13
Natural gas (MMcf)	9,799	11,806	(2,007)	19,492	24,020	(4,528)
NGL (MBbls)	655	703	(48)	1,294	1,603	(309)
Total production volume (MBoe)	8,529	8,494	35	16,523	17,574	(1,051)

Daily Production Volumes by Product:
Oil (MBblpd)	68.6	64.0	4.6	66.2	66.1	0.1
Natural gas (MMcfpd)	107.7	129.7	(22.0)	107.7	132.7	(25.0)
NGL (MBblpd)	7.2	7.7	(0.5)	7.1	8.9	(1.8)
Total production volume (MBoepd)	93.7	93.3	0.4	91.3	97.1	(5.8)

Average Sale Price Per Unit:
Oil (per Bbl)	$99.47	$64.08	$35.39	$85.87	$68.01	$17.86
Natural gas (per Mcf)	$3.17	$3.34	$(0.17)	$4.31	$3.84	$0.47
NGL (per Bbl)	$19.85	$17.23	$2.62	$18.87	$19.78	$(0.91)
Price per Boe	$77.95	$50.00	$27.95	$68.82	$53.36	$15.46
Price per Boe (including realized commodity derivatives)	$69.25	$53.92	$15.33	$62.97	$55.55	$7.42

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended June 30, 2026 vs 2025			Six Months Ended June 30, 2026 vs 2025
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$220,852	$26,721	$247,573	$213,964	$884	$214,848
Natural gas	(1,672)	(6,703)	(8,375)	9,181	(17,388)	(8,207)
NGL	1,721	(827)	894	(1,186)	(6,112)	(7,298)
Total revenues	$220,901	$19,191	$240,092	$221,959	$(22,616)	$199,343

Three Months Ended June 30, 2026 and 2025 Volumetric Analysis — Production volumes increased by 0.4 MBoepd to 93.7 MBoepd. This increase is primarily attributable to 4.1 MBoepd of incremental production at our Sunspear Field. This increase was partially offset by a 3.5 MBoepd decline at the Brutus Field, primarily driven by a high-rate gas recompletion, where the well has declined as expected and will be sidetracked to a deeper target in the upcoming Brutus rig program.

Six Months Ended June 30, 2026 and 2025 Volumetric Analysis — Production volumes decreased by 5.8 MBoepd to 91.3 MBoepd. This decrease is primarily attributable to a 4.9 MBoepd decline at the Brutus Field, driven by factors mentioned above, as well as a 1.5 MBoepd decrease at the Galapagos Field primarily related to a shut-in due to a failure of the surface-controlled subsurface safety valve at the Genovesa well. We completed the Genovesa workover and returned the well to production late in the second quarter of 2026. These decreases were partially offset by an increase of 3.8 MBoepd related to incremental production at our Sunspear Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease operating expenses	$155,683	$136,971	$284,718	$264,776
Lease operating expenses per Boe	$18.25	$16.13	$17.23	$15.07

Three Months Ended June 30, 2026 and 2025 — Lease operating expense for the three months ended June 30, 2026 increased by approximately $18.7 million, or 14%. This was primarily due to an increase in major well workover expenses at the Galapagos Field to return the Genovesa well to production compared to the same period in 2025.

Six Months Ended June 30, 2026 and 2025 — Lease operating expense for the six months ended June 30, 2026 increased by approximately $19.9 million, or 8%. This was primarily due to an increase in major well workover expenses at the Galapagos Field to return the Genovesa well to production compared to the same period in 2025.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization	$229,369	$269,706	$459,753	$550,422

Three Months Ended June 30, 2026 and 2025 — Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2026 decreased by approximately $40.3 million, or 15%. This decrease was primarily driven by a decrease of $4.90, or 15%, in the depletion rate on our proved oil and natural gas properties. The change in DD&A rate between periods caused DD&A expense to decrease by $41.8 million.

Six Months Ended June 30, 2026 and 2025 — DD&A expense for the six months ended June 30, 2026 decreased by approximately $90.7 million, or 16%. This decrease was primarily driven by a decrease of $3.49, or 11%, in the depletion rate on our proved oil and natural gas properties, as well as decreased production volumes of 5.8 MBoepd discussed above. The change in DD&A rate and decreased production volumes between periods caused DD&A expense to decrease by $57.7 million and $32.8 million, respectively.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expense	$44,626	$39,430	$85,596	$74,045
General and administrative expense per Boe	$5.23	$4.64	$5.18	$4.21

Three Months Ended June 30, 2026 and 2025 — General and administrative expense for the three months ended June 30, 2026 increased by approximately $5.2 million, or 13%, primarily driven by higher legal expenses related to a lawsuit we are defending brought by plaintiffs that held warrants in a company we acquired in March 2024. See Part IV, Item 15. “Exhibits and Financial Statement Schedules — Note 15 — Commitments and Contingencies in our 2025 Annual Report for additional information. Additionally, there was an increase in non-cash equity-based compensation compared to the same period in 2025.

Six Months Ended June 30, 2026 and 2025 — General and administrative expense for the six months ended June 30, 2026 increased by approximately $11.6 million, or 16%, primarily driven by higher employee related costs, including non-cash equity-based compensation, compared to the same period in 2025. Additionally, there was an increase in legal expenses related to the lawsuit described above.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accretion expense	$35,908	$32,046	$70,847	$62,940
Impairment of oil and natural gas properties	$—	$223,881	$145,018	$223,881
Other operating (income) expense	$902	$(3,851)	$12,249	$(8,387)
Interest expense	$39,162	$40,811	$78,340	$81,738
Price risk management activities (income) expense	$(30,549)	$(86,855)	$142,998	$(71,002)
Equity method investment (income) expense	$113	$186	$(6,557)	$676
Other (income) expense	$(5,230)	$(5,371)	$(9,415)	$(9,231)
Income tax (benefit) expense	$44,837	$(36,426)	$(20,455)	$(36,517)

Three Months Ended June 30, 2026 and 2025 —

Impairment of oil and natural gas properties — During the three months ended June 30, 2026, we did not record an impairment of our oil and natural gas properties. During the three months ended June 30, 2025, we recorded a $223.9 million impairment of our oil and natural gas properties. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.” for additional information.

Price Risk Management Activities — The income of $30.5 million for the three months ended June 30, 2026 consists of $104.6 million in non-cash gains from the increase in the fair value of our open derivative contracts partially offset by $74.1 million in cash settlement losses. The income of $86.9 million for the three months ended June 30, 2025 consists of $53.5 million in non-cash gains from the increase in the fair value of our open derivative contracts and $33.3 million in cash settlement gains.

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

Income Tax (Benefit) Expense — During the three months ended June 30, 2026, we recorded $44.8 million of income tax expense compared to $36.4 million of income tax benefit during the three months ended June 30, 2025. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

Six Months Ended June 30, 2026 and 2025 —

Impairment of oil and natural gas properties — During the six months ended June 30, 2026, we recorded a $145.0 million impairment of our oil and natural gas properties. During the six months ended June 30, 2025, we recorded a $223.9 million impairment of our oil and natural gas properties. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.” for additional information.

Other Operating (Income) Expense — During the six months ended June 30, 2026, we settled a lawsuit for $14.3 million. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information.

Price Risk Management Activities — The expense of $143.0 million for the six months ended June 30, 2026 consists of $46.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $96.6 million in cash settlement losses. The income of $71.0 million for the six months ended June 30, 2025 consists of $32.5 million in non-cash gains from the increase in the fair value of our open derivative contracts and $38.5 million in cash settlement gains.

Equity Method Investment (Income) Expense — During the six months ended June 30, 2026, we recorded equity income of $6.6 million, which includes a $6.8 million gain on the sale of an additional 30.1% equity interest in Talos Energy Mexico 7, S. de R.L. de C.V. (“TEM 7” and the “Incremental Mexico Equity Sale”). See Part I, Item 1. “Financial Statements — Note 6 – Equity Method Investments for additional information.

Income Tax (Benefit) Expense — During the six months ended June 30, 2026, we recorded $20.5 million of income tax benefit compared to $36.5 million of income tax benefit during the six months ended June 30, 2025. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

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
•
Adjusted EBITDA attributable to Talos Energy Inc. — Adjusted EBITDA, less adjustments for noncontrolling interest.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Talos Energy Inc.	$149,667	$(185,937)	$(106,498)	$(195,805)
Net income (loss) attributable to noncontrolling interest	222	—	383	—
Net income (loss)	149,889	(185,937)	(106,115)	(195,805)
Interest expense	39,162	40,811	78,340	81,738
Income tax (benefit) expense	44,837	(36,426)	(20,455)	(36,517)
Depreciation, depletion and amortization	229,369	269,706	459,753	550,422
Accretion expense	35,908	32,046	70,847	62,940
EBITDA	499,165	120,200	482,370	462,778
Impairment of oil and natural gas properties	—	223,881	145,018	223,881
Transaction and other (income) expenses(1)	1,344	(773)	9,949	(5,352)
Decommissioning obligations(2)	215	76	377	(81)
Derivative fair value (gain) loss(3)	(30,549)	(86,855)	142,998	(71,002)
Net cash received (paid) on settled derivative instruments(3)	(74,146)	33,315	(96,616)	38,482
Non-cash equity-based compensation expense	6,409	4,403	11,745	8,544
Adjusted EBITDA	402,438	294,247	695,841	657,250
Less: adjustment for noncontrolling interest	258	—	454	—
Adjusted EBITDA attributable to Talos Energy Inc.	$402,180	$294,247	$695,387	$657,250

(1)
For the three and six months ended June 30, 2026, transaction expenses were not material. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the six months ended June 30, 2026, it includes a $14.3 million litigation settlement expense offset by a $6.8 million gain on the Incremental Mexico Equity Sale. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information on the litigation settlement and “Financial Statements — Note 6 — Equity Method Investments” for additional information on the Incremental Mexico Equity Sale. For the three months ended June 30, 2025, neither transaction expenses nor other income (expense) were material.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our bank credit facility. Our primary uses of cash are for capital expenditures, acquisitions, operating costs, working capital, debt service, share repurchases, future collateral payments and general corporate purposes. The cost of borrowing under our bank credit facility is influenced by changes in the federal funds rate. As interest rates increase, it becomes more expensive to borrow money while interest rate cuts make it less expensive to borrow money.

Our bank credit facility currently has a borrowing base of $700.0 million. Our available liquidity (cash plus available capacity under the bank credit facility) was $1,181.9 million as of June 30, 2026. Letters of credit that are outstanding reduce the available bank credit commitments. The next redetermination of our borrowing base is expected in the fourth quarter of 2026. As discussed above under the subsection entitled “— Recent Developments,” the borrowing base and commitments will be increased to $850.0 million upon closing of the Coulomb and Na Kika Acquisition. The borrowing base in reserve-based lending, which is influenced by banking regulations and guidelines, is a dynamic figure subject to regular redeterminations. Changes in reserve estimations (e.g., lower production forecasts or reduced proved reserves), downward adjustments to the lender's internal price deck (i.e., commodity price expectations) and ongoing production can lead to a reduction in the borrowing base, impacting available liquidity under our bank credit facility.

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

Capital and Other Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the six months ended June 30, 2026 (in thousands):

U.S. drilling & completions	$154,219
Asset management(1)	29,203
Seismic and G&G, land, capitalized G&A and other	48,042
Total capital expenditures	231,464
Plugging & abandonment	40,571
Decommissioning obligations settled(2)	280
Total capital and other expenditures	$272,315

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

Share Repurchase Program — The Board initially approved a share repurchase program of $100.0 million on March 20, 2023, with subsequent approval of increases in share repurchase capacity of $150.0 million on July 22, 2024, approximately $42.5 million on March 25, 2025, and $157.3 million on April 27, 2026 for a total aggregate repurchase capacity of approximately $449.8 million. Approximately $200.0 million is remaining under the authorized program as of June 30, 2026. We did not repurchase any shares during the three months ended June 30, 2026 because SEC rules prohibit companies from conducting share buybacks while in possession of material, non-public information, such as undisclosed merger and acquisition negotiations or significant material agreements. During the six months ended June 30, 2026, we repurchased approximately 2.7 million shares for $38.2 million excluding broker commissions. Since March 2023, in aggregate, we have repurchased 22.7 million shares for approximately $249.8 million excluding broker commissions. The share repurchase program has no set term limits. All repurchased shares are held in treasury.

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

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) each type of activity for the following periods (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating activities	$474,637	$619,878
Investing activities	$(192,470)	$(292,303)
Financing activities	$(66,573)	$(76,923)

Operating Activities — Cash flow from operating activities decreased $145.2 million in the six months ended June 30, 2026 compared to the corresponding period in 2025. Key drivers of cash flow from operating activities are commodity prices, production volumes and operating costs as presented and discussed under the subsection entitled “— Results of Operations.”

The change between periods is primarily attributable to a $139.8 million increase in cash from earnings after non-cash items, as presented in the Condensed Consolidated Statements of Cash Flows under Part I, Item 1. “Financial Statements.” This increase was more than offset by a $147.6 million unfavorable decrease in cash due to changes in working capital accounts. Working capital at any specific point in time is subject to many variables, including commodity prices, production volumes, and the timing of cash receipts and payments.

Additionally, during the six months ended June 30, 2026, $96.6 million of cash was paid to settle expired commodity derivative instruments compared to $38.5 million of cash received for the corresponding period in 2025.

Investing Activities — Cash flow used in investing activities decreased $99.8 million in the six months ended June 30, 2026 compared to the corresponding period in 2025. This is primarily due to $49.7 million in cash consideration generated from the Incremental Mexico Equity Sale during the six months ended June 30, 2026. Capital expenditures decreased $22.1 million due to project timing between the current period and the corresponding period in 2025. During the six months ended June 30, 2025, we completed the acquisition of an incremental working interest in the Monument oil discovery in the Deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks for $14.8 million and made a $3.1 million project milestone payment related to this acquisition during the six months ended June 30, 2026. Additionally, proceeds from the sale of property and equipment increased $14.3 million between the current period and the corresponding period in 2025.

Financing Activities — Cash flow used in financing activities decreased $10.4 million in the six months ended June 30, 2026 compared to the corresponding period in 2025. During the six months ended June 30, 2026, we repurchased $38.2 million of our common stock through our share repurchase program compared to $54.7 million in the corresponding period in 2025. See subsection entitled “— Liquidity and Capital Resources — Share Repurchase Program” for additional information. Additionally, we incurred $7.3 million of deferred financing costs during the six months ended June 30, 2026 primarily in connection with an amended and restated credit agreement that was executed on January 20, 2026. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Overview of Debt Instruments

8.000% Second-Priority Senior Secured Notes — due July 2034 — The 8.000% Notes were issued pursuant to an indenture dated July 13, 2026, by and among the Parent Company, the Issuer, the 8.000% Notes Guarantors and Wilmington Trust, National Association, as trustee and collateral agent. The 8.000% Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 8.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 8.000% Notes rank equally in right of payment with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 8.000% Notes Guarantors’ future debt that is, by its term, expressly subordinated in right of payment to the 8.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 8.000% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 8.000% Notes are effectively pari passu with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Second-Priority Senior Secured Notes due 2031 and are effectively junior to any existing and future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 8.000% Notes including indebtedness under the bank credit facility. The 8.000% Notes mature on July 15, 2034 and have interest payable semi-annually each January 15 and July 15, commencing January 15, 2027.

9.000% Second-Priority Senior Secured Notes — due February 2029 — On July 13, 2026, we redeemed the entire outstanding aggregate principal amount of the 9.000% Notes using the proceeds from the issuance of the 8.000% Notes. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

9.375% Second-Priority Senior Secured Notes — due February 2031 — The 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes” and, together with the 8.000% Notes, the “Senior Notes”) were issued pursuant to an indenture dated February 7, 2024, by and among the Parent Company, the Issuer, the subsidiary guarantors party thereto (the “9.375% Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 9.375% Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 9.375% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 9.375% Notes rank equally in right of payment with all of the Issuer’s and the 9.375% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 9.375% Notes Guarantors future debt that is, by its term, expressly subordinated in right of payment to the 9.375% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 9.375% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 9.375% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 9.375% Notes are effectively pari passu with all of the Issuer’s and the 9.375% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 8.000% Notes and are effectively junior to any existing and future obligations of the Issuer and the 9.375% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 9.375% Notes including indebtedness under the bank credit facility. The 9.375% Notes mature on February 1, 2031 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

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

As of June 30, 2026, there were no material changes to our contractual obligations from those disclosed in our 2025 Annual Report, except that if the Coulomb and Na Kika Acquisition closes on September 1, 2026, we estimate cash consideration payable at closing will range from $407.5 million to $457.5 million, after customary purchase price adjustments and application of the deposit paid at signing. See the subsection entitled “— Recent Developments” for additional information regarding the definitive agreement to acquire Deepwater properties. Subsequent to June 30, 2026, the following material changes occurred:

•
The $800.0 million 8.000% Notes were issued and the 9.000% Notes were redeemed as discussed under the subsection entitled “— Recent Developments.” As a result, our long-term material cash requirements and contractual obligations disclosed in our 2025 Annual Report have been modified by extending the maturity of the refinanced indebtedness from February 2029 to July 2034. Our remaining estimated interest payments associated with our debt is now $796.7 million compared to $525.5 million disclosed in our 2025 Annual Report primarily due to the increased term of the notes and increased principal outstanding, partially offset by the lower coupon rate. The refinancing transaction created an immediate increase in near-term cash requirements during July 2026 to fund the redemption of the 9.000% Notes.
•
We entered into a 365-day minimum commitment vessel contract for approximately $160.0 million. We plan to utilize the vessel for certain Deepwater drilling and completion operations commencing in mid-2027. Other joint owners, to the extent they elect to participate, will be billed for their working interest share of such costs.
•
In connection with the divestiture of one of our wholly-owned subsidiaries discussed under the subsection entitled “— Recent Developments,” we made a $31.5 million payment to the buyer.

Performance Obligations — As of June 30, 2026, we had outstanding performance bonds totaling $1.5 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of America. Additionally, we had outstanding letters of credit issued under our bank credit facility totaling $95.7 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report subsection entitled “— Known Trends and Uncertainties — Financial Assurance Requirements” and “— Known Trends and Uncertainties — Financial Assurance Market Outlook” for additional information on BOEM’s supplemental bonding requirements and the potential lack of surety bond capacity to comply with BOEM’s financial assurance requirements, which could have a material adverse effect on our business, properties, results of operations and financial condition.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our 2025 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Standards

None.

Recently Issued Accounting Standards

No accounting standards were issued during the quarterly period ended June 30, 2026 that were material to us. In addition, information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part I, Item 1. “Financial Statements — Note 1 — Organization, Nature of Business and Basis of Presentation.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report. There have been no material changes from the disclosures presented in our 2025 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report, including in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risks and other cautionary statements described in this Quarterly Report, our 2025 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as described below and elsewhere in this Quarterly Report, there have been no material changes in our risk factors from those described in our 2025 Annual Report.

Risks Related to the Pending Transactions

We may not consummate the pending transactions, including the Coulomb and Na Kika Acquisition or the Offshore Mexico Farm-In Transaction on the terms currently contemplated or at all.

We may not consummate various pending transactions on the timeline and terms currently contemplated or at all. For example, the Coulomb and Na Kika Acquisition is subject to the satisfaction of customary closing conditions. These conditions include, but are not limited to, (i) the expiration or termination of any applicable waiting period, or any extension thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (ii) the absence of any injunction or other order or applicable law preventing or making illegal the consummation of the Coulomb and Na Kika Acquisition. Neither we nor Shell can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the “Outside Date,” as such term is defined in the Shell Purchase Agreement, it is possible that the Coulomb and Na Kika Acquisition may be terminated. Although Talos Ocho Energy LLC, a Delaware limited liability company (“Talos Ocho”) and RE Fund V Holdco II Infrastructure, LLC, a Delaware limited liability company (“RE Fund” and together with Talos Ocho, the “Buyers”) have agreed with Shell to use commercially reasonable efforts, subject to certain limitations, to promptly complete the Coulomb and Na Kika Acquisition, these and other conditions to the completion of the Coulomb and Na Kika Acquisition may fail to be satisfied. In addition, satisfying the conditions to and completion of the Coulomb and Na Kika Acquisition may take longer, and could cost more, and require additional borrowings, than we currently expect. If additional borrowings are required to consummate the Coulomb and Na Kika Acquisition, our total debt and leverage will be greater than currently anticipated, and our availability under our bank credit facility will be reduced by a corresponding amount.

If (i) the consummation of the Coulomb and Na Kika Acquisition does not occur on or before the Outside Date, or (ii) prior thereto, the Company notifies the trustee that it will not pursue the consummation of the Coulomb and Na Kika Acquisition, the Company will be required to redeem $175.0 million aggregate principal amount of the 8.000% Notes then outstanding on a pro rata basis at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date; provided that the Company shall not be required to effect more than one special mandatory redemption.

Additionally, the Offshore Mexico Farm-In Transaction is subject to approval by Mexico’s Secretaría de Energía and the National Anti-trust Commission of Mexico. There can be no assurance that closing conditions will be satisfied or that pending transactions, including the Coulomb and Na Kika Acquisition or Offshore Mexico Farm-In Transaction (collectively, the “Pending Transactions”) will be consummated on the terms currently contemplated or at all.

Failure to complete the Pending Transactions on the terms currently contemplated or at all could have a material adverse effect on our results of operations, cash flows and financial position.

If the Pending Transactions are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, or if certain expectations with respect to the Pending Transactions are not fully realized (due to reasons including, but not limited to, material inaccuracies in underlying assumptions regarding future reserve and production estimates that could materially affect the benefits expected from these transactions), we may be materially adversely affected and, without realizing any of the benefits of having completed such Pending Transactions on the terms currently contemplated, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets;

•
we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•
we may still be required to pay certain significant costs relating to the Pending Transactions, such as legal, accounting, and financial advisor fees;
•
with respect to the Coulomb and Na Kika Acquisition, under certain circumstances, Shell may be entitled to receive the deposit (an interest-bearing amount equal to 5% of the aggregate unadjusted purchase price, with our share being $42.5 million) as liquidated damages pursuant to the Shell Purchase Agreement;
•
matters relating to the Pending Transactions (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of our management from ongoing business operations and pursuing other opportunities that could be beneficial to us; and
•
litigation related to any failure to complete the Pending Transactions or related to any enforcement proceeding commenced against us to perform our obligations pursuant to each transaction agreement.

If the Pending Transactions are not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1#

Purchase and Sale Agreement, dated as of June 30, 2026, by and among Shell Offshore Inc., Talos Ocho Energy LLC, and RE Fund V Holdco II Infrastructure, LLC (incorporated by reference to Exhibit 2.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 30, 2026).

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

4.5

Form of 9.000% Second-Priority Senior Secured Note due 2029 (included as Exhibit A to Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.6

Form of 9.375% Second-Priority Senior Secured Note due 2031 (included as Exhibit A in Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.4 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.7

Indenture, dated as of July 13, 2026, by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee (8.000% Senior Notes). (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 13, 2026).

4.8

Form of 8.000% Second-Priority Senior Secured Note due 2034 (included as Exhibit A in Exhibit 4.7 hereto) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 13, 2026).

10.1†

Second Amended and Restated Talos Energy Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.'s Form 8-K (File No. 001-38497) filed with the SEC on June 9, 2026).

10.2

Borrowing Base Redetermination Agreement, Incremental Agreement, and First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2026, by and among Talos Energy Inc., Talos Production Inc., each other Credit Party, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Lender party thereto. (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on June 30, 2026).

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of July 22, 2026, by and among Talos Energy Inc., Talos Production Inc., each other Credit Party, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Lender party thereto.(incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 27, 2026).

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

Talos Energy Inc.

Date:	August 4, 2026	By:	/s/ Zachary B. Dailey
Zachary B. Dailey
Executive Vice President and Chief Financial Officer