Form 10-Q
period 2026-09-30
TALOS ENERGY INC.
filed 2026-11-04
CIK 1724965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, the registrant had 165,791,747 shares of common stock, $0.01 par value per share, outstanding.

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

DOI — U.S. Department of the Interior.

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

MMA — Marine Minerals Administration, established in July 2026, is a unified DOI bureau that combines BOEM and BSEE to oversee offshore energy and marine mineral resources under the Outer Continental Shelf Lands Act.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “potential,” “forecast,” “may,” “objective,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions and beliefs concerning future events and are based on currently available information as to the outcome and timing of future events. Examples of forward-looking statements include, but are not limited to, statements about:

•
business strategy;
•
estimated recoverable resources, reserves and future production;
•
drilling prospects, inventories, projects, and programs for both operated and non-operated assets;
•
our ability to replace the reserves that we produce through drilling, acquisitions, recompletions, or enhanced recovery;
•
financial strategy, borrowing base under our credit agreement, availability of financing sources, including availability under our credit facility and project financing options, liquidity position, and capital required for our exploration and development program, acquisitions, and other capital expenditures;
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
•
risks related to future mergers and acquisitions, including the risk that we may fail to complete any such transaction on the terms contemplated or at all, and/or to realize the expected benefits of any such transaction;
•
timing, restrictions and amount of future production of oil, natural gas and NGLs, including changes in supply caused by OPEC or hostilities, military actions and geopolitical tensions in the Middle East, including the current war in Iran and any related impact on global oil prices, available resources, and domestic oil production;
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
•
our strategy, timeline, exploration and development plans, regulatory approvals, cost estimates and expected results with respect to our minority investment in the Zama asset, the pending Offshore Mexico Farm-In Transaction (as defined below) or any other future projects;
•
our ability to execute exploration, appraisal and development activities in emerging offshore jurisdictions, including Honduras, and the risks associated with operating in jurisdictions with evolving regulatory, legal and commercial frameworks;
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility; global demand for oil and natural gas; the ability or willingness of OPEC and other state-controlled oil companies (“OPEC Plus”) to set and maintain oil production levels and the impact of any such actions; foreign wars and conflicts, including the lack of a resolution to the war in Ukraine and ongoing hostilities in Israel and the Middle East, such as the war in Iran, and their impact on commodity markets; the impact of any pandemic and governmental measures related thereto; lack of necessary infrastructure, transportation and storage capacity as a result of oversupply, and government regulations; political risks, including a global trade war or the impact of any prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future drilling plans and opportunities; lack of availability of drilling and production equipment and services; adverse weather events, including tropical storms, hurricanes, winter storms and loop currents; cybersecurity threats and incidents; elevated inflation and the impact of central bank policy in response thereto; environmental risks; failure to find, acquire or gain access to other discoveries and prospects or to successfully develop and produce from our current and future discoveries and prospects; geologic risk; drilling and other operating risks; well control risk; regulatory changes, including the impact of financial assurance requirements; changes in U.S. trade and labor policies, including the imposition of increased tariffs and the resulting consequences; the uncertainty inherent in estimating reserves and in projecting future rates of production; cash flow and access to capital; the timing of development expenditures; potential adverse reactions or competitive responses to our acquisitions and other transactions; the possibility that the anticipated benefits of our acquisitions are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of acquired assets and operations; and the other risks discussed in Part I, Item 1A. “Risk Factors” of Talos Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2026, and Part II, Item 1A. “Risk Factors” of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TALOS ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$410,155	$362,809
Accounts receivable, net	393,265	323,058
Assets from price risk management activities	18,989	54,420
Prepaid assets	85,901	83,080
Other current assets	14,432	17,939
Total current assets	922,742	841,306
Property and equipment:
Proved properties	11,226,615	10,621,012
Unproved properties, not subject to amortization	557,659	480,555
Other property and equipment	22,923	22,643
Total property and equipment	11,807,197	11,124,210
Accumulated depreciation, depletion and amortization	(7,279,487)	(6,686,575)
Total property and equipment, net	4,527,710	4,437,635
Other long-term assets:
Restricted cash	77,636	76,181
Assets from price risk management activities	4,907	—
Equity method investments	44,911	112,382
Other well equipment	61,825	49,307
Notes receivable, net	21,411	19,636
Operating lease assets	7,797	9,214
Other assets	33,237	6,396
Total assets	$5,702,176	$5,552,057
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,671	$92,979
Accrued liabilities	287,941	290,223
Accrued royalties	57,626	59,768
Current portion of asset retirement obligations	182,934	112,489
Liabilities from price risk management activities	107,042	6,708
Accrued interest payable	25,232	48,972
Current portion of operating lease liabilities	3,784	3,657
Other current liabilities	41,460	29,925
Total current liabilities	805,690	644,721
Long-term liabilities:
Long-term debt	1,396,443	1,226,189
Asset retirement obligations	1,274,589	1,219,639
Liabilities from price risk management activities	6,261	—
Operating lease liabilities	9,171	11,956
Other long-term liabilities	274,826	281,429
Total liabilities	3,766,980	3,383,934
Commitments and contingencies (Note 13)
Equity:
Talos Energy Inc. stockholdersʼ equity:
Preferred stock; $0.01 par value; 30,000,000 shares authorized and zero shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value; 270,000,000 shares authorized; 189,912,239 and 188,530,052 shares issued as of September 30, 2026 and December 31, 2025, respectively	1,899	1,885
Additional paid-in capital	3,312,714	3,296,643
Accumulated deficit	(1,106,142)	(918,400)
Treasury stock, at cost; 24,124,521 and 20,015,369 shares as of September 30, 2026 and December 31, 2025, respectively	(273,982)	(212,144)
Total Talos Energy Inc. stockholders' equity	1,934,489	2,167,984
Noncontrolling interest	707	139
Total equity	1,935,196	2,168,123
Total liabilities and equity	$5,702,176	$5,552,057

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil	$549,800	$400,210	$1,578,566	$1,214,128
Natural gas	32,139	41,306	116,082	133,456
NGL	14,052	8,537	38,466	40,249
Total revenues	595,991	450,053	1,733,114	1,387,833
Operating expenses:
Lease operating expense	140,856	133,718	425,574	398,494
Production taxes	38	87	184	331
Depreciation, depletion and amortization	233,430	262,637	693,183	813,059
Impairment of oil and natural gas properties	—	60,209	145,018	284,090
Accretion expense	33,160	30,764	104,007	93,704
General and administrative expense	43,143	41,547	128,739	115,592
Other operating (income) expense	(11,574)	7,272	675	(1,115)
Total operating expenses	439,053	536,234	1,497,380	1,704,155
Operating income (expense)	156,938	(86,181)	235,734	(316,322)
Interest expense	(40,194)	(40,847)	(118,534)	(122,585)
Price risk management activities income (expense)	(120,576)	4,226	(263,574)	75,228
Equity method investment income (expense)	(65)	639	6,492	(37)
Other income (expense)	(30,051)	2,051	(20,636)	11,282
Net income (loss) before income taxes	(33,948)	(120,112)	(160,518)	(352,434)
Income tax benefit (expense)	(47,111)	24,204	(26,656)	60,721
Net income (loss)	$(81,059)	$(95,908)	$(187,174)	$(291,713)
Net income (loss) attributable to noncontrolling interest	185	(3)	568	(3)
Net income (loss) attributable to Talos Energy Inc.	$(81,244)	$(95,905)	$(187,742)	$(291,710)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.49)	$(0.55)	$(1.12)	$(1.65)
Diluted	$(0.49)	$(0.55)	$(1.12)	$(1.65)
Weighted average common shares outstanding:
Basic	166,622	173,291	167,321	176,938
Diluted	166,622	173,291	167,321	176,938

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2025	$1,882	$3,284,467	$(619,915)	$(147,421)	$2,519,013	$—	$2,519,013
Equity-based compensation	—	6,745	—	—	6,745	—	6,745
Equity-based compensation tax withholdings	—	(1,120)	—	—	(1,120)	—	(1,120)
Equity-based compensation stock issuances	3	(3)	—	—	—	—	—
Initial consolidation of subsidiary	—	—	—	—	—	1,173	1,173
Purchase of treasury stock	—	—	—	(48,267)	(48,267)	—	(48,267)
Net income (loss)	—	—	(95,905)	—	(95,905)	(3)	(95,908)
Balance at September 30, 2025	$1,885	$3,290,089	$(715,820)	$(195,688)	$2,380,466	$1,170	$2,381,636

Balance at June 30, 2026	$1,896	$3,305,983	$(1,024,898)	$(250,347)	$2,032,634	$522	$2,033,156
Equity-based compensation	—	8,602	—	—	8,602	—	8,602
Equity-based compensation tax withholdings	—	(1,868)	—	—	(1,868)	—	(1,868)
Equity-based compensation stock issuances	3	(3)	—	—	—	—	—
Purchase of treasury stock	—	—	—	(23,635)	(23,635)	—	(23,635)
Net income (loss)	—	—	(81,244)	—	(81,244)	185	(81,059)
Balance at September 30, 2026	$1,899	$3,312,714	$(1,106,142)	$(273,982)	$1,934,489	$707	$1,935,196

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at June 30, 2025	188,201,673	(13,544,328)	174,657,345
Equity-based compensation stock issuances	312,897	—	312,897
Purchase of treasury stock	—	(4,981,470)	(4,981,470)
Balance at September 30, 2025	188,514,570	(18,525,798)	169,988,772

Balance at June 30, 2026	189,641,450	(22,676,655)	166,964,795
Equity-based compensation stock issuances	270,789	—	270,789
Purchase of treasury stock	—	(1,447,866)	(1,447,866)
Balance at September 30, 2026	189,912,239	(24,124,521)	165,787,718

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Talos Energy Inc. Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$1,874	$3,274,626	$(424,110)	$(92,685)	$2,759,705	$—	$2,759,705
Equity-based compensation	—	18,993	—	—	18,993	—	18,993
Equity-based compensation tax withholdings	—	(3,519)	—	—	(3,519)	—	(3,519)
Equity-based compensation stock issuances	11	(11)	—	—	—	—	—
Initial consolidation of subsidiary	—	—	—	—	—	1,173	1,173
Purchase of treasury stock	—	—	—	(103,003)	(103,003)	—	(103,003)
Net income (loss)	—	—	(291,710)	—	(291,710)	(3)	(291,713)
Balance at September 30, 2025	$1,885	$3,290,089	$(715,820)	$(195,688)	$2,380,466	$1,170	$2,381,636

Balance at December 31, 2025	$1,885	$3,296,643	$(918,400)	$(212,144)	$2,167,984	$139	$2,168,123
Equity-based compensation	—	23,898	—	—	23,898	—	23,898
Equity-based compensation tax withholdings	—	(7,813)	—	—	(7,813)	—	(7,813)
Equity-based compensation stock issuances	14	(14)	—	—	—	—	—
Purchase of treasury stock	—	—	—	(61,838)	(61,838)	—	(61,838)
Net income (loss)	—	—	(187,742)	—	(187,742)	568	(187,174)
Balance at September 30, 2026	$1,899	$3,312,714	$(1,106,142)	$(273,982)	$1,934,489	$707	$1,935,196

Common Stock Share Activity	Issued	Held in Treasury	Outstanding
Balance at December 31, 2024	187,434,908	(7,417,385)	180,017,523
Equity-based compensation stock issuances	1,079,662	—	1,079,662
Purchase of treasury stock	—	(11,108,413)	(11,108,413)
Balance at September 30, 2025	188,514,570	(18,525,798)	169,988,772

Balance at December 31, 2025	188,530,052	(20,015,369)	168,514,683
Equity-based compensation stock issuances	1,382,187	—	1,382,187
Purchase of treasury stock	—	(4,109,152)	(4,109,152)
Balance at September 30, 2026	189,912,239	(24,124,521)	165,787,718

See accompanying notes.

TALOS ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(187,174)	$(291,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion expense	797,190	906,763
Impairment of oil and natural gas properties	145,018	284,090
Amortization of deferred financing costs and original issue discount	5,457	6,595
Equity-based compensation expense	18,124	13,499
Price risk management activities (income) expense	263,574	(75,228)
Net cash received (paid) on settled derivative instruments	(126,455)	55,087
Equity method investment (income) expense	(6,492)	37
Loss on extinguishment of debt	37,389	—
Settlement of asset retirement obligations	(90,561)	(90,078)
Loss (gain) on sale of assets	1,817	210
Changes in operating assets and liabilities:
Accounts receivable	(78,205)	71,726
Other current assets	1,686	7,878
Accounts payable	13,279	(27,467)
Other current liabilities	7,020	(67,146)
Other non-current assets and liabilities, net	(1,235)	(60,207)
Net cash provided by (used in) operating activities	800,432	734,046
Cash flows from investing activities:
Exploration, development and other capital expenditures	(394,351)	(361,637)
Cash acquired in excess of payments for acquisitions	—	1,690
Payments for acquisitions, net of cash acquired	(440,325)	(43,939)
Proceeds from (cash paid for) sale of property and equipment, net	(3,751)	1,195
Contributions to equity method investees	(315)	(1,996)
Proceeds from sale of equity method investments	53,856	—
Net cash provided by (used in) investing activities	(784,886)	(404,687)
Cash flows from financing activities:
Issuance of senior notes	800,000	—
Redemption of senior notes	(653,125)	—
Deferred financing costs	(24,204)	—
Other deferred payments	(4,828)	(12,969)
Payments of finance lease	(15,936)	(14,544)
Purchase of treasury stock	(60,839)	(103,003)
Employee stock awards tax withholdings	(7,813)	(3,519)
Distribution to noncontrolling interest	—	(1,347)
Net cash provided by (used in) financing activities	33,255	(135,382)

Net increase (decrease) in cash, cash equivalents and restricted cash	48,801	193,977
Cash, cash equivalents and restricted cash:
Balance, beginning of period	438,990	214,432
Balance, end of period	$487,791	$408,409

Supplemental non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$51,396	$70,337
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$115,200	$117,832

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

Recently Adopted Accounting Standards

Derivative Scope Refinements — In September 2025, the FASB issued guidance, which refines derivatives scope and clarifies accounting for share-based noncash consideration from customers. The Company elected to early-adopt both components of the standard and applied the amendments prospectively to contracts entered into or materially modified after adoption. The adoption did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2026.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$410,155	$362,809
Restricted cash included in Other long-term assets	77,636	76,181
Total cash, cash equivalents and restricted cash	$487,791	$438,990

Accounts Receivable

The following table provides the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Trade	$290,596	$166,793
Joint interest	94,256	132,527
Other	8,413	23,738
Total accounts receivable, net	$393,265	$323,058

Note 2 — Acquisitions and Divestitures

Asset Acquisitions

Acquisitions accounted for as asset acquisitions require, among other items, the cost of the acquisition to be allocated to the assets acquired and liabilities assumed based on relative fair value basis.

Acquisition of Incremental Working Interest in Monument Oil Discovery — On March 7, 2025, the Company completed the acquisition of an additional 8.3% non-operated working interest in the Monument oil discovery in the Deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks for $14.8 million, substantially all of which was allocated to its proved properties. As of September 30, 2026, an additional $3.2 million contingent payment will be recognized upon the achievement of a milestone defined in the agreement. This incremental acquisition brought the Company’s total non-operated working interest in the Monument oil discovery to 29.7%.

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

Offshore Mexico Farm-In Transaction — On July 22, 2026, the Company entered into a definitive agreement to farm into the Block 29 development offshore Mexico. The Company will acquire a 50% working interest for a contingent $30.0 million payment at final investment decision, a cash carry of up to $20.0 million on the next exploration well, and reimbursement of certain pre-closing costs (the “Offshore Mexico Farm-In Transaction”), subject to regulatory approvals from applicable Mexican governmental authorities and other customary closing conditions.

Offshore Honduras Transaction — On July 29, 2026, the Company entered into agreements to acquire an 80% operated working interest in an early-phase offshore Honduras project and related seismic evaluation (the “Offshore Honduras Transaction”). The Company closed on a 45% working interest and assumed operatorship. The acquisition of the remaining 35% working interest is subject to Honduran regulatory approval. Consideration for the Offshore Honduras Transaction includes a reimbursement of sunk costs, a seismic carry, and a contingent discovery bonus.

Coulomb and Na Kika Acquisition — On September 22, 2026, the Company closed an acquisition pursuant to a purchase and sale agreement (“Shell Purchase Agreement”) with Shell Offshore Inc. (“Shell”) to acquire a 50% working interest and operatorship in the Coulomb Field as well as a 25% non-operated working interest in the Na Kika platform and related Kepler, Ariel, Fourier and Herschel Fields (collectively, the “Coulomb and Na Kika Acquisition”).

The cash purchase price was $419.7 million after customary closing adjustments. The Company funded the closing cash consideration with a portion of the net proceeds from its offering of the 8.000% Notes, as defined in Note 7 — Debt, together with cash on hand.

The Shell Purchase Agreement also provides for certain contingent payments, including a price-based upside sharing arrangement through December 31, 2027, which will be recognized as incurred as incremental consideration. The Company is also required to provide financial assurance for future abandonment obligations as further discussed in Note 13 — Commitments and Contingencies.

The following table presents the allocation of the cost of the acquisition, including $4.8 million of transaction costs, to the assets acquired and liabilities assumed, based on their relative fair values, on September 22, 2026 (in thousands):

Property and equipment(1)	$537,088
Asset retirement obligations	(109,172)
Other current liabilities	(3,445)
Net assets acquired	$424,471

(1)
Includes proved properties of $435.1 million and unproved properties of $102.0 million.

Divestitures

During the nine months ended September 30, 2026, the Company sold a portion of its equity method investment in Talos Energy Mexico 7, S. de R.L. de C.V. (“TEM 7”). See Note 6 – Equity Method Investments for additional information.

Shelf and Gulf Coast Divestiture — On July 15, 2026, the Company divested a wholly-owned subsidiary that held non-core, gas-weighted and predominantly non-operated Shelf and Gulf Coast properties pursuant to a purchase and sale agreement (the “Shelf and Gulf Coast Divestiture”). The total consideration received for the transaction was approximately $22.6 million, inclusive of liabilities divested and $31.5 million cash paid to the buyer. See Note 8 – Asset Retirement Obligations and Note 13 – Commitments and Contingencies for additional information on liabilities divested.

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

The Company did not record an impairment during the three months ended September 30, 2026. However, the Company’s ceiling test computation resulted in an impairment of its U.S. oil and natural gas properties during the nine months ended September 30, 2026 of $145.0 million. The non-cash impairment is reflected as “Impairment of oil and natural gas properties” on the Condensed Consolidated Statements of Operations and an increase to “Accumulated depreciation, depletion and amortization” on the Company’s Condensed Consolidated Balance Sheets. At September 30, 2026, the Company’s ceiling test computation was based on SEC pricing of $75.79 per Bbl of oil, $3.87 per Mcf of natural gas and $20.35 per Bbl of NGLs. By comparison, during the three and nine months ended September 30, 2025, the Company recorded an impairment of $60.2 million and $284.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease costs - interest on lease liabilities	$2,287	$2,767	$7,150	$8,542
Operating lease costs, excluding short-term leases(1)	904	1,080	2,710	3,236
Short-term lease costs(2)	11,807	69,836	47,704	139,944
Variable lease costs(3)	670	667	2,010	2,001
Variable and fixed sublease income	(406)	(397)	(1,206)	(1,190)
Total lease costs	$15,262	$73,953	$58,368	$152,533

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

The present value of the fixed lease payments recorded as the Company’s ROU asset and lease liability, adjusted for initial direct costs and incentives were as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating leases:
Operating lease assets	$7,797	$9,214

Current portion of operating lease liabilities	$3,784	$3,657
Operating lease liabilities	9,171	11,956
Total operating lease liabilities	$12,955	$15,613

Finance leases:
Proved properties	$166,261	$166,261

Other current liabilities	$22,998	$21,473
Other long-term liabilities	72,707	90,169
Total finance lease liabilities	$95,705	$111,642

The table below presents the supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash outflow from finance leases	$7,150	$8,542
Operating cash outflow from operating leases	$3,926	$4,463

On July 1, 2026, the Company entered into a 365-day minimum commitment vessel contract with a financial commitment of approximately $160.0 million. The Company plans to utilize the vessel for certain Deepwater drilling and completion operations commencing in mid-2027. Other joint owners, to the extent they elect to participate, will be billed for their working interest share of such costs.

Note 5 — Financial Instruments

As of September 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because they are highly liquid or due to the short-term nature of these instruments.

Debt Instruments

The following table presents the carrying amounts, net of discount and deferred financing costs, and estimated fair values of the Company’s debt instruments (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.000% Second-Priority Senior Secured Notes	$782,787	$802,344	$—	$—
9.000% Second-Priority Senior Secured Notes	$—	$—	$614,058	$649,425
9.375% Second-Priority Senior Secured Notes	$613,656	$650,531	$612,131	$656,250

The carrying values of the 8.000% Second-Priority Senior Secured Notes due 2034 and 9.375% Second-Priority Senior Secured Notes due 2031 (together, the “Senior Notes”) are adjusted for deferred financing costs. Fair value is estimated (representing a Level 1 fair value measurement) using quoted secondary market trading prices and, where such prices are not available, other observable (Level 2) inputs are used such as quoted prices for similar liabilities in the active markets. See Note 7 — Debt for the maturity dates of the Company’s Senior Notes.

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

The following table presents the impact that derivatives, not designated as hedging instruments, had on its Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash received (paid) on settled derivative instruments	$(29,839)	$16,605	$(126,455)	$55,087
Unrealized gain (loss)	(90,737)	(12,379)	(137,119)	20,141
Price risk management activities income (expense)	$(120,576)	$4,226	$(263,574)	$75,228

The following tables reflect the contracted average daily volumes and weighted average prices under the terms of the Company's derivative contracts as of September 30, 2026:

Swap Contracts
Production Period	Settlement Index	Volumes	Swap Price
Crude oil:		(Bbls)	(per Bbl)
October 2026 – December 2026	NYMEX WTI CMA	4,000	$62.50
January 2027 – June 2027	NYMEX WTI CMA	8,006	$73.17
Natural gas:		(MMBtu)	(per MMBtu)
October 2026 – December 2026	NYMEX Henry Hub	29,946	$3.78

Two-Way Collar Contracts
Production Period	Settlement Index	Volumes	Floor Price	Ceiling Price
Crude oil:		(Bbls)	(per Bbl)	(per Bbl)
October 2026 – December 2026	NYMEX WTI CMA	24,304	$61.99	$75.23
January 2027 – December 2027	NYMEX WTI CMA	18,186	$64.46	$78.57
Natural gas:		(MMBtu)	(per MMBtu)	(per MMBtu)
October 2026 – December 2026	NYMEX Henry Hub	10,000	$2.75	$3.71
January 2027 – June 2027	NYMEX Henry Hub	40,475	$3.06	$4.17

The following tables provide additional information related to financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$23,896	$—	$23,896
Liabilities:
Oil and natural gas derivatives	—	(113,303)	—	(113,303)
Total net asset (liability)	$—	$(89,407)	$—	$(89,407)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Oil and natural gas derivatives	$—	$54,420	$—	$54,420
Liabilities:
Oil and natural gas derivatives	—	(6,708)	—	(6,708)
Total net asset (liability)	$—	$47,712	$—	$47,712

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

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Oil and natural gas derivatives:
Current	$18,989	$107,042	$54,420	$6,708
Non-current	4,907	6,261	—	—
Total gross amounts presented on balance sheet	23,896	113,303	54,420	6,708
Less: Gross amounts not offset on the balance sheet	23,138	23,138	6,708	6,708
Net amounts	$758	$90,165	$47,712	$—

Credit Risk

The Company is subject to the risk of loss on its financial instruments as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company has entered into International Swaps and Derivative Association agreements with counterparties to mitigate this risk. The Company also maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the regular monitoring of counterparties’ credit exposures; (iii) the use of contract language that affords the Company netting or set off opportunities to mitigate exposure risk; and (iv) potentially requiring counterparties to post cash collateral, parent guarantees, or letters of credit to minimize credit risk. The Company’s assets and liabilities from commodity price risk management activities at September 30, 2026 represent derivative instruments from eight counterparties; all of which are registered swap dealers that have an “investment grade” (minimum Standard & Poor’s rating of BBB- or better) credit rating, and seven of which are parties under the Company’s bank credit facility. The Company enters into derivatives directly with these counterparties and, subject to the terms of the Company’s bank credit facility, is not required to post collateral or other securities for credit risk in relation to the derivative activities. Had the Company’s counterparties failed to perform under existing commodity derivative contracts, the maximum loss at September 30, 2026 would have been $0.8 million.

Note 6 — Equity Method Investments

As of September 30, 2026 and December 31, 2025, the Company's ownership interest in TEM 7 was 20.0% and 50.1%, respectively, and the carrying amount of its investment was $44.9 million and $112.4 million, respectively. As of September 30, 2026 and December 31, 2025, the carrying amount of the investment includes a positive basis difference of $26.3 million and $66.0 million, respectively. TEM 7 is a variable interest entity and the Company's maximum exposure to loss as a result of its involvement with TEM 7 is the carrying amount of its investment.

On March 25, 2026, the Company sold an additional 30.1% equity interest in TEM 7 to Zamajal, S.A. de C.V., a subsidiary of Grupo Carso, S.A.B. de C.V. (“Carso”), for $53.9 million in cash consideration with an additional $33.1 million payment contingent on first oil production from the Zama Field (the “Incremental Mexico Equity Sale”). The $20.4 million initial fair value of the contingent consideration related to the Incremental Mexico Equity Sale has been recognized as a long-term asset and included in “Other assets” as presented on the Condensed Consolidated Balance Sheets as of September 30, 2026. The Company recognized a $6.8 million gain on the Incremental Mexico Equity Sale, which is included in “Equity method investment income (expense)” on the Condensed Consolidated Statements of Operations. See Note 12 — Related Party Transactions for additional information on Carso.

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

Note 7 — Debt

A summary of the detail comprising the Company’s debt and the related book values for the respective periods presented is as follows (in thousands):

	Maturity Date	September 30, 2026	December 31, 2025
8.000% Second-Priority Senior Secured Notes	July 15, 2034	$800,000	$—
9.000% Second-Priority Senior Secured Notes	February 1, 2029	—	625,000
9.375% Second-Priority Senior Secured Notes	February 1, 2031	625,000	625,000
Revolving credit facility	January 20, 2030	—	—
Total debt, before deferred financing cost		1,425,000	1,250,000
Unamortized deferred financing cost, net		(28,557)	(23,811)
Total debt(1)		$1,396,443	$1,226,189

(1)
As of September 30, 2026, the Company was in compliance with all debt covenants.

8.000% Second-Priority Senior Secured Notes due July 2034

Talos Production Inc. (“Talos Production” or “Issuer”), a Delaware corporation and wholly-owned subsidiary of the Company, issued $800.0 million 8.000% Second-Priority Senior Secured Notes due 2034 (the “8.000% Notes”) on July 13, 2026 pursuant to a base indenture, as supplemented by a first supplemental indenture (together, the “2034 Indenture”), by and among the Parent Company, Talos Production Inc., the subsidiary guarantors party thereto (together with the Parent Company, the “8.000% Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent (“Trustee”). The 8.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 8.000% Notes rank equally in right of payment with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 8.000% Notes Guarantors’ future debt that is, by its term, expressly subordinated in right of payment to the 8.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 8.000% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 8.000% Notes are effectively pari passu with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Second-Priority Senior Secured Notes due 2031 and are effectively junior to any existing and future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 8.000% Notes including indebtedness under the bank credit facility. The 8.000% Notes mature on July 15, 2034 and have interest payable semi-annually each January 15 and July 15, commencing January 15, 2027.

The first supplemental indenture was executed on September 22, 2026, in connection with the closing of the Coulomb and Na Kika Acquisition, pursuant to which a newly formed subsidiary agreed to unconditionally guarantee Talos Production’s obligations under the 2034 Indenture.

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

9.375% Second-Priority Senior Secured Notes due February 2031

The 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes” and, together with the 8.000% Notes, the “Senior Notes”) were issued on February 7, 2024 pursuant to a base indenture, as supplemented by a first and second supplemental indenture (collectively, the “2031 Indenture”). The second supplemental indenture was executed on September 22, 2026, in connection with the closing of the Coulomb and Na Kika Acquisition, pursuant to which a newly formed subsidiary agreed to unconditionally guarantee Talos Production’s obligations under the 2031 Indenture.

Redemption of 9.000% Second-Priority Senior Secured Notes due February 2029

On July 13, 2026, the Company redeemed all $625.0 million aggregate principal amount of the 9.000% Second-Priority Senior Secured Notes due 2029 at 104.500% plus accrued and unpaid interest using the net proceeds from the issuance of the 8.000% Notes. The debt redemption resulted in a loss on extinguishment of debt of $37.4 million, which is presented as “Other income (expense)” on the Condensed Consolidated Statements of Operations.

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

The A&R Credit Agreement matures on January 20, 2030 and had an initial borrowing base and total commitments of $700.0 million (with a letter of credit facility with a $250.0 million sublimit). The A&R Credit Agreement has been subsequently amended as discussed below.

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

On June 30, 2026, contemporaneously with execution of the Shell Purchase Agreement, the Parent Company, Talos Production, and certain other direct and indirect subsidiaries of both the Parent Company and Talos Production entered into the Borrowing Base Redetermination Agreement, Incremental Agreement, and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment, among other things, permitted the incurrence of additional indebtedness in order to fund the Coulomb and Na Kika Acquisition, with such indebtedness excluded from any reduction of the borrowing base that would otherwise result from such incurrence, and reaffirmed the borrowing base at $700.0 million as part of the biannual redetermination of the borrowing base, effective upon closing of the First Amendment. The Coulomb and Na Kika Acquisition closed on September 22, 2026, triggering (i) an increase in the borrowing base from $700.0 million to $850.0 million and (ii) an increase in the letter of credit sublimit from $250.0 million to $300.0 million.

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

Note 8 — Asset Retirement Obligations

The asset retirement obligations included in the Condensed Consolidated Balance Sheets in current and non-current liabilities, and the changes in that liability were as follows (in thousands):

Asset retirement obligations at December 31, 2025	$1,332,128
Obligations incurred	6,793
Obligations settled	(90,561)
Obligations assumed(1)	110,319
Obligations divested(2)	(50,074)
Accretion expense	104,007
Changes in estimate	44,911
Asset retirement obligations at September 30, 2026	$1,457,523
Less: Current portion at September 30, 2026	182,934
Long-term portion at September 30, 2026	$1,274,589

(1)
Assumed primarily in connection with the Coulomb and Na Kika Acquisition. See further discussion in Note 2 — Acquisitions and Divestitures.
(2)
Divested primarily in connection with the Shelf and Gulf Coast Divestiture. See further discussion in Note 2 — Acquisitions and Divestitures.

At September 30, 2026, the Company has (1) restricted cash of $77.6 million held in escrow and (2) two notes receivable with an aggregated face value of $66.2 million to settle future asset retirement obligations.

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

Long Term Incentive Plans

Restricted Stock Units (“RSUs”) — The following table summarizes RSU activity under the A&R LTIP for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2025	4,595,755	$10.25
Granted	2,163,150	$13.25
Vested	(1,976,454)	$10.83
Forfeited	(352,461)	$10.68
Unvested RSUs at September 30, 2026	4,429,990	$11.42

Performance Share Units (“PSUs”) — The following table summarizes PSU activity under the A&R LTIP for the nine months ended September 30, 2026:

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2025	1,114,299	$10.02
Granted(1)(2)	561,609	$16.68
Forfeited	(16,781)	$11.07
Unvested PSUs at September 30, 2026	1,659,127	$12.27

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

The following table presents the amount of costs expensed and capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation costs	$8,781	$6,874	$24,531	$19,176
Less: Amounts capitalized to oil and gas properties	2,402	1,919	6,407	5,677
Total share-based compensation expense	$6,379	$4,955	$18,124	$13,499

Note 10 — Income Taxes

The Company is a corporation that is subject to U.S. federal, state and local and non-U.S. income taxes.

For the three months ended September 30, 2026, the Company recognized an income tax expense of $47.1 million for an effective tax rate of -138.8%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to an increase in valuation allowance on its U.S. federal deferred tax assets.

For the three months ended September 30, 2025, the Company recognized an income tax benefit of $24.2 million for an effective tax rate of 20.2%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to recording a valuation allowance on its U.S. federal deferred tax assets.

For the nine months ended September 30, 2026, the Company recognized an income tax expense of $26.7 million for an effective tax rate of -16.6%. The Company’s effective tax rate for this period is different than the U.S. federal statutory income tax rate of 21% primarily due to an increase in valuation allowance on its U.S. federal deferred tax assets.

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

Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce deductions and income in the future. The deferred tax asset estimates are subject to revision, either up or down, in future periods based on new facts or circumstances. The Company reduces deferred tax assets by a valuation allowance when, based on estimates, it is more likely than not that a portion of those assets will not be realized in a future period. In evaluating the Company’s valuation allowance, the Company considers cumulative losses, the reversal of existing temporary differences, the existence of taxable income in carryback years, tax optimization planning and future taxable income for each of its taxable jurisdictions. The Company assesses the realizability of its deferred tax assets quarterly, and changes to the Company’s assessment of its valuation allowance in future periods could materially impact its results of operations. The Company’s valuation allowance primarily relates to accruals for asset retirement obligations. A net deferred tax liability of $178.5 million and $156.7 million is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents the computation of the Company’s basic and diluted income (loss) per share attributable to common stockholders (in thousands, except for the per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Talos Energy Inc.	$(81,244)	$(95,905)	$(187,742)	$(291,710)

Weighted average common shares outstanding — basic	166,622	173,291	167,321	176,938
Dilutive effect of securities	—	—	—	—
Weighted average common shares outstanding — diluted	166,622	173,291	167,321	176,938

Net income (loss) per share attributable to common stockholders:
Basic	$(0.49)	$(0.55)	$(1.12)	$(1.65)
Diluted	$(0.49)	$(0.55)	$(1.12)	$(1.65)
Anti-dilutive potentially issuable securities excluded from diluted common shares	3,917	2,984	3,117	3,709

Note 12 — Related Party Transactions

Slim Family and Affiliates

Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”) are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. (“Control Empresarial” together with the Slim Family, the “Slim Family Office”). Control Empresarial held approximately 23.6% of the Company’s outstanding shares of common stock as of September 30, 2026 based on SEC beneficial ownership reports filed by Control Empresarial and the Company’s total outstanding shares of common stock as of that date.

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

The Slim Family owns a majority stake in Carso. Carso, through its subsidiary, has a majority ownership interest in TEM 7. See Note 6 – Equity Method Investments for additional information on TEM 7. At December 31, 2025, the Company had a $2.8 million receivable from Carso related to advisory services the Company provided in connection with the Lakach Deepwater natural gas field off Mexico’s southeastern coast near Veracruz, which was subsequently collected during the current period. This amount is reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets at December 31, 2025.

In connection with the offering of the 8.000% Notes, entities and/or persons related to the Slim Family Office purchased an aggregate principal amount of $150.0 million of such notes from the initial purchasers of the offering. In connection with the offering, the Company paid an advisory fee of approximately $0.9 million to Inbursa, a banking institution controlled by the Slim Family. See Note 7 – Debt for additional information regarding the issuance of 8.000% Notes.

Equity Method Investments

The Company had a $0.1 million and $0.7 million related party receivable from TEM 7 as of September 30, 2026 and December 31, 2025, respectively. These amounts are reflected in “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

Note 13 — Commitments and Contingencies

Performance Obligations

Regulations with respect to the Company's operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells, and removal of facilities in the U.S. Gulf of America.

As of September 30, 2026, the Company had outstanding performance bonds issued by third-party sureties totaling approximately $1.6 billion. This amount included decommissioning surety bonds of $195.5 million related to the Coulomb and Na Kika Acquisition, which secure obligations under a decommissioning security agreement. The ongoing cost of maintaining these bonds is reflected as “Interest expense” on the Condensed Consolidated Statements of Operations. Additionally, as of September 30, 2026, the Company had $183.8 million of letters of credit outstanding under its bank credit facility. Outstanding letters of credit reduce the available revolving credit commitments.

The Company is party to various agreements with surety providers and other counterparties that require the Company to provide financial security in the form of cash or letters of credit. Collateral funded with cash will be reflected as “Restricted cash” within the Condensed Consolidated Balance Sheets. The funding commitments, and ultimately any posted cash collateral, will be reduced as plugging and abandonment activities are completed and underlying surety bonds are released.

The following table summarizes the Company’s aggregate funding commitments under various arrangements as of September 30, 2026 (in thousands):

Period	Funding Commitments
2027	$38,108
2028	41,401
2029	40,916
2030	34,226
Thereafter(1)	143,512
Total	$298,163

(1)
Includes a commitment to fund $97.8 million of cash collateral by the end of 2032 under a decommissioning security agreement related to the Coulomb and Na Kika Acquisition. The commitment is subject to periodic recalculation. See Note 2 – Acquisitions and Divestitures for additional information on the Coulomb and Na Kika Acquisition.

Additionally, certain of the agreements with surety providers require minimum annual plugging and abandonment expenditures of $90.0 million for each of the three years beginning January 1, 2026, and $45.0 million for each of the two years beginning January 1, 2029.

Firm Transportation Commitments

The Company has firm transportation agreements in place with pipeline carriers for future transportation of oil and gas production wherein the Company is obligated to transport minimum monthly volumes or pay for any deficiencies. As of September 30, 2026, the future minimum transportation payments under the Company’s commitments total approximately $40.9 million for years 2026 through 2030. Our production is currently expected to exceed the minimum monthly volume in the periods provided in the agreements.

Legal Proceedings and Other Contingencies

From time to time, the Company is involved in litigation, disputes related to our business, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on the Company’s results of operations for a specific interim period or year.

Other than as described below, during the nine months ended September 30, 2026, there were no material developments to those matters discussed in the Notes to the Consolidated Financial Statements in the 2025 Annual Report:

By virtue of the Company’s acquisition of QuarterNorth Energy Inc. (“QuarterNorth”), as discussed in Note 3 – Acquisitions and Divestitures included in the accompanying Notes to Consolidated Financial Statements in the 2025 Annual Report, the Company defended a lawsuit brought by a contractor concerning amounts allegedly owed for drilling operations at several locations in the U.S. Gulf of America. The lawsuit alleged that the contractor was entitled under Louisiana Law to certain statutory liens and payment. While the Company disputed the contractor’s liens and damages claims, the Company and the plaintiff settled the lawsuit during the second quarter of 2026 with a $14.3 million payment by the Company in exchange for a release of the liens and a full liability release by the plaintiff. The settlement, which was previously accrued, is reflected as a component of “Other operating (income) expense” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.

By virtue of the Company’s acquisition of QuarterNorth, the Company is defending a lawsuit brought by plaintiffs (“Warrant Holders”) that held warrants issued by QuarterNorth pursuant and subject to warrant agreements. The Warrant Holders alleged that the QuarterNorth board improperly reduced the value of the warrants, which diluted their ownership interest in QuarterNorth prior to its acquisition by the Company. Warrant Holders claimed damages of approximately $20.0 million, including interest. Trial was held in May 2026 in the Court of Chancery of the State of Delaware. The Court issued its decision on October 29, 2026, awarding the Warrant Holders approximately $3.0 million in damages, plus interest. The parties have 30 days after the entry of judgment to appeal this decision. The accrued judgment is reflected as a component of “Other operating (income) expense” on the Condensed Consolidated Statements of Operations and “Other current liabilities” on the Condensed Consolidated Balance Sheets.

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

The decommissioning obligations are included in the Condensed Consolidated Balance Sheets as “Other current liabilities” and “Other long-term liabilities”, and the changes in that liability were as follows (in thousands):

Decommissioning Obligations at December 31, 2025	$22,145
Additions	125
Changes in estimate	193
Settlements	(238)
Obligations divested(1)	(7,503)
Decommissioning Obligations at September 30, 2026	$14,722
Less: Current portion at September 30, 2026	3,288
Long-term portion at September 30, 2026	$11,434

(1)
Divested primarily in connection with the Shelf and Gulf Coast Divestiture. See further discussion in Note 2 — Acquisitions and Divestitures.

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

The following table presents selected segment information (in thousands):

	Three Months Ended September 30,
	2026	2025
	Upstream
Revenues from external customers	$595,991	$450,053
Significant expenses:
Direct operating and maintenance(1)	(139,804)	(125,599)
Workover(1)	(1,052)	(8,119)
Adjusted general and administrative expense(2)	(37,824)	(35,980)
Net cash received (paid) on settled derivative instruments	(29,839)	16,605
Interest expense	(40,194)	(40,847)
Other segment items:
Other(3)	19,934	(5,920)
Depreciation, depletion and amortization	(233,430)	(262,637)
Impairment of oil and natural gas properties	—	(60,209)
Accretion expense	(33,160)	(30,764)
Mark-to-market derivative fair value gain (loss)	(90,737)	(12,379)
Equity-based compensation expense	(6,379)	(4,955)
Equity method investment income (expense)	(65)	639
Gain (loss) on extinguishment of debt	(37,389)	—
Income tax benefit (expense)	(47,111)	24,204
Net income (loss)	(81,059)	(95,908)

(1)
Component of lease operating expense.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(3)
Primarily includes interest income and multi-year federal refund claims for the current period and the derecognition of a deferred payment that was deemed uncollectible for the prior period.

The following table presents selected segment information (in thousands):

	Nine Months Ended September 30,
	2026	2025
	Upstream
Revenues from external customers	$1,733,114	$1,387,833
Significant expenses:
Direct operating and maintenance(1)	(395,228)	(384,907)
Workover(1)	(30,346)	(13,587)
Adjusted general and administrative expense(2)	(108,709)	(100,654)
Net cash received (paid) on settled derivative instruments	(126,455)	55,087
Interest expense	(118,534)	(122,585)
Other segment items:
Other(3)	13,988	10,627
Depreciation, depletion and amortization	(693,183)	(813,059)
Impairment of oil and natural gas properties	(145,018)	(284,090)
Accretion expense	(104,007)	(93,704)
Mark-to-market derivative fair value gain (loss)	(137,119)	20,141
Equity-based compensation expense	(18,124)	(13,499)
Equity method investment income (loss)	6,492	(37)
Gain (loss) on extinguishment of debt	(37,389)	—
Income tax benefit (expense)	(26,656)	60,721
Net income (loss)	(187,174)	(291,713)

(1)
Component of lease operating expense.
(2)
Includes general and administrative expense less transaction expenses and equity-based compensation.
(3)
Primarily includes litigation expense more than offset by interest income and multi-year federal refund claims for the current period. Includes interest income and other miscellaneous operating income offset by the derecognition of a deferred payment that was deemed uncollectible for the prior period.

Reconciliations

The following table presents the reconciliation of Segment Expenditures to the Company’s consolidated totals (in thousands):

	Nine Months Ended September 30,
	2026	2025
Segment Expenditures:
Total reportable segments	$450,461	$439,499
Change in capital expenditures included in accounts payable and accrued liabilities	29,135	15,213
Plugging & abandonment	(90,561)	(90,078)
Decommissioning obligations settled	(238)	(1,227)
Investment in TEM 7	(315)	(1,996)
Deferred payments	(874)	(1,632)
Other	6,743	1,858
Exploration, development and other capital expenditures	$394,351	$361,637

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

Operational Update

The following encompasses recent operational updates since the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2026.

CPN — We achieved first oil at the CPN well (“CPN”) in late September 2026. We are the operator of CPN and hold a 65% working interest.

Monument — The second development well in the Monument oil discovery (“Monument”) was spud in early September 2026, later than previously anticipated, after the operator redeployed the rig to another asset in which we do not hold a working interest before returning the rig to Monument. Completion operations on both development wells are expected to commence after the second well reaches target depth. First oil from Monument is now expected in the first quarter of 2027. We hold a 29.7% non-operated working interest in Monument.

Brutus Program — The development program at our Brutus Field (“Brutus Program”) commenced during the third quarter with operations from the platform-based rig. First oil from the Brutus Program is expected to be phased from the second quarter through the fourth quarter of 2027. The Brutus Program has also expanded from four to five wells to include an additional sidetrack opportunity.

Daenerys — The appraisal well at our Daenerys discovery (“Daenerys”) was spud in early July 2026 and successfully reached its target depth in late August 2026. We expect to conduct further appraisal activity at Daenerys in 2027, including a sidetrack designed to further evaluate the discovery. We also expect to drill an exploration well in late 2027 targeting a prospect near Daenerys that we acquired in the December 2025 Big Beautiful Gulf 1 lease sale.

Offshore Honduras — We commenced the 3D seismic campaign in October 2026, initially targeting a portion of the deepwater acreage.

Recent Developments

The following encompasses recent developments since the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2026.

Closing of the Coulomb and Na Kika Acquisition — On September 22, 2026, we closed on the acquisition of certain oil and gas properties and related assets in the Mississippi Canyon area of the U.S. Gulf of America, including interests in the Coulomb and Na Kika Deepwater producing assets (the “Coulomb and Na Kika Acquisition”) from Shell Offshore Inc. (“Shell”). See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information.

Credit Facility Updates — In connection with the closing of the Coulomb and Na Kika Acquisition, the borrowing base under our bank credit facility increased from $700.0 million to $850.0 million, and the letter of credit sublimit increased from $250.0 million to $300.0 million. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Share Repurchase Program — During the three months ended September 30, 2026, we repurchased approximately 1.4 million shares for $23.6 million exclusive of broker commissions under our share repurchase program, which was previously authorized by our Board of Directors (the “Board”), resulting in $176.4 million available under the share repurchase program as of September 30, 2026. See “Liquidity and Capital Resources — Share Repurchase Program” for additional information.

Factors Affecting the Comparability of our Financial Condition and Results of Operations

No material events, such as acquisitions or divestitures, affected the comparability of our financial condition or results of operations for the periods presented herein other than the Coulomb and Na Kika Acquisition and the debt refinancing discussed in Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” and Part I, Item 1. “Financial Statements — Note 7 — Debt,” respectively. Management does not currently expect any material factors to affect the comparability of our future financial condition or results of operations, other than the Coulomb and Na Kika Acquisition and the debt refinancing.

Known Trends and Uncertainties

Except as discussed below, there have been no material developments to known trends and uncertainties discussed in our 2025 Annual Report:

Volatility in Oil, Natural Gas and NGL Prices — Oil, natural gas, and NGL prices have been, and are expected to continue to be, volatile. The war in Iran, which began in February 2026, has increased geopolitical risk in global energy markets and contributed to volatility in oil and gas prices. The war has also disrupted, and could further disrupt, maritime transit, supply chains, and energy infrastructure throughout the Middle East and adjacent waters, including along major shipping routes and chokepoints such as the Strait of Hormuz, a critical route for global oil and liquefied natural gas shipments. The duration and extent of these disruptions, and the timing and extent of any normalization of production, exports, transportation networks, and related supply chains, remain uncertain. Any continuation or further escalation of geopolitical tensions, or continued or increased disruptions to trade routes, supply chains, or energy infrastructure, could affect global supply-demand balances and contribute to further volatility in commodity prices. Such volatility could also affect customer demand, counterparty credit risk and broader macroeconomic conditions. We cannot predict the nature, timing or magnitude of any future effects on our business, financial condition or results of operations.

Our revenues, cash flow, profitability, access to capital, capital expenditures, and liquidity are directly influenced by commodity prices. We use hedging instruments as part of our risk management strategy to reduce the impact of near-term price volatility, mitigate downside exposure, and allow for participation in favorable commodity price movements during periods of higher prices. We also anticipate continuing to operate our business in a volatile market by prioritizing high-return development projects, focusing on cost control measures, and maintaining a strong balance sheet to provide financial, operational and capital spending flexibility under a range of price scenarios. We continue to monitor commodity price trends closely and will modify our plans within our strategy as appropriate. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments” for additional information regarding our commodity derivative positions as of September 30, 2026.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of production.

Inflation of Cost of Goods, Services and Personnel — The war in Iran triggered inflationary pressures in the global economy. In September 2026, the U.S. Federal Reserve raised its benchmark federal funds rate by a quarter of a percentage point to a range of 3.75% to 4.00%. Future changes to the benchmark interest rate remain uncertain.

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

Impairment of Oil and Natural Gas Properties — Under the full cost method of accounting, the “ceiling test” under SEC rules and regulations specifies that evaluated and unevaluated properties’ capitalized costs, less accumulated amortization and related deferred income taxes (the “Full Cost Pool”), should be compared to a formulaic limitation (the “Ceiling”) each quarter on a country-by-country basis. If the Full Cost Pool exceeds the Ceiling, an impairment must be recorded. No impairment was recorded during the three months ended September 30, 2026. However, as a result of our ceiling test computations, an impairment of our U.S. oil and natural gas properties was recorded during the nine months ended September 30, 2026 of $145.0 million. At September 30, 2026 our ceiling test computation was based on SEC pricing of $75.79 per Bbl of oil, $3.87 per Mcf of natural gas and $20.35 per Bbl of NGLs. During the three and nine months ended September 30, 2025, we recorded an impairment of $60.2 million and $284.1 million, respectively. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment” for additional information.

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

Financial Assurance Rule Update — On March 9, 2026, BOEM published a new proposed rule entitled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations.” The proposed rule reverts to BOEM’s former policy of considering the financial strength of co-owners and predecessors in title when determining whether supplemental financial assurance is required, and revises the credit rating threshold used for evaluating the financial health of lessees and grantees from BBB- to BB- (S&P Global Ratings) or Baa3 to Ba3 (Moody’s Investor Service Inc.). MMA (the new bureau combining BOEM and BSEE), however, retains the discretion to require financial assurance and/or issue liability orders where appropriate, including if it determines there is a substantial risk of nonperformance of an interest holder’s decommissioning liabilities for which the predecessor is not liable.

While we anticipate that MMA’s proposed rule, if finalized in its current form, would reduce the amount of financial assurance required from certain lessees as compared to the previous rule, the final version and timing of adoption of MMA’s proposed rule remain uncertain. Any future requirements to provide additional or replacement financial assurances under future regulatory actions or rules could require significant use of our capital or restrict liquidity and could materially and adversely affect our financial condition, cash flows, liquidity, and results of operations.

See Part I, Items 1 and 2. “Business and Properties — Government Regulation — BOEM Financial Assurance Requirements” and Part I, Item 1A. “Risk Factors — We may not be able to obtain sufficient surety bonds on reasonably acceptable terms to conduct our business” in our 2025 Annual Report for further background on BOEM’s financial assurance requirements.

Update on National Marine Fisheries Service’s Gulf of America Revised Biological Opinion — In August 2024, the federal district court for the District of Maryland vacated the 2020 Biological Opinion issued by the National Marine Fisheries Service (“NMFS”), related to oil and gas activities in the Gulf of America. On May 20, 2025, NMFS published a new Biological Opinion for the Gulf of America oil and gas program, superseding and replacing all prior biological opinions relating to the program. Two lawsuits were filed opposing the new Biological Opinion, one by several environmental groups (Sierra Club, the Center for Biological Diversity, Friends of the Earth and Turtle Island Restoration Network) who filed in the federal district court for the District of Maryland, and the other by the State of Louisiana, the American Petroleum Institute and Chevron U.S.A. Inc. who filed in the Western Louisiana District Court. On February 20, 2026, the Western Louisiana District Court remanded without vacatur NMFS’ 2025 Biological Opinion, declaring that the Rice’s whale jeopardy finding and the Reasonable and Prudent Alternative are arbitrary, capricious and contrary to law. NMFS was required to complete the remand within 185 days of the Western Louisiana District Court’s order. As a result of the remand, the intervenors in the lawsuit filed in the District of Maryland sought to stay the litigation pending completion of the remand order. On March 31, 2026, the Endangered Species Committee (“ESC”), comprised of the Secretary of the Interior, the Secretary of Agriculture, the Secretary of the Army, the Chair of the Council of Economic Advisers, the Administrator of the Environmental Protection Agency, and the Administrator of the National Oceanic and Atmospheric Administration, held a public meeting to address the Secretary of War’s national security finding that it was necessary to exempt Gulf of America oil and gas activities from requirements of the Endangered Species Act. By unanimous vote, the ESC exempted oil and gas activities in the Gulf of America from Section 7 consultation and Section 7(a)(2) requirements pursuant to Section 7(h) of the Endangered Species Act. On June 24, 2026, the District of Maryland’s federal district court judge issued a decision from the bench to dismiss the challenge to the 2025 Biological Opinion on the basis that it is moot given the ESC’s exemption decision. On the same day, the Maryland court judge issued a written order dismissing the plaintiffs’ case without prejudice for lack of subject-matter jurisdiction. Several separate lawsuits have been filed challenging the ESC’s exemption decision and the underlying national security finding. At this time, the ultimate impact of the ESC decision is uncertain.

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

Results of Operations

Revenue

The information below provides a discussion of, and an analysis of significant variance in, our oil, natural gas and NGL revenues, production volumes and sales prices (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Oil	$549,800	$400,210	$149,590	$1,578,566	$1,214,128	$364,438
Natural gas	32,139	41,306	(9,167)	116,082	133,456	(17,374)
NGL	14,052	8,537	5,515	38,466	40,249	(1,783)
Total revenues	$595,991	$450,053	$145,938	$1,733,114	$1,387,833	$345,281

Production Volumes:
Oil (MBbls)	6,306	6,127	179	18,287	18,095	192
Natural gas (MMcf)	8,625	12,606	(3,981)	28,117	36,626	(8,509)
NGL (MBbls)	671	529	142	1,965	2,132	(167)
Total production volume (MBoe)	8,415	8,757	(342)	24,938	26,331	(1,393)

Daily Production Volumes by Product:
Oil (MBblpd)	68.5	66.6	1.9	67.0	66.3	0.7
Natural gas (MMcfpd)	93.8	137.0	(43.2)	103.0	134.2	(31.2)
NGL (MBblpd)	7.3	5.8	1.5	7.2	7.8	(0.6)
Total production volume (MBoepd)	91.5	95.2	(3.7)	91.3	96.5	(5.2)

Average Sale Price Per Unit:
Oil (per Bbl)	$87.19	$65.32	$21.87	$86.32	$67.10	$19.22
Natural gas (per Mcf)	$3.73	$3.28	$0.45	$4.13	$3.64	$0.49
NGL (per Bbl)	$20.94	$16.14	$4.80	$19.58	$18.88	$0.70
Price per Boe	$70.82	$51.39	$19.43	$69.50	$52.71	$16.79
Price per Boe (including realized commodity derivatives)	$67.28	$53.29	$13.99	$64.43	$54.80	$9.63

The information below provides an analysis of the change in our oil, natural gas and NGL revenues due to changes in sales prices and production volumes (in thousands):

	Three Months Ended September 30, 2026 vs 2025			Nine Months Ended September 30, 2026 vs 2025
	Price	Volume	Total	Price	Volume	Total
Revenues:
Oil	$137,898	$11,692	$149,590	$351,555	$12,883	$364,438
Natural gas	3,891	(13,058)	(9,167)	13,599	(30,973)	(17,374)
NGL	3,223	2,292	5,515	1,370	(3,153)	(1,783)
Total revenues	$145,012	$926	$145,938	$366,524	$(21,243)	$345,281

Three Months Ended September 30, 2026 and 2025 Volumetric Analysis — Production volumes decreased by 3.7 MBoepd to 91.5 MBoepd. This decrease is primarily attributable to 3.1 MBoepd in production related to the divestiture of a wholly-owned subsidiary that held non-core, gas-weighted and predominantly non-operated Shelf and Gulf Coast properties (the “Shelf and Gulf Coast Divestiture”) compared to the same period in 2025. Additionally, there was a 2.8 MBoepd decline at the Brutus Field, primarily driven by a high-rate gas recompletion, where the well has declined as expected and will be sidetracked to a deeper target in the ongoing Brutus Program. These decreases were partially offset by an increase of 3.0 MBoepd related to incremental production at our Sunspear Field.

Nine Months Ended September 30, 2026 and 2025 Volumetric Analysis — Production volumes decreased by 5.2 MBoepd to 91.3 MBoepd. This decrease is primarily attributable to a 4.2 MBoepd decline at the Brutus Field, driven by factors mentioned above, as well as 1.7 MBoepd in production related to the Shelf and Gulf Coast Divestiture compared to the same period in 2025. These decreases were partially offset by an increase of 3.6 MBoepd related to incremental production at our Sunspear Field.

Operating Expenses

Lease Operating Expense

The following table highlights lease operating expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease operating expenses	$140,856	$133,718	$425,574	$398,494
Lease operating expenses per Boe	$16.74	$15.27	$17.07	$15.13

Three Months Ended September 30, 2026 and 2025 — Lease operating expense for the three months ended September 30, 2026 increased by approximately $7.1 million, or 5%, primarily due to higher direct operating expenses associated with non-operated properties. The increase was partially offset by lower non-recurring project costs.

Nine Months Ended September 30, 2026 and 2025 — Lease operating expense for the nine months ended September 30, 2026 increased by approximately $27.1 million, or 7%. This was primarily due to an increase in major well workover expenses at the Galapagos Field to return the Genovesa well to production compared to the same period in 2025.

Depreciation, Depletion and Amortization

The following table highlights depreciation, depletion and amortization items. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization	$233,430	$262,637	$693,183	$813,059

Three Months Ended September 30, 2026 and 2025 — Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2026 decreased by approximately $29.2 million, or 11%. This decrease was primarily driven by a decrease of $2.23, or 7%, in the depletion rate on our proved oil and natural gas properties, as well as decreased production volumes of 3.7 MBoepd discussed above. The change in DD&A rate and decreased production volumes between periods caused DD&A expense to decrease by $18.8 million and $10.3 million, respectively.

Nine Months Ended September 30, 2026 and 2025 — DD&A expense for the nine months ended September 30, 2026 decreased by approximately $119.9 million, or 15%. This decrease was primarily driven by a decrease of $3.07, or 10%, in the depletion rate on our proved oil and natural gas properties, as well as decreased production volumes of 5.2 MBoepd discussed above. The change in DD&A rate and decreased production volumes between periods caused DD&A expense to decrease by $76.6 million and $42.9 million, respectively. The decrease in the DD&A rate was primarily attributable to a lower amortization base resulting from impairment charges recorded in prior periods.

General and Administrative Expense

The following table highlights general and administrative expense items in total and on a cost per Boe production basis. The information below provides the financial results and an analysis of significant variances in these results (in thousands, except per Boe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expense	$43,143	$41,547	$128,739	$115,592
General and administrative expense per Boe	$5.13	$4.74	$5.16	$4.39

Three Months Ended September 30, 2026 and 2025 — General and administrative expense was relatively flat for the three months ended September 30, 2026.

Nine Months Ended September 30, 2026 and 2025 — General and administrative expense for the nine months ended September 30, 2026 increased by approximately $13.1 million, or 11%, primarily driven by higher employee related costs compared to the same period in 2025.

Miscellaneous

The following table highlights miscellaneous items in total. The information below provides the financial results and an analysis of significant variances in these results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accretion expense	$33,160	$30,764	$104,007	$93,704
Impairment of oil and natural gas properties	$—	$60,209	$145,018	$284,090
Other operating (income) expense	$(11,574)	$7,272	$675	$(1,115)
Interest expense	$40,194	$40,847	$118,534	$122,585
Price risk management activities (income) expense	$120,576	$(4,226)	$263,574	$(75,228)
Equity method investment (income) expense	$65	$(639)	$(6,492)	$37
Other (income) expense	$30,051	$(2,051)	$20,636	$(11,282)
Income tax (benefit) expense	$47,111	$(24,204)	$26,656	$(60,721)

Three Months Ended September 30, 2026 and 2025 —

Impairment of oil and natural gas properties — During the three months ended September 30, 2026, we did not record an impairment of our oil and natural gas properties. During the three months ended September 30, 2025, we recorded a $60.2 million impairment of our oil and natural gas properties. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.” for additional information.

Other Operating (Income) Expense — During the three months ended September 30, 2026, we recorded income of $15.1 million related to multi-year federal royalty refund claims partially offset by a $3.0 million accrual related to a court judgment in a lawsuit. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information regarding the lawsuit.

Price Risk Management Activities — The expense of $120.6 million for the three months ended September 30, 2026 consists of $90.7 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $29.8 million in cash settlement losses. The income of $4.2 million for the three months ended September 30, 2025 consists of $16.6 million in cash settlement gains partially offset by $12.4 million in non-cash losses from the decrease in the fair value of our open derivative contracts.

These unrealized gains or losses on open derivative contracts relate to production for future periods; however, changes in the fair value of all of our open derivative contracts are recorded as a gain or loss on our Condensed Consolidated Statements of Operations at the end of each reporting period. As a result of the derivative contracts we have on our anticipated production volumes through December 2027, we expect these activities to continue to impact net income (loss) based on fluctuations in market prices for oil and natural gas. See Part I, Item 1. “Financial Statements — Note 5 — Financial Instruments.”

Other (Income) Expense — During the three months ended September 30, 2026, we recorded a $37.4 million loss on extinguishment of debt in conjunction with the redemption of the 9.000% Second-Priority Senior Secured Notes due 2029 (the “9.000% Notes”). See Part I, Item 1. “Financial Statements — Note 7 – Debt” for more information.

Income Tax (Benefit) Expense — During the three months ended September 30, 2026, we recorded $47.1 million of income tax expense compared to $24.2 million of income tax benefit during the three months ended September 30, 2025. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

Nine Months Ended September 30, 2026 and 2025 —

Accretion Expense — During the nine months ended September 30, 2026, we recorded $104.0 million of accretion expense compared to $93.7 million during the nine months ended September 30, 2025. The change is primarily due to a higher balance subject to accretion for the nine months ended September 30, 2026.

Impairment of oil and natural gas properties — During the nine months ended September 30, 2026, we recorded a $145.0 million impairment of our oil and natural gas properties. During the nine months ended September 30, 2025, we recorded a $284.1 million impairment of our oil and natural gas properties. See Part I, Item 1. “Financial Statements — Note 3 — Property, Plant and Equipment.” for additional information.

Price Risk Management Activities — The expense of $263.6 million for the nine months ended September 30, 2026 consists of $137.1 million in non-cash losses from the decrease in the fair value of our open derivative contracts and $126.5 million in cash settlement losses. The income of $75.2 million for the nine months ended September 30, 2025 consists of $55.1 million in cash settlement gains and $20.1 million in non-cash gains from the increase in the fair value of our open derivative contracts.

Equity Method Investment (Income) Expense — During the nine months ended September 30, 2026, we recorded equity income of $6.5 million, which includes a $6.8 million gain on the sale of an additional 30.1% equity interest in Talos Energy Mexico 7, S. de R.L. de C.V. (“TEM 7” and the “Incremental Mexico Equity Sale”). See Part I, Item 1. “Financial Statements — Note 6 – Equity Method Investments for additional information.

Other (Income) Expense — During the nine months ended September 30, 2026, we recorded a $37.4 million loss on extinguishment of debt in conjunction with the redemption of the 9.000% Notes. See Part I, Item 1. “Financial Statements — Note 7 – Debt” for more information.

Income Tax (Benefit) Expense — During the nine months ended September 30, 2026, we recorded $26.7 million of income tax expense compared to $60.7 million of income tax benefit during the nine months ended September 30, 2025. See Part I, Item 1. “Financial Statements — Note 10 — Income Taxes” for additional information.

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
•
Adjusted EBITDA attributable to Talos Energy Inc. — Adjusted EBITDA, less adjustments for noncontrolling interest.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Talos Energy Inc.	$(81,244)	$(95,905)	$(187,742)	$(291,710)
Net income (loss) attributable to noncontrolling interest	185	(3)	568	(3)
Net income (loss)	(81,059)	(95,908)	(187,174)	(291,713)
Interest expense	40,194	40,847	118,534	122,585
Income tax (benefit) expense	47,111	(24,204)	26,656	(60,721)
Depreciation, depletion and amortization	233,430	262,637	693,183	813,059
Accretion expense	33,160	30,764	104,007	93,704
EBITDA	272,836	214,136	755,206	676,914
Impairment of oil and natural gas properties	—	60,209	145,018	284,090
Transaction and other (income) expenses(1)	(994)	9,253	8,955	3,901
Decommissioning obligations(2)	(59)	316	318	235
Derivative fair value (gain) loss(3)	120,576	(4,226)	263,574	(75,228)
Net cash received (paid) on settled derivative instruments(3)	(29,839)	16,605	(126,455)	55,087
(Gain) loss on debt extinguishment	37,389	—	37,389	—
Non-cash equity-based compensation expense	6,379	4,955	18,124	13,499
Adjusted EBITDA	406,288	301,248	1,102,129	958,498
Less: adjustment for noncontrolling interest	221	8	675	8
Adjusted EBITDA attributable to Talos Energy Inc.	$406,067	$301,240	$1,101,454	$958,490

(1)
For the three and nine months ended September 30, 2026 and 2025, transaction expenses were not material. Other income (expense) includes other miscellaneous income and expenses that we do not view as a meaningful indicator of our operating performance. For the nine months ended September 30, 2026, it includes litigation related expense of $17.3 million offset by a $6.8 million gain on the Incremental Mexico Equity Sale. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information on litigation and “Financial Statements — Note 6 — Equity Method Investments” for additional information on the Incremental Mexico Equity Sale. For the three and nine months ended September 30, 2025, it includes the derecognition of $8.9 million related to a deferred payment that was deemed uncollectible.
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by our operations and borrowings under our bank credit facility. Our primary uses of cash are for capital expenditures, acquisitions, operating costs, working capital, debt service, share repurchases, future collateral payments, and general corporate purposes. The cost of borrowing under our bank credit facility is influenced by changes in the federal funds rate. As interest rates increase, it becomes more expensive to borrow money while interest rate cuts make it less expensive to borrow money.

Effective as of the closing of the Coulomb and Na Kika Acquisition, our bank credit facility borrowing base increased from $700.0 million to $850.0 million. Our available liquidity (cash plus available capacity under the bank credit facility) was $1,076.3 million as of September 30, 2026. Letters of credit that are outstanding reduce the available bank credit commitments. The borrowing base in reserve-based lending, which is influenced by banking regulations and guidelines, is a dynamic figure subject to regular redeterminations. Changes in reserve estimations (e.g., lower production forecasts or reduced proved reserves), downward adjustments to the lender's internal price deck (i.e., commodity price expectations), and ongoing production can lead to a reduction in the borrowing base, impacting available liquidity under our bank credit facility. The next redetermination of our borrowing base is expected in the fourth quarter of 2026.

We fund drilling, completions, and development activities primarily through operating cash flows, cash on hand and through borrowings under the bank credit facility, if necessary. Historically, we have funded significant acquisitions with the issuance of senior notes, borrowings under the bank credit facility, and through additional equity issuances. We occasionally adjust our capital budget in response to changing operating cash flow forecasts and market conditions, including the prices of oil, natural gas, and NGLs, acquisition opportunities, and the results of our exploration and development activities. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Capital and Other Expenditures — The following is a table of our capital expenditures, excluding acquisitions, for the nine months ended September 30, 2026 (in thousands):

U.S. drilling & completions	$250,842
Asset management(1)	38,297
Seismic and G&G, land, capitalized G&A, and other	70,208
Total capital expenditures	359,347
Plugging & abandonment	90,561
Decommissioning obligations settled(2)	238
Investment in Mexico	315
Total capital and other expenditures	$450,461

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

Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the bank credit facility, provide sufficient liquidity to fund the remaining portion of our 2026 capital spending program of $475.0 million to $525.0 million and plugging & abandonment and decommissioning obligations of $135.0 million to $145.0 million. However, our ability to (i) generate sufficient cash flows from operations, (ii) obtain future borrowings under the bank credit facility, and (iii) repay or refinance any of our indebtedness on commercially reasonable terms or at all for any potential future acquisitions, joint ventures or other similar transactions, depends on various operating and economic conditions, many of which are beyond our control. To the extent possible, we have attempted to mitigate certain of these risks (e.g., by entering into oil and natural gas derivative contracts to reduce the financial impact of downward commodity price movements on a substantial portion of our anticipated production), but we could be required to take additional future actions on an opportunistic basis. To address further changes in the financial or commodity markets, future actions may include, without limitation, issuing debt, including secured debt, or issuing equity to directly or independently repurchase or refinance our outstanding indebtedness.

Agreements with Collateral Requirements — We entered into arrangements (“CFSAs”) with our surety providers in the fourth quarter of 2025. The CFSAs require us to post agreed upon amounts of collateral through July 1, 2031. The collateral requirements may be secured by cash or letters of credit which will reduce our liquidity. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information.

In connection with the closing of the Coulomb and Na Kika Acquisition, we entered into a decommissioning security agreement with Shell to secure the estimated decommissioning obligations associated with our interests in the acquired assets. See Part I, Item 1. “Financial Statements — Note 13 — Commitments and Contingencies” for additional information.

Share Repurchase Program — The Board initially approved a share repurchase program of $100.0 million on March 20, 2023, with subsequent approval of increases in share repurchase capacity of $150.0 million on July 22, 2024, approximately $42.5 million on March 25, 2025, and $157.3 million on April 27, 2026 for a total aggregate repurchase capacity of approximately $449.8 million. Approximately $176.4 million is remaining under the authorized program as of September 30, 2026. During the three and nine months ended September 30, 2026, we repurchased approximately 1.4 million and 4.1 million shares for $23.6 million and $61.8 million, respectively, excluding broker commissions. Since March 2023, in aggregate, we have repurchased 24.1 million shares for approximately $273.4 million excluding broker commissions. The share repurchase program has no set term limits. All repurchased shares are held in treasury.

Repurchases of shares may be made from time to time in the open market, in privately negotiated transactions, or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

Overview of Cash Flow Activities — The following table summarizes cash flows provided by (used in) each type of activity for the following periods (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating activities	$800,432	$734,046
Investing activities	$(784,886)	$(404,687)
Financing activities	$33,255	$(135,382)

Operating Activities — Cash flow from operating activities increased $66.4 million in the nine months ended September 30, 2026 compared to the corresponding period in 2025. Key drivers of cash flow from operating activities are commodity prices, production volumes and operating costs as presented and discussed under the subsection entitled “— Results of Operations.”

The change between periods is primarily attributable to a $230.7 million increase in cash from earnings after non-cash items, as presented in the Condensed Consolidated Statements of Cash Flows under Part I, Item 1. “Financial Statements.” Additionally, during the nine months ended September 30, 2026, $126.5 million of cash was paid to settle expired commodity derivative instruments compared to $55.1 million of cash received for the corresponding period in 2025.

Investing Activities — Cash flow used in investing activities increased $380.2 million in the nine months ended September 30, 2026 compared to the corresponding period in 2025. During the nine months ended September 30, 2026, we made payments of $440.3 million related to acquisitions, of which $420.3 million was made in connection with the Coulomb and Na Kika Acquisition. During the nine months ended September 30, 2025, we completed the acquisition of an incremental working interest in the Monument oil discovery in the Deepwater U.S. Gulf of America located on certain Walker Ridge lease blocks for $14.8 million and acquired incremental working interests in U.S. Gulf of America Mississippi Canyon blocks 108 and 110 for $33.7 million. During the nine months ended September 30, 2026, we generated $53.9 million from the Incremental Mexico Equity Sale. See Part I, Item 1. “Financial Statements — Note 2 — Acquisitions and Divestitures” for additional information. Capital expenditures increased $32.7 million due to project timing between the current period and the corresponding period in 2025.

Financing Activities — Cash flow provided by (used in) financing activities increased $168.6 million in the nine months ended September 30, 2026 compared to the corresponding period in 2025. On July 13, 2026, we closed an $800.0 million notes offering (discussed below) and fully redeemed the 9.000% Notes for an aggregate payoff of $653.1 million, including a $28.1 million redemption premium. During the nine months ended September 30, 2026, we repurchased $60.8 million of our common stock through our share repurchase program compared to $103.0 million in the corresponding period in 2025. See subsection entitled “— Liquidity and Capital Resources — Share Repurchase Program” for additional information. Additionally, we incurred $24.2 million of deferred financing costs during the nine months ended September 30, 2026, of which $15.4 million related to the notes offering and $8.8 million was associated with our bank credit facility. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Overview of Debt Instruments

8.000% Second-Priority Senior Secured Notes — due July 2034 — The $800.0 million 8.000% Second-Priority Senior Secured Notes due 2034 (the “8.000% Notes”) were issued on July 13, 2026 pursuant to a base indenture, as supplemented by a first supplemental indenture (collectively, the “2034 Indenture”), by and among the Parent Company, Talos Production Inc., as issuer of the 8.000% Notes (“Talos Production” or “Issuer”), the subsidiary guarantors party thereto (together with the Parent Company, the “8.000% Notes Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent. The 8.000% Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 8.000% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 8.000% Notes rank equally in right of payment with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 8.000% Notes Guarantors’ future debt that is, by its term, expressly subordinated in right of payment to the 8.000% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 8.000% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 8.000% Notes are effectively pari passu with all of the Issuer’s and the 8.000% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 9.375% Second-Priority Senior Secured Notes due 2031 and are effectively junior to any existing and future obligations of the Issuer and the 8.000% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 8.000% Notes including indebtedness under the bank credit facility. The 8.000% Notes mature on July 15, 2034 and have interest payable semi-annually each January 15 and July 15, commencing January 15, 2027.

9.000% Second-Priority Senior Secured Notes — due February 2029 — On July 13, 2026, we redeemed the entire outstanding aggregate principal amount of the 9.000% Notes using the proceeds from the issuance of the 8.000% Notes. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for more information.

9.375% Second-Priority Senior Secured Notes — due February 2031 — The 9.375% Second-Priority Senior Secured Notes due 2031 (the “9.375% Notes” and, together with the 8.000% Notes, the “Senior Notes”) were issued on February 7, 2024 pursuant to a base indenture, as supplemented by a first and second supplemental indenture (collectively, the “2031 Indenture”), by and among the Parent Company, the Issuer, the subsidiary guarantors party thereto (the “9.375% Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent. The 9.375% Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 9.375% Notes are secured on a second-priority senior secured basis by liens on substantially the same collateral as the collateral securing the Issuer’s existing first-priority obligations under its bank credit facility. The 9.375% Notes rank equally in right of payment with all of the Issuer’s and the 9.375% Notes Guarantors’ existing and future senior obligations, are senior in right of payment to any obligations of the Issuer and the 9.375% Notes Guarantors’ future debt that is, by its term, expressly subordinated in right of payment to the 9.375% Notes and, to the extent of the value of the collateral, are effectively senior to all existing and future unsecured obligations of the Issuer and the 9.375% Notes Guarantors (other than the Company) and any future obligations of the Issuer and the 9.375% Notes Guarantors that are secured by the collateral on a junior-priority basis. The 9.375% Notes are effectively pari passu with all of the Issuer’s and the 9.375% Notes Guarantors’ existing and future obligations that are secured by the collateral on a second-priority basis including the 8.000% Notes and are effectively junior to any existing and future obligations of the Issuer and the 9.375% Notes Guarantors that are secured by the collateral on a senior-priority basis to the 9.375% Notes including indebtedness under the bank credit facility. The 9.375% Notes mature on February 1, 2031 and have interest payable semi-annually each February 1 and August 1, commencing August 1, 2024. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Revolving Reserve-based Credit Facility — matures January 2030 — We maintain a bank credit facility with a syndicate of financial institutions. The borrowing base is redetermined by the lenders at least semi-annually, typically during the second quarter and fourth quarter of each year based on a proved reserves report that we deliver to the administrative agent of the bank credit facility. See Part I, Item 1. “Financial Statements — Note 7 — Debt” for additional information.

Material Cash Requirements — We have various contractual obligations in the normal course of our operations. Some of these obligations may be reflected in our accompanying Condensed Consolidated Financial Statements, while other obligations, such as certain operating leases and capital commitments, are not reflected on our accompanying Condensed Consolidated Financial Statements.

The following discussion summarizes material changes to our contractual obligations from those disclosed in our 2025 Annual Report:

Debt — During July 2026, the $800.0 million 8.000% Notes were issued and a portion of the proceeds were used to redeem the 9.000% Notes as discussed in Part I, Item 1. “Financial Statements — Note 7 — Debt.” As a result, our long-term material cash requirements and contractual obligations disclosed in our 2025 Annual Report have been modified by extending the maturity of the refinanced indebtedness from February 2029 to July 2034. Our remaining estimated interest payments associated with our debt are now $801.8 million compared to $525.5 million disclosed in our 2025 Annual Report primarily due to the increased term of the notes and increased principal outstanding, partially offset by the lower coupon rate.

Vessel Commitments — On July 1, 2026, we entered into a 365-day minimum commitment vessel contract with a financial commitment of approximately $160.0 million. We plan to utilize the vessel for certain Deepwater drilling and completion operations commencing in mid-2027. Other joint owners, to the extent they elect to participate, will be billed for their working interest share of such costs.

Performance Obligations — As of September 30, 2026, we had outstanding performance bonds totaling $1.6 billion primarily related to plugging and abandonment of wells and removal of facilities in the U.S. Gulf of America. Additionally, we had outstanding letters of credit issued under our bank credit facility totaling $183.8 million. Letters of credit that are outstanding reduce the available revolving credit commitments. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report subsection entitled “— Known Trends and Uncertainties — Financial Assurance Requirements” and “— Known Trends and Uncertainties — Financial Assurance Market Outlook” for additional information on BOEM’s supplemental bonding requirements and the potential lack of surety bond capacity to comply with BOEM’s financial assurance requirements, which could have a material adverse effect on our business, properties, results of operations and financial condition.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates from those disclosed in our 2025 Annual Report under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Recently Adopted Accounting Standards

See Part I, Item 1. “Financial Statements — Note 1 — Organization, Nature of Business and Basis of Presentation.”

Recently Issued Accounting Standards

No accounting standards were issued during the quarterly period ended September 30, 2026 that were material to us. In addition, information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part I, Item 1. “Financial Statements — Note 1 — Organization, Nature of Business and Basis of Presentation.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposures to certain market risks, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report. There have been no material changes from the disclosures presented in our 2025 Annual Report regarding our exposures to certain market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation, disputes related to our business, regulatory examinations and administrative proceedings primarily arising in the ordinary course of business in jurisdictions in which the Company does business. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s financial position; however, an unfavorable outcome could have a material adverse effect on the Company’s results of operations for a specific interim period or year.

Except as described below, there have been no material developments with respect to the information previously reported under Part I, Item 3. “Legal Proceedings” of our 2025 Annual Report.

Update on Equinor lawsuit. As previously disclosed in our 2025 Annual Report, on June 13, 2024, Equinor USA E&P Inc. (f/k/a Statoil USA E&P, Inc., and f/k/a Norsk Hydro USA Oil & Gas, Inc.) (“Equinor”) filed a complaint against Talos ERT LLC (“Talos ERT”) in the U.S. District Court for the Southern District of Texas, seeking to recover its decommissioning and P&A expenses for a certain U.S. Gulf of America lease, Mississippi Canyon 941 (“MC 941 Lease”) acquired from the prior leaseholder, Bennu Oil & Gas, Inc., out of the Bennu Chapter 7 bankruptcy in 2017. Equinor’s claim rests upon a purported indemnity set forth in a 2006 conveyance instrument in which a former affiliate of Equinor, Hydro Gulf of Mexico, LLC (“Hydro GOM”), sold a 25% interest in the MC 941 Lease to Energy Resource Technology GOM, Inc. (“ERT”) (n/k/a Talos ERT). That 25% lease interest was then conveyed to ATP Oil & Gas, Inc. a few months later. The interest was sold several times thereafter, including in 2017, when Equinor reacquired the remainder of the MC 941 Lease, giving it 100% ownership and control thereafter. Equinor commenced production from the MC 941 Lease in 2017 and production continues today. As a result, Equinor filed its lawsuit seeking decommissioning costs not yet incurred and for unknown and unspecified amounts to be paid at some uncertain time in the future for such liabilities. On September 23, 2024, Talos ERT filed an answer denying all material allegations in Equinor’s complaint and asserted a counterclaim for declaratory relief. Talos ERT’s counterclaim relies upon indemnities provided pursuant to subsequent transactions of the 25% interest, which Talos ERT asserts Equinor assumed directly or owes as burdens or obligations that travel with the land that it acquired, burdening each successive owner, such as Equinor. Talos ERT’s counterclaim seeks a declaration that Equinor owes Talos ERT reimbursements for all decommissioning costs and Talos ERT’s legal fees in the litigation. On January 10, 2025, Equinor amended its complaint to add eight legal and equitable claims for recovery against Talos ERT, expanding the scope of the alleged decommissioning obligations to include the Titan floating platform that was placed on location at the MC 941 Lease in 2010, roughly four years after ERT sold its interest in the MC 941 Lease in 2006, and the full cost to plug and abandon all wells on the MC 941 Lease.

In September 2026, the District Court ruled on both parties’ motions to dismiss the other’s claims, dismissing six of the theories asserted by Equinor, leaving only its declaratory relief and breach of contract claims, as well as leaving Talos ERT’s lone claim (for declaratory relief) intact. Talos ERT will continue to vigorously defend against Equinor’s claims and pursue recovery under its counterclaim. The trial is currently scheduled for summer 2027 but may be impacted and changed as discovery continues.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report, including in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or in our other filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risks and other cautionary statements described in this Quarterly Report, our 2025 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as described below and elsewhere in this Quarterly Report, there have been no material changes in our risk factors from those described in our 2025 Annual Report.

Our expansion into international regions, including our recently announced offshore project in Honduras, may expose us to additional political, regulatory, operational and commercial risks that could adversely affect our ability to realize the benefits of our investments.

Our strategy includes pursuing exploration and development opportunities in international basins, including our recently announced offshore project in Honduras as well as our pending offshore Mexico farm-in transaction. Operations in foreign jurisdictions, including offshore Honduras and offshore Mexico, present risks that differ from those associated with our operations in the U.S. Gulf of America. These risks include potential changes and uncertainties in laws, regulations, fiscal requirements or contractual terms; delays in obtaining or maintaining governmental approvals, permits or licenses; political instability and transitions; challenges associated with operating in an underdeveloped offshore basin; limitations in transportation, processing or export infrastructure; local content requirements; and difficulties in attracting qualified service providers and personnel.

In particular, offshore Honduras remains relatively underexplored, and geological interpretations, resource estimates and commercial assumptions may ultimately differ from our current expectations. If we are unable to successfully explore, develop or monetize our interests in Honduras, or if the political, regulatory or economic environment becomes less favorable, we may be unable to realize the anticipated benefits of our investment and exploration efforts in this and other new international regions.

We recently closed the acquisition of certain assets in the U.S. Gulf of America. We may not be able to successfully integrate these assets or other future acquisitions or achieve anticipated benefits.

The success of the Coulomb and Na Kika Acquisition in the U.S. Gulf of America and other pending and future acquisitions will depend, in part, on our ability to effectively integrate acquired assets and interests into our existing portfolio, accurately assess reserves and production performance, manage additional operating and abandonment obligations, and manage any increased leverage or capital requirements associated with these assets. Actual results may differ materially from our expectations, and any failure to realize anticipated benefits or identify liabilities associated with acquired assets could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our repurchase of shares of common stock during the three months ended September 30, 2026 (in thousands, except for the share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Values of Shares that May Yet be Purchased Under the Program
July 1, 2026 - July 31, 2026	—	$—	—	$200,000
August 1, 2026 - August 31, 2026	694,213	$15.73	694,213	$189,078
September 1, 2026 - September 30, 2026	753,653	$16.85	753,653	$176,379
Total	1,447,866	$16.31	1,447,866

(1)
Refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated as of February 7, 2024, by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee (9.000% Senior Notes) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.2

First Supplemental Indenture, dated as of March 4, 2024, by and among Talos Production Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (9.000% Senior Notes) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

4.3

Indenture, dated as of February 7, 2024, by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, (9.375% Senior Notes) (incorporated by reference to Exhibit 4.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on February 7, 2024).

4.4

First Supplemental Indenture, dated as of March 4, 2024, by and among Talos Production Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (9.375% Senior Notes) (incorporated by reference to Exhibit 4.3 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on March 5, 2024).

4.5

Second Supplemental Indenture, dated as of September 22, 2026, among Talos Production Inc., Talos Ocho Energy LLC and Wilmington Trust, National Association, as trustee and as collateral agent (9.375% Second-Priority Senior Secured Notes due 2031) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Current Report on Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2026).

4.6

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

4.8

Indenture, dated as of July 13, 2026, by and among Talos Production Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, (8.000% Senior Notes) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 13, 2026).

4.9

First Supplemental Indenture, dated as of September 22, 2026, among Talos Production Inc., Talos Ocho Energy LLC and Wilmington Trust, National Association, as trustee and as collateral agent (8.000% Second-Priority Senior Secured Notes due 2034) (incorporated by reference to Exhibit 4.1 to Talos Energy Inc.’s Current Report on Form 8-K (File No. 001-38497) filed with the SEC on September 22, 2026).

4.10

Form of 8.000% Second-Priority Senior Secured Note due 2034 (included as Exhibit A in Exhibit 4.8 hereto) (incorporated by reference to Exhibit 4.2 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 13, 2026).

10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of July 22, 2026, by and among Talos Energy Inc., Talos Production Inc., each other Credit Party, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Lender party thereto (incorporated by reference to Exhibit 10.1 to Talos Energy Inc.’s Form 8-K (File No. 001-38497) filed with the SEC on July 27, 2026).

10.2†	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-38497) filed with the SEC on February 29, 2024).

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

Talos Energy Inc.

Date:	November 3, 2026	By:	/s/ Zachary B. Dailey
Zachary B. Dailey
Executive Vice President and Chief Financial Officer